Form 10-Q
period 2001-06-30
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-28
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 333-62916-02

MISSION BROADCASTING OF WICHITA FALLS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(IRS Employer Identification No.)

409 Lackawanna Avenue Scranton, PA 18503	(570) 961-2222
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2001, Mission Broadcasting of Wichita Falls, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

i

MISSION BROADCASTING OF WICHITA FALLS, INC.

BALANCE SHEETS

	December 31, 2000	June 30, 2001
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$76	$4
Accounts receivable	114	112
Current portion of broadcast rights	468	172
Prepaid expenses and other current assets	8	—

Total current assets	666	288
Property and equipment, net	2,174	1,935
Broadcast rights	56	—
Intangible assets, net	12,121	12,869

Total assets	$15,017	$15,092

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$599	$148
Accounts payable	8	—
Accrued expenses	11	1
Interest payable	18	91
Due to Nexstar Finance, L.L.C.	416	1,047
Deferred revenue	—	10

Total current liabilities	1,052	1,297
Debt	39,067	40,143
Broadcast rights payable	71	—

Total liabilities	40,190	41,440
Commitments and contingencies (Note 8)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	1	1
Subscription receivable	(1)	(1)
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(19,657)	(18,907)
Accumulated deficit	(5,516)	(7,441)

Total shareholder’s deficit	(25,173)	(26,348)

Total liabilities and shareholder’s deficit	$15,017	$15,092

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Barter revenue	$252	$126	$505	$251
Revenue from Nexstar Finance, L.L.C.	574	482	1,113	1,046

Total revenue	826	608	1,618	1,297

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	39	48	82	98
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	59	50	107	102
Amortization of broadcast rights	359	191	741	399
Amortization of intangible assets	316	210	685	420
Depreciation	120	120	239	239

Total operating expenses	893	619	1,854	1,258

Income (loss) from operations	(67)	(11)	(236)	39
Interest expense, including amortization of debt financing costs	(1,025)	(867)	(2,040)	(1,816)
Interest income	1	1	1	1
Other income, net	—	14	—	17

Loss before income taxes	(1,091)	(863)	(2,275)	(1,759)
Income tax expense	—	—	—	—

Loss before extraordinary loss from refinancing of credit facility	(1,091)	(863)	(2,275)	(1,759)
Extraordinary loss from refinancing of credit facility, net of tax (Note 5)	—	—	—	(166)

Net loss	$(1,091)	$(863)	$(2,275)	$(1,925)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two Issuers	Total Shareholder’s Deficit
	Shares	Par Value
					(dollars in thousands)
Balance at December 31, 1999 (Unaudited)	1,000	$1	$(1)	$(1,777)	$(21,900)	$(23,677)
Net loss	—	—	—	(2,275)	—	(2,275)
In-substance contribution to equity (Note 5)	—	—	—	—	1,359	1,359

Balance at June 30, 2000 (Unaudited)	1,000	1	(1)	(4,052)	(20,541)	(24,593)
Net loss	—	—	—	(1,464)	—	(1,464)
In-substance contribution to equity (Note 5)	—	—	—	—	884	884

Balance at December 31, 2000 (Unaudited)	1,000	1	(1)	(5,516)	(19,657)	(25,173)
Net loss	—	—	—	(1,925)	—	(1,925)
In-substance contribution to equity (Note 5)	—	—	—	—	750	750

Balance at June 30, 2001 (Unaudited)	1,000	$1	$(1)	$(7,441)	$(18,907)	$(26,348)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2000	2001
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(2,275)	$(1,925)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	239	239
Amortization of intangible assets	685	420
Amortization of debt financing costs	14	52
Amortization of broadcast rights, excluding barter	236	148
Payments for broadcast rights	(173)	(318)
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,370	1,065
Loss from refinancing of credit facility, net of tax	—	166
Changes in assets and liabilities:
Decrease in accounts receivable	16	2
Decrease in prepaid expenses and other current assets	—	8
Decrease in accounts payable and accrued expenses	(81)	(17)
(Decrease) increase in interest payable	(4)	35
Increase in deferred revenue	10	10
Increase in amounts due to Nexstar Finance, L.L.C.	251	631

Net cash provided by operating activities	288	516

Cash flows from financing activities:
Proceeds from debt issuance	—	32,512
Repayment of loans	—	(32,076)
Payments for debt financing costs	(300)	(1,024)

Net cash used for financing activities	(300)	(588)

Net decrease in cash and cash equivalents	(12)	(72)
Cash and cash equivalents at beginning of year	24	76

Cash and cash equivalents at end of period	$12	$4

Noncash financing activities:
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(11)	$(315)

The accompanying notes are an integral part of these financial statements

MISSION BROADCASTING OF WICHITA FALLS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting of Wichita Falls, Inc. (the “Company”) was formed in 1998. The Company commenced operations on June 1, 1999 with its acquisition of two television stations. The Company currently owns KJTL, a Fox affiliated station, and KJBO-LP, a low-power UPN affiliated station. Through a shared services agreement and a joint sales agreement with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”), KJTL and KJBO-LP are provided with various management, sales and other services.

In addition to providing the Company with certain services, Nexstar guarantees the debt of the Company. The Company guarantees certain indebtedness of Nexstar (See Note 5 and Note 8).

The shareholder of the Company has granted Nexstar a purchase option to acquire the stations’ assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the indebtedness as defined in the option agreement or (2) the amount of its indebtedness. This option agreement is freely exercisable or assignable by Nexstar without consent or approval by the Company’s shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in the Company under U.S. generally accepted accounting principles (“US GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. The Company retains ultimate control over each station. Such control includes, but is not limited to, retaining control over policies, programming, advertisements and operations of the stations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

3. Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $22 thousand in expense for each of the six month periods ended June 30, 2000 and 2001.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

4. Intangible Assets

	Estimated useful life (years)	December 31, 2000	June 30, 2001
		(dollars in thousands)
Goodwill	40	$4,015	$4,015
Network affiliation agreements	15	5,503	5,503
FCC licenses	15	2,495	2,495
Debt financing costs	term of debt	668	1,473
Other intangible assets	1-15	1,196	1,496

		13,877	14,982

Less: accumulated amortization		(1,756)	(2,113)

Intangible assets, net of accumulated amortization		$12,121	$12,869

5. Debt

Long-term debt consists of the following:

	December 31, 2000	June 30, 2001
	(dollars in thousands)
Revolving credit facility(1)	$39,067	$40,143

(1)	The indebtedness includes borrowings by Bastet Broadcasting, Inc., an affiliated company and a co-borrower of the facility.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, the Company and Bastet Broadcasting, Inc., an affiliated company owned 100% by David S. Smith, entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to the Company and Bastet Broadcasting, Inc. not to exceed the aggregate commitment of $43.0 million. Each party to the credit agreement is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the Bastet/Mission credit facility. Interest rates associated with the credit facility are based, at the option of the borrower, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined (7.11% at June 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the consolidated leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

On June 1, 1999, Bastet Broadcasting, Inc.’s then existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include the Company as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of the Company’s credit facilities approximates carrying value.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $182.0 million. As of June 30, 2001, Nexstar had $120.0 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants at June 30, 2001.

The Company and Bastet Broadcasting, Inc. (collectively, the “Affiliates”), each of which have 100% common ownership, are parties to the Bastet/Mission credit facility. The indebtedness, deferred financing costs and associated interest expense are reflected in the Company’s financial statements since the Affiliates are jointly and severally liable for this debt. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.2 million, related to certain debt financing costs. The amount, net of tax effect, has been presented as an extraordinary item.

6. Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of June 30, 2001, the Company has authorized 1,000 shares of common stock. There are 1,000 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

7. Income Taxes

The Company incurred no income tax expense for each of the six month periods ended June 30, 2001 and 2000.

8. Commitments and Contingencies

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

Guarantor of Senior Subordinated Notes

The Company is a guarantor of Nexstar’s $160.0 million 12.0% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations subordinated to all of the Company’s and Nexstar’s senior debt.

9. Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test our goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

10. Subsequent Events

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market, to provide certain services to KODE. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, excluding transaction costs. Mission obtained third-party valuations of certain acquired intangible assets.

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation, the current owner of KRBC and KACB which are located in Abilene and San Angelo, Texas, pending the sale of the stations to Mission. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002.

        On February 13, 2003, Mission and Nexstar obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar $130.0 million and Mission $55.0 million) and an $80.0 million revolver (Nexstar $50.0 million and Mission $30.0 million). Mission used the proceeds from its facility to refinance its existing senior credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a consolidated total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004, a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004 and a consolidated fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of May 9, 2003, Mission had drawn $3.1 million on its revolver. The refinancing of the existing senior credit facility resulted in a write-off for Mission, during the first quarter of 2003, of $1.1 million of debt financing costs that were capitalized at December 31, 2002.

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100.0 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the six months ended June 30, 2000 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in the Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Introduction

Our revenues are comprised primarily of reimbursements and payments received from Nexstar pursuant to a joint sales agreement. Our primary operating expenses include technical and programming expenses.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during various time periods of the day. Each station purchases licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a syndicator for cash or the syndicator is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The station records the estimated fair market value of the inventory given to the syndicator as a barter asset and liability. Over the term of the contract, these values are amortized as barter revenue and expense.

Station Agreements

We own KJTL and KJBO-LP. We have entered into a shared services agreement with a subsidiary of Nexstar, which allows the sharing of services including news production, technical maintenance and security. Through a joint sales agreement, we allow Nexstar to sell and receive the revenues from the advertising time of KJTL and KJBO-LP in return for monthly payments to us.

In addition to receiving certain services from Nexstar, Nexstar also guarantees our debt. The Company is a guarantor of the senior credit facility entered into by and the senior subordinated notes issued by Nexstar.

Our shareholder, David S. Smith, has granted Nexstar a purchase option, which was amended on October 18, 2002, to acquire the stations’ assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of indebtedness. This option agreement is freely exercisable or assignable by Nexstar without consent or approval by David S. Smith.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
	Amount	Amount	Amount	Amount
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Barter revenue	$252	$126	$505	$251
Revenue from Nexstar Finance, L.L.C.	574	482	1,113	1,046

Total revenue	$826	$608	$1,618	$1,297

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2000		2001		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)
Total revenue	$826	100.0	$608	100.0	$1,618	100.0	$1,297	100.0
Operating expenses:
Direct operating expense	39	4.7	48	7.9	82	5.1	98	7.6
Selling, general and administrative expense	59	7.1	50	8.2	107	6.6	102	7.9
Barter expense	252	30.5	126	20.7	505	31.2	251	19.4
Depreciation and amortization	436	52.8	330	54.3	924	57.1	659	50.8
Amortization of broadcast rights, excluding barter	107	13.0	65	10.7	236	14.6	148	11.4

(Loss) income from operations	$(67)		$(11)		$(236)		$39

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net revenue for the three months ended June 30, 2001 was $0.6 million, a decrease of $0.2 million, compared to $0.8 million for the three months ended June 30, 2000. This decrease was primarily attributable to lower barter revenue.

Direct operating expenses and selling, general and administrative expenses for the three months ended June 30, 2001 were $0.1 million, consistent with the prior year.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2001 was $0.1 million, consistent with the prior year. Depreciation of property and equipment and amortization of intangible assets was $0.3 million for the three months ended June 30, 2001, compared with $0.4 million for the comparable period in 2000, a decrease of $0.1 million.

Loss from operations for the three months ended June 30, 2001 was $11 thousand as compared to a loss from operations of $67 thousand for the three months ended June 30, 2000, an improvement of $56 thousand. The improvement was primarily attributable to lower amortization of broadcast rights.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2001 was $0.9 million, compared to $1.0 million for the same period in 2000, a decrease of $0.1 million. The decrease was primarily attributable to a decrease in the cost of funds.

As a result of the factors discussed above, our net loss was $0.9 million for the three months ended June 30, 2001, compared to a net loss of $1.1 million for the same period in 2000, a decrease in net loss of $0.2 million.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net revenue for the six months ended June 30, 2001 was $1.3 million, a decrease of $0.3 million, compared to $1.6 million for the six months ended June 30, 2000. Most of this decrease was attributed to a decrease in barter revenue.

Direct operating expenses and selling, general and administrative expenses for the six months ended June 30, 2001 were $0.2 million, consistent with the same period in 2000.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2001 was $0.1 million, compared to $0.2 million for the six months ended June 30, 2000, a decrease of $0.1 million. Depreciation of property and equipment and amortization of intangible assets was $0.7 million for the six months ended June 30, 2001, compared to $0.9 million for the six months ended June 30, 2000. The decrease was attributed to the full amortization of short-lived intangible assets.

Income from operations for the six months ended June 30, 2001 was $39 thousand as compared to a loss from operations of $0.2 million for the six months ended June 30, 2000. The improvement was primarily attributable to a decrease in amortization of intangible assets and lower amortization of broadcast rights, excluding barter.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2001 was $1.8 million, compared to $2.0 million for the same period in 2000, a decrease of $0.2 million. The decrease was primarily attributable to lower cost of funds.

In January 2001, we wrote off $0.2 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility.

As a result of the factors discussed above, our net loss was $1.9 million for the six months ended June 30, 2001 compared to $2.3 million for the same period in 2000, a decrease in net loss of $0.4 million.

Liquidity and Capital Resources

As of June 30, 2001, cash and cash equivalents were $4 thousand compared to $12 thousand as of June 30, 2000.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facility. Cash flows provided by operating activities were $0.5 million for the six months ended June 30, 2001, as compared to $0.3 million for the six months ended June 30, 2000.

Cash was not used for investing activities for the six months ended June 30, 2001 or for the six months ended June 30, 2000.

Cash used for financing activities was $0.6 million for the six months ended June 30, 2001, compared to $0.3 million for the six months ended June 30, 2000. The change in cash flows from financing activities for the six months ended June 30, 2001 was the result of borrowings under the new senior credit facility of $32.5 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility and continuation of the various service arrangement between Mission and Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Senior Credit Facility

On January 12, 2001, we entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the facility provide for a revolving credit facility in the amount of $43.0 million. We share the credit facility with Bastet Broadcasting, Inc., an affiliated company that is also 100% owned by David S. Smith. Interest rates associated with our credit facility are based, at our option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at June 30, 2001.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of June 30, 2001, $120.0 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $182.0 million. Nexstar was in compliance with its covenants at June 30, 2001.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for KJTL until July 7, 2003. We estimate the digital conversion will require an average initial capital investment of $0.2 million for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million for full-power transmission modifications. There were no expenditures for digital conversion for the six months ended June 30, 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At June 30, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses; however, we will be required to test our goodwill and FCC licenses for impairment under the new standard during 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS No. 144 will have a material impact on our financial statements.

Subsequent Events

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market, to provide certain services to KODE. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, excluding transaction costs. Mission obtained third-party valuations of certain acquired intangible assets.

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation, the current owner of KRBC and KACB which are located in Abilene and San Angelo, Texas, pending the sale of the stations to Mission. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002.

        On February 13, 2003, Mission and Nexstar obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar $130.0 million and Mission $55.0 million) and an $80.0 million revolver (Nexstar $50.0 million and Mission $30.0 million). Mission used the proceeds from its facility to refinance its existing senior credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a consolidated total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004, a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004 and a consolidated fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of May 9, 2003, Mission had drawn $3.1 million on its revolver. The refinancing of the existing senior credit facility resulted in a write-off for Mission, during the first quarter of 2003, of $1.1 million of debt financing costs that were capitalized at December 31, 2002.

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100.0 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at June 30, 2001 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (7.11% at June 30, 2001). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time period.

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,453	$2,653	$2,854	$3,055	$3,256

(1)	Includes the impact of the indebtedness of Bastet Broadcasting, Inc.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

PART II

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securityholders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a.) Exhibits

Exhibit No.	Exhibit Index

99.1	Certification of David S. Smith pursuant to 18 U.S.C. ss 1350.

(b.) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 28, 2003	MISSION BROADCASTING OF WICHITA FALLS, INC.

	By:	/S/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

I, David S. Smith, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) of Mission Broadcasting of Wichita Falls, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mission Broadcasting of Wichita Falls, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: May 28, 2003

By:	/s/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)