Form 10-Q
period 2001-09-30
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-28
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended September 30, 2001

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

As of September 30, 2001, Mission Broadcasting of Wichita Falls, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

i

MISSION BROADCASTING OF WICHITA FALLS, INC.

BALANCE SHEETS

	December 31, 2000	September 30, 2001
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$76	$4
Accounts receivable	114	111
Current portion of broadcast rights	468	575
Prepaid expenses and other current assets	8	—

Total current assets	666	690
Property and equipment, net	2,174	1,816
Broadcast rights	56	150
Intangible assets, net	12,121	12,668

Total assets	$15,017	$15,324

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$599	$579
Accounts payable	8	6
Accrued expenses	11	2
Interest payable	18	82
Due to Nexstar Finance, L.L.C.	416	1,033
Deferred revenue	—	10

Total current liabilities	1,052	1,712
Debt	39,067	40,143
Broadcast rights payable	71	150

Total liabilities	40,190	42,005
Commitments and contingencies (Note 8)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	1	1
Subscription receivable	(1)	(1)
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(19,657)	(18,478)
Accumulated deficit	(5,516)	(8,203)

Total shareholder’s deficit	(25,173)	(26,681)

Total liabilities and shareholder’s deficit	$15,017	$15,324

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(Unaudited) (dollars in thousands)		(Unaudited) (dollars in thousands)
Barter revenue	$252	$124	$757	$375
Revenue from Nexstar Finance, L.L.C.	550	436	1,663	1,482

Total revenue	802	560	2,420	1,857

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	46	51	128	149
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	47	38	154	140
Amortization of broadcast rights	361	144	1,102	543
Amortization of intangible assets	210	211	895	631
Depreciation	120	119	359	358

Total operating expenses	784	563	2,638	1,821

Income (loss) from operations	18	(3)	(218)	36
Interest expense, including amortization of debt financing costs	(585)	(760)	(2,625)	(2,576)
Interest income	1	1	2	2
Other income, net	—	—	—	17

Loss before income taxes	(566)	(762)	(2,841)	(2,521)
Income tax expense	—	—	—	—

Loss before extraordinary loss from refinancing of credit facility	(566)	(762)	(2,841)	(2,521)
Extraordinary loss from refinancing of credit facility, net of tax (Note 5)	—	—	—	(166)

Net loss	$(566)	$(762)	$(2,841)	$(2,687)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two Issuers	Total Shareholder’s Deficit
	Shares	Par Value
					(dollars in thousands)
Balance at December 31, 1999 (Unaudited)	1,000	$1	$(1)	$(1,777)	$(21,900)	$(23,677)
Net loss	—	—	—	(2,841)	—	(2,841)
In-substance contribution to equity (Note 5)	—	—	—	—	1,541	1,541

Balance at September 30, 2000 (Unaudited)	1,000	1	(1)	(4,618)	(20,359)	(24,977)
Net loss	—	—	—	(898)	—	(898)
In-substance contribution to equity (Note 5)	—	—	—	—	702	702

Balance at December 31, 2000 (Unaudited)	1,000	1	(1)	(5,516)	(19,657)	(25,173)
Net loss	—	—	—	(2,687)	—	(2,687)
In-substance contribution to equity (Note 5)	—	—	—	—	1,179	1,179

Balance at September 30, 2001 (Unaudited)	1,000	$1	$(1)	$(8,203)	$(18,478)	$(26,681)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2000	2001
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(2,841)	$(2,687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	359	358
Amortization of intangible assets	895	631
Amortization of debt financing costs	21	79
Amortization of broadcast rights, excluding barter	345	168
Payments for broadcast rights	(246)	(357)
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,587	1,512
Loss from refinancing of credit facility, net of tax	—	166
Changes in assets and liabilities:
Decrease in accounts receivable	126	3
Decrease in prepaid expenses and other current assets	—	8
Decrease in accounts payable and accrued expenses	(81)	(11)
(Decrease) increase in interest payable	(4)	31
Increase in deferred revenue	—	10
Increase in amounts due to Nexstar Finance, L.L.C.	121	617

Net cash provided by operating activities	282	528

Cash flows from investing activities:
Additions to property and equipment	(1)	—

Net cash used for investing activities	(1)	—
Cash flows from financing activities:
Proceeds from debt issuance	—	32,512
Repayment of loans	—	(32,076)
Payments for debt financing costs	(300)	(1,036)

Net cash used for financing activities	(300)	(600)

Net decrease in cash and cash equivalents	(19)	(72)
Cash and cash equivalents at beginning of year	24	76

Cash and cash equivalents at end of period	$5	$4

Noncash financing activities:
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(46)	$(333)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

3. Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $33 thousand in expense for each of the nine month periods ended September 30, 2000 and 2001.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

4. Intangible Assets

	Estimated usefullife (years)	December 31, 2000	September 30, 2001
		(Unaudited) (dollars in thousands)
Goodwill	40	$4,015	$4,015
Network affiliation agreements	15	5,503	5,503
FCC licenses	15	2,495	2,495
Debt financing costs	term of debt	668	1,473
Other intangible assets	1-15	1,196	1,496

		13,877	14,982
Less: accumulated amortization		(1,756)	(2,314)

Intangible assets, net of accumulated amortization		$12,121	$12,668

5. Debt

Long-term debt consists of the following:

	December 31, 2000	September 30, 2001
	(Unaudited) (dollars in thousands)
Revolving credit facility(1)	$39,067	$40,143

(1)	The indebtedness includes borrowings by Bastet Broadcasting, Inc., an affiliated company and a co-borrower of the facility.

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, the Company and Bastet Broadcasting, Inc., an affiliated company owned 100% by David S. Smith, entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to the Company and Bastet Broadcasting, Inc. not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Bastet/Mission credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party to the credit agreement is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the Bastet/Mission credit facility. Interest rates associated with the credit facility are based, at the option of the borrower, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined (6.34% at September 30, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the consolidated leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

On June 1, 1999, Bastet Broadcasting, Inc.’s then existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include the Company as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair market value of the Company’s credit facility approximates carrying value.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $182.0 million and, as of September 30, 2001, Nexstar had $97.0 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants at September 30, 2001.

The Company and Bastet Broadcasting, Inc. (collectively, the “Affiliates”), each of which have 100% common ownership, are parties to the Bastet/Mission credit facility. The indebtedness, deferred financing costs and associated interest expense are reflected in the Company’s financial statements since each of the Affiliates is jointly and severally liable for this debt. Proceeds from or payments on borrowings are reflected as in-substance distributions/contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.2 million, related to certain debt financing costs. The amount, net of tax effect, has been presented as an extraordinary item.

6. Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of September 30, 2001, the Company has authorized 1,000 shares of common stock. There are 1,000 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

7. Income Taxes

The Company incurred no income tax expense for each of the nine month periods ended September 30, 2001 and 2000.

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

9. Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after September 30, 2001 are not amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. We tested our goodwill and FCC licenses for impairment under the new standard during 2002, which resulted in no impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the nine months ended September 30, 2000 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	Amount	Amount	Amount	Amount
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Barter revenue	$252	$124	$757	$375
Revenue from Nexstar Finance, L.L.C.	550	436	1,663	1,482

Total revenue	$802	$560	$2,420	$1,857

Results	of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2000		2001		2000		2001
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)
Total revenue	$802	100.0	$560	100.0	$2,420	100.0	$1,857	100.0
Operating expenses:
Direct operating expense	46	5.7	51	9.1	128	5.3	149	8.0
Selling, general and administrative expense	47	5.9	38	6.8	154	6.4	140	7.5
Barter expense	252	31.4	124	22.1	757	31.3	375	20.2
Depreciation and amortization	330	41.1	330	58.9	1,254	51.8	989	53.3
Amortization of broadcast rights, excluding barter	109	13.6	20	3.6	345	14.3	168	9.0

Income (loss) from operations	$18		$(3)		$(218)		$36

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net revenue for the three months ended September 30, 2001 was $0.6 million, a decrease of $0.2 million, compared to $0.8 million for the three months ended September 30, 2000. The decrease was primarily attributable to a decline in barter and revenue from Nexstar under the joint sales agreement.

Direct operating expenses and selling, general and administrative expenses for the three months ended September 30, 2001 were $89 thousand compared to $93 thousand for the same 2000 period, a decrease of $4 thousand.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2001 was $20 thousand, compared to $109 thousand for the same period in 2000, a decrease of $89 thousand. The decrease was primarily attributable to the timing of the expiration of certain broadcast licenses.

Loss from operations for the three months ended September 30, 2001 was $3 thousand, compared to income of $18 thousand for the three months ended September 30, 2000. The decline was due to a decrease in barter revenue partially offset by a decrease in amortization of broadcast rights, excluding barter.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2001 was $0.8 million, an increase of $0.2 million compared to the same period in 2000. The increase was primarily due to an increase in debt finance cost amortization and higher levels of debt outstanding.

As a result of the factors discussed above, our net loss for the three months ended September 30, 2001 was $0.8 million compared to a net loss of $0.6 million for the same 2000 period, a $0.2 million increase in net loss.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net revenue for the nine months ended September 30, 2001 was $1.9 million, a decrease of $0.5 million, compared to $2.4 million for the nine months ended September 30, 2000. The decrease was attributable to a decrease in both barter and revenue from Nexstar payable under the joint sales agreement.

Direct operating expenses and selling, general and administrative expenses for the nine months ended September 30, 2001 were $0.3 million, consistent with the same period in 2000.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2001 was $0.2 million, compared to $0.3 million for the same period in 2000, a decrease of $0.1 million.

Depreciation of property and equipment and amortization of intangible assets was $1.0 million for the nine months ended September 30, 2001 compared to $1.3 million for the same period in 2000. The decrease was due to full amortization of short-lived assets.

Income from operations for the nine months ended September 30, 2001 was $36 thousand, compared to a loss of $218 thousand for the nine months ended September 30, 2000. The $0.3 million improvement was due to a decrease in amortization of intangible assets, partially offset by a decrease in other revenue.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2001 was $2.6 million, consistent with the same period in 2000.

In January 2001, we wrote off $0.2 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility.

As a result of the factors discussed above, our net loss for the nine months ended September 30, 2001 was $2.7 million compared to a net loss of $2.8 million for the same 2000 period, a $0.1 million decrease in net loss.

Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents were $4 thousand compared to $5 thousand as of September 30, 2000.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facility. Cash flows provided by operating activities were $0.5 million for the nine months ended September 30, 2001, as compared to $0.3 million for the nine months ended September 30, 2000.

Cash was not used for investing activities for the nine months ended September 30, 2001, compared to $1 thousand for the same period in 2000.

Cash used for financing activities was $0.6 million for the nine months ended September 30, 2001, compared to $0.3 million for the nine months ended September 30, 2000. The change in cash flows from financing activities for the nine months ended September 30, 2001 was the result of borrowings under the new senior credit facility of $32.5 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

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

Senior Credit Facility

On January 12, 2001, we entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing the facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. We share the credit facility with Bastet Broadcasting, Inc., an affiliated company that is also 100% owned by David S. Smith. Interest rates associated with our credit facility are based, at our option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (6.34% at September 30, 2001). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ration of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at September 30, 2001.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of September 30, 2001, $97.0 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $182.0 million. Nexstar was in compliance with its covenants at September 30, 2001.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for KJTL until July 7, 2003. We estimate the digital conversion will require an average initial capital investment of $0.2 million for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million for full-power transmission modifications. There were no expenditures for digital conversion for nine months ended September 30, 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At September 30, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after September 30, 2001 are not amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. We tested our goodwill and FCC licenses for impairment under the new standard during 2002, which resulted in no impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

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

All borrowings at September 30, 2001 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (6.34% at September 30, 2001). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time period.

	Interest rate decrease		No change to Interest rate	interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,144	$2,344	$2,545	$2,746	$2,946

(1)	Includes the impact of the indebtedness of Bastet Broadcasting, Inc.

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