Form 10-Q
period 2002-03-31
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-28
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended March 31, 2002

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

As of March 31, 2002, Mission Broadcasting of Wichita Falls, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

		Page
PART I
ITEM 1.	Consolidated Financial Statements (Unaudited)	–
	Consolidated Balance Sheets—December 31, 2001 and March 31, 2002	1
	Consolidated Statements of Operations for the three months ended March 31, 2001 and 2002	2
	Consolidated Statements of Changes in Shareholder’s Deficit for the year ended December 31, 2001 and for the three months ended March 31, 2001 and 2002	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002	4
	Notes to Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II
ITEM 1.	Legal Proceedings	13
ITEM 2.	Changes in Securities and Use of Proceeds	13
ITEM 3.	Defaults Upon Senior Securities	13
ITEM 4.	Submission of Matters to a Vote of Security Holders	13
ITEM 5.	Other Information	13
ITEM 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

CERTIFICATION		15

1

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$40	$833
Accounts receivable, net of allowance for doubtful accounts of $0 and $6, respectively	118	795
Current portion of broadcast rights	325	245
Prepaid expenses and other current assets	—	7

Total current assets	483	1,880
Property and equipment, net	1,706	1,591
Broadcast rights	74	—
Other noncurrent assets	6,000	6,000
Goodwill, net	3,327	3,327
Intangible assets, net	8,984	8,834

Total assets	$20,574	$21,632

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$357	$196
Accounts payable	2	940
Accrued expenses	59	187
Taxes payable	1	90
Interest payable	262	397
Due to Nexstar Finance, L.L.C.	975	957
Deferred revenue	—	10

Total current liabilities	1,656	2,777
Debt	46,143	46,143
Broadcast rights payable	150	150

Total liabilities	47,949	49,070
Commitments and contingencies (Note 9)
Shareholder’s deficit:
Common stock, $1dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	1	1
Subscription receivable	(1)	(1)
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(18,211)	(17,840)
Accumulated deficit	(9,164)	(9,598)

Total shareholder’s deficit	(27,375)	(27,438)

Total liabilities and shareholder’s deficit	$20,574	$21,632

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2001	2002
	(Unaudited) (dollars in thousands)
Broadcast revenue (excluding trade and barter)	$—	$1,187
Less: commissions	—	(138)

Net broadcast revenues (excluding trade and barter)	—	1,049
Trade and barter revenue	126	133
Revenue from Nexstar Finance, L.L.C.	565	460

Total net revenue	691	1,642

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	50	513
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown separately below)	52	392
Amortization of broadcast rights	208	153
Amortization of intangible assets	210	107
Depreciation	119	120

Total operating expenses	639	1,285

Income from operations	52	357
Interest expense, including amortization of debt financing costs	(1,115)	(712)
Interest income	1	—
Other income, net	1	—

Loss before income taxes	(1,061)	(355)
Income tax expense	—	(79)

Net loss	$(1,061)	$(434)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock				In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of	Total
	Shares	Par Value	Subscription Receivable	Accumulated Deficit	Each of the Two Issuers	Shareholder’s Deficit
					(dollars in thousands)

Balance at December 31, 2000 (Unaudited)	1,000	$1	$(1)	$(5,516)	$(19,657)	$(25,173)
Net loss	—	—	—	(1,061)	—	(1,061)
In-substance contribution to equity (Note 6)	—	—	—	—	187	187

Balance at March 31, 2001 (Unaudited)	1,000	1	(1)	(6,577)	(19,470)	(26,047)
Net loss	—	—	—	(2,587)	—	(2,587)
In-substance contribution to equity (Note 6)	—	—	—	—	1,259	1,259

Balance at December 31, 2001 (Unaudited)	1,000	1	(1)	(9,164)	(18,211)	(27,375)
Net loss	—	—	—	(434)	—	(434)
In-substance contribution to equity (Note 6)	—	—	—	—	371	371

Balance at March 31, 2002 (Unaudited)	1,000	$1	$(1)	$(9,598)	$(17,840)	$(27,438)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2001	2002
	(Unaudited) (dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,061)	$(434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	119	120
Amortization of intangible assets	210	107
Amortization of debt financing costs	192	24
Amortization of broadcast rights, excluding barter	82	52
Payments for broadcast rights	(133)	(59)
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	553	373
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2	(677)
Increase (decrease) in prepaid expenses and other current assets	8	(7)
Increase in accounts payable and accrued expenses	17	1,066
Increase in interest payable	70	152
Increase in current taxes payable	—	89
Increase in deferred revenue	10	10
Increase (decrease) in amounts due to Nexstar Finance, L.L.C.	256	(18)

Net cash provided by operating activities	325	798

Cash flows from investing activities:
Additions to property and equipment	—	(5)

Net cash used for investing activities	—	(5)

Cash flows from financing activities:
Proceeds from debt issuance	16,256	—
Repayment of loans	(15,820)	—
Payments for debt financing costs	(703)	—

Net cash used for financing activities	(267)	—

Net increase in cash and cash equivalents	58	793
Cash and cash equivalents at beginning of year	76	40

Cash and cash equivalents at end of period	$134	$833

Noncash financing activities:
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(366)	$(2)

The accompanying notes are an integral part of these consolidated financial statements

MISSION BROADCASTING OF WICHITA FALLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting of Wichita Falls, Inc. (the “Company”) was formed in 1998. The Company commenced operations on June 1, 1999 with its acquisition of two television stations. The Company currently owns KJTL, a Fox affiliated station, and KJBO-LP, a low-power UPN affiliated station. Through a shared services agreement and a joint sales agreement with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”), KJTL and KJBO-LP are provided with various management, sales and other services. In December 2001, Mission Broadcasting of Joplin, Inc., a wholly-owned subsidiary of the Company (collectively “Mission”) entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and sell the advertising time on KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price of the assets was $14.0 million and was financed under the Company’s senior credit facility.

In addition to providing Mission with certain services, Nexstar guarantees the debt of the Company. The Company guarantees certain indebtedness of Nexstar (See Note 6 and Note 9).

The shareholder of Mission has granted Nexstar a purchase option on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s shareholder.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of March 31, 2002 and for the three months ended March 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Goodwill and Other Intangible Assets

Intangible assets include FCC licenses, network affiliation agreements, and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company will complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of its stations. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flow based on our business plan. The test resulted in no impairment being identified. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.3 million.

        FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical start-up whose only asset is the FCC license. The test resulted in no impairment being identified.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Net loss	$(1,061)	$(434)
Add:
Goodwill amortization, net of tax	66	—
Indefinite-lived intangible asset amortization, net of tax	42	—

Net loss—as adjusted	$(953)	$(434)

Long-lived Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s consolidated financial statements.

3. Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $12 thousand in expense for the three months ended March 31, 2001 and $25 thousand for the three months ended March 31, 2002.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the consolidated financial statements.

4. Time Brokerage Agreement

In 2001 and 2002, the Company had the following arrangement:

The KODE Arrangement

On December 31, 2001, Mission Broadcasting of Joplin, Inc. entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mission Broadcasting of Joplin, Inc. made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2001	March 31, 2002
		(Unaudited)
		(dollars in thousands)
Network affiliation agreements	15	$5,503	$5,503
FCC licenses	indefinite	2,495	2,495
Debt financing costs	term of debt	1,473	1,477
Other intangible assets	1-15	1,250	1,250

		10,721	10,725
Less: accumulated amortization		(1,737)	(1,891)

Intangible assets, net of accumulated amortization		$8,984	$8,834

Goodwill	indefinite	3,327	3,327

Intangible assets and goodwill		$12,311	$12,161

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the year ended December 31, 2001 and the three months ended March 31, 2002 was $0.5 million and $0.1 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangible assets excluding goodwill, at December 31, 2001 and March 31, 2002 was $2.1 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded as of December 31, 2001 (dollars in thousands):

Year ending December 31,
2002	$ 520
2003	520
2004	520
2005	511
2006	511

6. Debt

Long-term debt consists of the following:

	December 31, 2001	March 31, 2002
	(Unaudited)
	(dollars in thousands)
Revolving credit facility(1)	$46,143	$46,143

(1)	The indebtedness includes borrowings by Bastet Broadcasting, Inc., an affiliated company and a co-borrower of the facility.

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

On November 14, 2001, the Bastet/Mission credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the Bastet/Mission credit facility. Interest rates associated with the Bastet/Mission credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which has a maximum commitment of $149.0 million and, as of March 31, 2002, Nexstar had $84.5 million outstanding. Nexstar and the parties to the Bastet/Mission credit facility were in compliance with all covenants as of March 31, 2002.

As described above, the Company and Bastet Broadcasting, Inc. (collectively, the “Affiliates”), each of which have 100% common ownership, are parties to the Bastet/Mission credit facility. The indebtedness, deferred financing costs and associated interest expense are reflected in the Company’s financial statements since each of the Affiliates is jointly and severally liable for this debt. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.2 million, related to certain debt financing costs. The amount, net of tax effect, is included in interest expense pursuant to the adoption of SFAS No. 145.

7. Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of March 31, 2002, the Company has authorized 1,000 shares of common stock. There are 1,000 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

8. Income Taxes

The Company incurred $79 thousand in income tax expense for the three months ended March 31, 2002. The Company incurred no income tax expense for the same 2001 period.

9. Commitments and Contingencies

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

Guarantor of Senior Subordinated Notes

The Company is a guarantor of Nexstar’s $160.0 million 12.0% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of the Company’s and Nexstar’s senior debt.

10. Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Mission adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.2 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

11. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months ended March 31, 2001 and 2002 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Introduction

The broadcast revenue of our stations is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Revenue from Nexstar Finance, L.L.C. is comprised primarily of reimbursements and payments received from Nexstar pursuant to a joint sales agreement. Our primary operating expenses include technical and programming expenses.

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

Our acquisitions and other arrangements during each of the three months ended March 31, 2002 and 2001 affect the year-to-year comparability of the operating results discussed below.

Recent Developments

Acquisitions and Station Agreements

We entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. in December 2001 with regard to KODE, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price of the assets was $14.0 million and was financed under our senior credit facility. Pursuant to the terms of the purchase agreement, we made a down payment of $6.0 million against the purchase price of KODE which is reflected in other assets in the consolidated financial statements.

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

        Our shareholder, David S. Smith, has granted Nexstar purchase options, which were amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of indebtedness. These option agreements are freely exercisable or assignable by Nexstar, without consent or approval by David S. Smith.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, and agency and national sales representative commissions:

	Three Months Ended March 31,
	2001		2002
	Amount	%	Amount	%
	(Unaudited) (dollars in thousands)
Local	$—	—	$847	71.4
National	—	—	181	15.2
Political	—	—	—	—
Network compensation	—	—	155	13.1
Other	—	—	4	0.3

Total gross revenue	—	—	1,187	100.0
Less: Agency and national representative commissions	—	—	138	11.6

Net broadcast revenue	—	—	1,049	88.4
Trade and barter revenue	126		133
Revenue from Nexstar Finance, L.L.C.	565		460

Total net revenue	$691		$1,642

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2001		2002
	Amount	%	Amount	%
	(Unaudited) (dollars in thousands)
Total net revenue	$691	100.0	$1,642	100.0
Operating expenses:
Direct operating expense, net of trade	50	7.2	513	31.2
Selling, general and administrative expense	52	7.5	392	23.9
Trade and barter expense	126	18.2	133	8.1
Depreciation and amortization	329	47.6	227	13.8
Amortization of broadcast rights, excluding barter	82	11.9	20	1.2

Income from operations	$52		$357

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net revenue for the three months ended March 31, 2002 was $1.6 million, an increase of $0.9 million, compared to $0.7 million for the three months ended March 31, 2001. This increase was attributable to the net broadcast revenue generated by KODE under the time brokerage agreement.

Direct operating expenses and selling, general and administrative expenses for the three months ended March 31, 2002 were $0.9 million, compared to $0.1 million in the prior year. The higher expenses were attributable to the addition of station KODE.

Depreciation of property and equipment and amortization of intangible assets was $0.2 million for the three months ended March 31, 2002, compared with $0.3 million for the comparable period in 2001, a decrease of $0.1 million, with the decrease attributable to the company ceasing amortization of indefinite-lived intangible assets, including goodwill.

Income from operations for the three months ended March 31, 2002 was $0.4 million as compared to income from operations of $0.1 million for the three months ended March 31, 2001, an improvement of $0.3 million. The improvement was primarily attributable to increased revenues from KODE, offset by increased operating expenses from KODE.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2002 was $0.7 million, compared to $1.1 million for the same period in 2001, a decrease of $0.4 million. The decrease was primarily attributable to a decrease in the cost of funds and in January 2001, we wrote off $0.2 million in debt financing costs, net of tax effect, as a result of financing our credit facility, with the $0.2 million included in 2001 interest expense.

As a result of the factors discussed above, our net loss was $0.4 million for the three months ended March 31, 2002, compared to a net loss of $1.1 million for the same period in 2001, a decrease in net loss of $0.7 million.

Liquidity and Capital Resources

As of March 31, 2002, cash and cash equivalents were $0.8 million compared to $0.1 million as of March 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facility. Cash flows provided by operating activities were $0.8 million for the three months ended March 31, 2002, as compared to cash flows provided by operating activities of $0.3 million for the three months ended March 31, 2001.

Cash used for investing activities for the three months ended Mach 31, 2002 totaled $5 thousand. There was no cash used for investing activities in 2001.

Cash was not used for financing activities for the three months ended March 31, 2002, compared to $0.3 million for the three months ended March 31, 2001. The cash flows from financing activities for the three months ended March 31, 2001 was the result of borrowings under the new senior credit facility of $16.3 million less the payment of related debt financing costs and the repayment of the existing senior credit facility.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility and continuation of the various service arrangements between Mission and Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet Broadcasting, Inc. and Mission for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at March 31, 2002.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of March 31, 2002, $82.0 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $149.0 million. Nexstar was in compliance with its covenants at March 31, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations at KJTL and KODE until July 7, 2003. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the six months ended March 31, 2002. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At March 31, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 are not amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. We tested our goodwill and FCC licenses for impairment under the new standard during 2002, which resulted in no impairment.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Mission adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.2 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

Subsequent Events

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

All borrowings at March 31, 2002 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 5.41% to 5.54% at March 31, 2002). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time period.

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,043	$2,273	$2,504	$2,735	$2,966

(1)	Includes the impact of the indebtedness of Bastet Broadcasting, Inc.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

PART II

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securityholders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a.) Exhibits

Exhibit No.	Exhibit Index
99.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.

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