Form 10-Q
period 2002-06-30
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-28
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended June 30, 2002

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

Yes ☐ No ☒

As of June 30, 2002, Mission Broadcasting of Wichita Falls, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

1

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$40	$99
Accounts receivable, net of allowance for doubtful accounts of $0 and $12, respectively	118	1,089
Current portion of broadcast rights	325	157
Prepaid expenses and other current assets	—	20

Total current assets	483	1,365
Property and equipment, net	1,706	1,526
Broadcast rights	74	—
Other noncurrent assets	6,000	6,000
Goodwill, net	3,327	3,362
Intangible assets, net	8,984	8,671

Total assets	$20,574	$20,924

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$357	$163
Accounts payable	2	3
Accrued expenses	59	463
Taxes payable	1	117
Interest payable	262	63
Due to Nexstar Finance, L.L.C.	975	1,311
Deferred revenue	—	10

Total current liabilities	1,656	2,130
Debt	46,143	46,143
Broadcast rights payable	150	110

Total liabilities	47,949	48,383
Commitments and contingencies (Note 9)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	1	1
Subscription receivable	(1)	(1)
In-substance distribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	(18,211)	(17,350)
Accumulated deficit	(9,164)	(10,109)

Total shareholder’s deficit	(27,375)	(27,459)

Total liabilities and shareholder’s deficit	$20,574	$20,924

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Broadcast revenue (excluding trade and barter)	$—	$1,408	$—	$2,595
Less: commissions	—	(170)	—	(308)

Net broadcast revenues (excluding trade and barter)	—	1,238	—	2,287
Trade and barter revenue	126	117	251	249
Revenue from Nexstar Finance, L.L.C.	482	452	1,046	912

Total net revenue	608	1,807	1,297	3,448

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	48	228	98	742
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	50	426	102	818
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	—	482	—	482
Amortization of broadcast rights	191	146	399	299
Amortization of intangible assets	210	114	420	221
Depreciation	120	120	239	239

Total operating expenses	619	1,516	1,258	2,801

(Loss) income from operations	(11)	291	39	647
Interest expense, including amortization of debt financing costs	(867)	(745)	(1,982)	(1,457)
Interest income	1	—	1	—
Other income, net	14	—	17	—

Loss before income taxes	(863)	(454)	(1,925)	(810)
Income tax expense	—	(57)	—	(135)

Net loss	$(863)	$(511)	$(1,925)	$(945)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of Each of the Two Issuers	Total Shareholder’s Deficit
	Shares	Par Value
					(dollars in thousands)
Balance at December 31, 2000 (Unaudited)	1,000	$1	$(1)	$(5,516)	$(19,657)	$(25,173)
Net loss	—	—	—	(1,925)	—	(1,925)
In-substance contribution to equity (Note 6)	—	—	—	—	750	750

Balance at June 30, 2001 (Unaudited)	1,000	1	(1)	(7,441)	(18,907)	(26,348)
Net loss	—	—	—	(1,723)	—	(1,723)
In-substance contribution to equity (Note 6)	—	—	—	—	696	696

Balance at December 31, 2001 (Unaudited)	1,000	1	(1)	(9,164)	(18,211)	(27,375)
Net loss	—	—	—	(945)	—	(945)
In-substance contribution to equity (Note 6)	—	—	—	—	861	861

Balance at June 30, 2002 (Unaudited)	1,000	$1	$(1)	$(10,109)	$(17,350)	$(27,459)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,925)	$(945)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	239	239
Amortization of intangible assets	420	221
Amortization of debt financing costs	218	48
Amortization of broadcast rights, excluding barter	148	114
Payments for broadcast rights	(318)	(105)
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,065	781
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2	(971)
Decrease (increase) in prepaid expenses and other current assets	8	(20)
(Decrease) increase in accounts payable and accrued expenses	(17)	405
Increase (decrease) in interest payable	35	(75)
Increase in current taxes payable	—	116
Increase in deferred revenue	10	10
Increase in amounts due to Nexstar Finance, L.L.C.	631	336

Net cash provided by operating activities	516	154

Cash flows from investing activities:
Additions to property and equipment	—	(60)
Acquisition of broadcast properties and related transaction costs	—	(35)

Net cash used for investing activities	—	(95)

Cash flows from financing activities:
Proceeds from debt issuance	32,512	—
Repayment of loans	(32,076)	—
Payments for debt financing costs	(1,024)	—

Net cash used for financing activities	(588)	—

Net increase (decrease) in cash and cash equivalents	(72)	59
Cash and cash equivalents at beginning of year	76	40

Cash and cash equivalents at end of period	$4	$99

Noncash financing activities:
In-substance (distribution) contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(315)	$80

The accompanying notes are an integral part of these consolidated financial statements

MISSION BROADCASTING OF WICHITA FALLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting of Wichita Falls, Inc. (the “Company”) was formed in 1998. The Company commenced operations on June 1, 1999 with its acquisition of two television stations. The Company currently owns KJTL, a Fox affiliated station, and KJBO-LP, a low-power UPN affiliated station. Through a shared services agreement and a joint sales agreement with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”), KJTL and KJBO-LP are provided with various management, sales and other services. In December 2001, Mission Broadcasting of Joplin, Inc., a wholly-owned subsidiary of the Company (collectively, “Mission”) entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price of the assets was $14.0 million and was financed under the Company’s senior credit facility.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of the Company’s stations. The valuation assumptions used in the discounted cash flow model reflected future operating results and cash flow based on our business plan. The test resulted in no impairment being identified. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.3 million.

FCC licenses have been tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical startup whose only asset is the FCC license. The test resulted in no impairment being identified.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Net loss	$(863)	$(511)	$(1,925)	$(945)
Add:
Goodwill amortization, net of tax	65	—	131	—
Indefinite-lived intangible asset amortization, net of tax	41	—	83	—

Net loss-as adjusted	$(757)	$(511)	$(1,711)	$(945)

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

3. Related Party Transactions

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $45 thousand in expense for the six months ended June 30, 2002 and $22 thousand expense for the six months ended June 30, 2001.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the consolidated financial statements.

4. Time Brokerage Agreement

In 2001, the Company had the following arrangement:

The KODE Arrangement

On December 31, 2001, Mission Broadcasting of Joplin, Inc. entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C., the current owner of KODE. In September 2002, Mission Broadcasting of Joplin, Inc. purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the purchase agreement, Mission Broadcasting of Joplin, Inc. has made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the balance sheet. Mission Broadcasting of Joplin, Inc. made TBA payments of $35 thousand per month to GOCOM Broadcasting of Joplin, L.L.C. through September 2002.

Mission entered into a shared services agreement (“SSA”) with KSNF, a Nexstar-owned station in Joplin, Missouri, on April 1, 2002. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill.

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2001	June 30, 2002
		(Unaudited)
		(dollars in thousands)
Network affiliation agreements	15	$5,503	$5,503
FCC licenses	indefinite	2,495	2,495
Debt financing costs	term of debt	1,473	1,477
Other intangible assets	1-15	1,250	1,250

		10,721	10,725
Less: accumulated amortization		(1,737)	(2,054)

Intangible assets, net of accumulated amortization		$8,984	$8,671

Goodwill	indefinite	3,327	3,362

Intangible assets and goodwill		$12,311	$12,033

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the year ended December 31, 2001 and six months ended June 30, 2002 was $0.5 million and $0.2 million, respectively. The carrying value of indefinite-lived intangible assets, excluding goodwill, at December 31, 2001 and June 30, 2002 was $2.1 million. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded as of December 31, 2001: (dollars in thousands)

Year ending December 31,
2002	$ 520
2003	520
2004	520
2005	511
2006	511

6. Debt

Long-term debt consists of the following:

	December 31, 2001	June 30, 2002
	(Unaudited)
	(dollars in thousands)
Revolving credit facility(1)	$46,143	$46,143

(1)	The indebtedness includes borrowings by Bastet Broadcasting, Inc., an affiliated company and a co-borrower of the facility.

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

        On November 14, 2001, the Bastet/Mission credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the Bastet/Mission credit facility. Interest rates associated with the Bastet/Mission credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $149.0 million. As of June 30, 2002, $81.8 million was outstanding under Nexstar’s senior credit facilities. Nexstar and the parties to the Mission/Bastet credit facility were in compliance with all covenants as of June 30, 2002.

        As described above, the Company and Bastet Broadcasting, Inc. (collectively, the “Affiliates”), each of which have 100% common ownership, are parties to the Mission/Bastet credit facility. The indebtedness, deferred financing costs and associated interest expense are reflected in the Company’s financial statements since each of the Affiliates is jointly and severally liable for this debt. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.2 million, related to certain debt financing costs. The amount, net of tax effect, is included in interest expense pursuant to the adoption of SFAS No. 145.

7. Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of June 30, 2002, the Company has authorized 1,000 shares of common stock. There are 1,000 shares of stock outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

8. Income Taxes

The Company incurred income tax expense of $135 thousand and $57 thousand for the six months and three months ended June 30, 2002, respectively. The Company incurred no income tax expense for the same 2001 period.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Mission adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.2 million of extraordinary loss from refinancing of credit facility to interest expose for the year ended December 31, 2001.

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

11.    Subsequent Events

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

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

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100,000 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10,000 thousand per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the six months ended June 30, 2001 and 2002 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Our acquisitions and other arrangements during each of the periods ended June 30, 2002 and 2001 affect the year-to-year comparability of the operating results discussed below.

Recent Developments

Acquisitions and Station Agreements

We entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. in December 2001 with regard to KODE pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price of the assets was $14.0 million and was financed under our senior credit facility. Pursuant to the terms of the purchase agreement, we made a down payment of $6.0 million against the purchase price of KODE, which is reflected in other assets in the consolidated financial statements.

Mission entered into an SSA with KSNF, a Nexstar-owned station in Joplin, Missouri, on April 1, 2002. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill. Mission obtained third-party valuations of certain acquired intangible assets.

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

        Our shareholder, David S. Smith, has granted Nexstar purchase options, which were amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of indebtedness. These option agreements are freely exercisable or assignable by Nexstar, without the consent or approval by David S. Smith.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue received by our stations for the periods indicated, each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited) (dollars in thousands)				(Unaudited) (dollars in thousands)
Local	$—		$986	70.0	$—		$1,833	70.6
National	—		227	16.1	—		408	15.7
Political	—		25	1.8	—		25	1.0
Network compensation	—		170	12.1	—		325	12.5
Other	—				—		4	0.2

Total gross revenue	—	—	1,408	100.0	—	—	2,595	100.0
Less: Agency and national representative commissions	—		170	12.1	—		308	11.9

Net broadcast revenue	—	—	1,238	87.9	—	—	2,287	88.1
Trade and barter revenue	126		117		251		249
Revenue from Nexstar Finance, L.L.C.	482		452		1,046		912

Total net revenue	$608		$1,807		$1,297		$3,448

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited)				(Unaudited)
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$608	100.0	$1,807	100.0	$1,297	100.0	$3,448	100.0
Operating expenses:
Direct operating expense, net of trade	48	7.9	228	12.6	98	7.6	742	21.5
Selling, general and administrative expense	50	8.2	426	23.6	102	7.9	818	23.7
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	—	—	482	26.7	—	—	482	14.0
Trade and barter expense	126	20.7	117	6.5	251	19.4	249	7.2
Depreciation and amortization	330	54.3	234	12.9	659	50.8	460	13.3
Amortization of broadcast rights, excluding barter	65	10.7	29	1.6	148	11.4	50	1.5

(Loss) income from operations	$(11)		291		$39		$647

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

        Net revenue for the three months ended June 30, 2002 was $1.8 million, an increase of $1.2 million, compared to $0.6 million for the three months ended June 30, 2001. This increase was attributable to the net broadcast revenue generated by KODE under the time brokerage agreement.

        Direct operating expenses and selling, general and administrative expenses for the three months ended June 30, 2002 were $1.1 million compared to $0.1 million in the prior year. The higher expenses were attributable to the addition of station KODE, and the initiation of the shared services contractual fee payable to Nexstar.

        Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2002 was $29 thousand compared to $65 thousand in the prior year. Depreciation of property and equipment and amortization of intangible assets was $0.2 million for the three months ended June 30, 2002, compared with $0.3 million for the comparable period in 2001, a decrease of $0.1 million, with the decrease attributable to the company ceasing amortization of indefinite lived intangible assets, including goodwill.

Income from operations for the three months ended June 30, 2002 was $0.3 million as compared to a loss from operations of $11 thousand for the three months ended June 30, 2001, an improvement of $0.3 million. The improvement was primarily attributable to increased revenues from KODE, offset by increased operating expenses from KODE.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2002 was $0.7 million, compared to $0.9 million for the same period in 2001, a decrease of $0.2 million. The decrease was primarily attributable to a decrease in the cost of funds.

As a result of the factors discussed above, our net loss was $0.5 million for the three months ended June 30, 2002, compared to a net loss of $0.9 million for the same period in 2001, a decrease in net loss of $0.4 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net revenue for the six months ended June 30, 2002 was $3.4 million, an increase of $2.1 million, compared to $1.3 million for the six months ended June 30, 2001. This increase was attributable to the net broadcast revenues generated by KODE under the time brokerage agreement.

Direct operating expenses and selling, general and administrative expenses for the six months ended June 30, 2002 were $2.0 million, compared to $0.2 million in the prior year. The higher expenses were attributable to the addition of station KODE, and the initiation of the shared services contractual fee payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2002 was $0.1 million, consistent with the six months ended June 30, 2001. Depreciation of property and equipment and amortization of intangible assets was $0.5 million for the six months ended June 30, 2002, compared to $0.7 million for the six months ended June 30, 2001. The decrease was attributed to the Company ceasing amortization of indefinite-lived intangible assets, including goodwill, coupled with the full amortization of certain short-lived intangible assets.

Income from operations for the six months ended June 30, 2002 was $0.6 million as compared to income from operations of $39 thousand for the six months ended June 30, 2001. The improvement from operations was primarily attributable to increased revenues associated with KODE, offset by increased operating expenses from KODE.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2002 was $1.5 million, compared to $2.0 million for the same period in 2001, a decrease of $0.5 million. The decrease was primarily attributable to a decrease in the cost of funds and in January 2001, we wrote off $0.2 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility, with the $0.2 million included in 2001 interest expense.

As a result of the factors discussed above, our net loss was $1.0 million for the six months ended June 30, 2002 compared to $1.9 million for the same period in 2001, a decrease in net loss of $0.8 million.

Liquidity and Capital Resources

As of June 30, 2002, cash and cash equivalents were $99 thousand compared to $4 thousand as of June 30, 2002.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facility. Cash flows provided by operating activities were $0.2 million for the six months ended June 30, 2002, as compared to cash flows provided by operating activities of $0.5 million for the six months ended June 30, 2001.

Cash used for investing activities for the six months ended June 30, 2002 was $0.1 million. No cash was used for investing activities for the six months ended June 30, 2001.

Cash used for financing activities was $0.6 million for the six months ended June 30, 2001. The change in cash flows from financing activities for the six months ended June 30, 2001 was the result of borrowings under the new senior credit facility of $32.5 million less the payment of related debt financing costs and the repayment of the existing senior credit facility. There was no cash flow for financing activities for the six months ended June 30, 2002.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility, and continuation of the various service arrangements between Mission and Nexstar, should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

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

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the agreement. Interest rates associated with our credit facility are based, at the option of both the borrowers, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is fixed for a period ranging from one month to twelve months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and all parties to our credit agreement for that particular quarter on the unused portion of our credit facility loan commitment. Our credit facility is due and payable on the maturity date, January 12, 2007.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet Broadcasting, Inc. and Mission for that particular quarter. The revolving facility is non-reducing and due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at June 30, 2002.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of June 30, 2002, $81.8 million was outstanding on the Nexstar credit facilities, which have a maximum commitment of $149.0 million. Nexstar was in compliance with its covenants at June 30, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations at KJTL and KODE until July 7, 2003. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the six months ended June 30, 2002. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At June 30, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Subsequent Events

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

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

        On February 13, 2003, Mission and Nexstar obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Nexstar $130.0 million and Mission $55.0 million) and an $80.0 million revolver (Nexstar $50.0 million and Mission $30.0 million). Mission used the proceeds from its facility to refinance its existing senior credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a consolidated total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004, a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004 and a consolidated fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of May 9, 2003, Mission had drawn $3.1 million on its revolver. The refinancing of the existing senior credit facility resulted in the write-off for Mission, during the first quarter of 2003, of $1.1 million of debt financing costs that were capitalized at December 31, 2002.

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100,000 thousand per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10,000 thousand per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at June 30, 2002 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 5.34% to 5.38% at June 30, 2002). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), for a twelve-month time period.

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility(1)	$2,015	$2,245	$2,477	$2,707	$2,937

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

10.1

Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.3

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

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
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer