Form 10-Q
period 2002-09-30
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-28
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                         to                         .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.

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

As of September 30, 2002, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

1

MISSION BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2001	September 30, 2002
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$584	$441
Accounts receivable, net of allowance for doubtful accounts of $54 and $58, respectively	1,726	2,399
Current portion of broadcast rights	1,486	3,142
Prepaid expenses and other current assets	20	129
Taxes receivable	––	37

Total current assets	3,816	6,148
Property and equipment, net	4,034	5,820
Broadcast rights	996	1,624
Other noncurrent assets	6,015	13
Goodwill, net	7,383	7,808
Intangible assets, net	17,326	27,357

Total assets	$39,570	$48,770

Liabilities and shareholder’s deficit
Current liabilities:
Current portion of broadcast rights payable	$1,477	$3,250
Accounts payable	67	128
Accrued expenses	192	1,606
Taxes payable	1	––
Interest payable	262	101
Due to Nexstar Finance, L.L.C.	6,214	5,715
Current portion of capital lease obligations	––	4
Deferred revenue	25	70

Total current liabilities	8,238	10,874
Debt	46,143	53,643
Broadcast rights payable	1,115	1,910

Total liabilities	55,496	66,427

Commitments and contingencies (Note 10)

Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(15,926)	(17,657)

Total shareholder’s deficit	(15,926)	(17,657)

Total liabilities and shareholder’s deficit	$39,570	$48,770

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)

Broadcast revenue (excluding trade and barter)	$1,772	$3,650	$5,674	$10,380
Less: commissions	(267)	(533)	(859)	(1,468)

Net broadcast revenue (excluding trade and barter)	1,505	3,117	4,815	8,912
Trade and barter revenue	307	337	920	991
Revenue from Nexstar Finance, L.L.C.	472	423	1,590	1,409

Total net revenue	2,284	3,877	7,325	11,312

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	223	424	658	1,542
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	429	841	1,426	2,575
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	998	1,232	2,995	3,215
Amortization of broadcast rights	459	738	1,469	1,685
Amortization of intangible assets	432	358	1,297	775
Depreciation	328	411	997	1,037

Total operating expenses	2,869	4,004	8,842	10,829

Loss (income) from operations	(585)	(127)	(1,517)	483
Interest expense, including amortization of debt financing costs	(760)	(714)	(3,066)	(2,175)
Interest income	3	2	10	11
Other expense, net	––	—	(314)	(3)

Loss before income taxes	(1,342)	(839)	(4,887)	(1,684)
Income tax (expense) benefit	(2)	99	(7)	(47)

Net loss	$(1,344)	$(740)	$(4,894)	$(1,731)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
				(dollars in thousands)
Balance at December 31, 2000 (Unaudited)	1,000	$1	$(1)	$(10,092)	$(10,092)
Net loss	—	—	—	(4,894)	(4,894)

Balance at September 30, 2001 (Unaudited)	1,000	1	(1)	(14,986)	(14,986)
Net loss	—	—	—	(940)	(940)

Balance at December 31, 2001 (Unaudited)	1,000	1	(1)	(15,926)	(15,926)
Net loss	—	—	—	(1,731)	(1,731)

Balance at September 30, 2002 (Unaudited)	1,000	$1	$(1)	$(17,657)	$(17,657)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,894)	$(1,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	997	1,037
Amortization of intangible assets	1,297	775
Amortization of debt financing costs	641	154
Amortization of broadcast rights, excluding barter	656	953
Payments for broadcast rights	(802)	(670)
Loss on disposal of assets	329	3
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	180	(673)
(Increase) decrease in prepaid expenses and other current assets	(9)	(109)
(Decrease) increase in accounts payable and accrued expenses	(301)	1,475
Increase (decrease) in interest payable	64	(161)
Increase (decrease) in current taxes payable and receivable, net	7	(38)
Increase in deferred revenue	30	45
Increase (decrease) in amounts due to Nexstar Finance, L.L.C.	2,633	(499)

Net cash provided by operating activities	828	561

Cash flows from investing activities:
Additions to property and equipment	(333)	(112)
Acquisition of broadcast properties and related transaction costs	—	(8,092)

Net cash used for investing activities	(333)	(8,204)

Cash flows from financing activities:
Proceeds from debt issuance	80,285	—
Repayment of loans	(79,210)	—
Proceeds from revolver draws	—	7,500
Payments for debt financing costs	(1,775)	—

Net cash (used for) provided by financing activities	(700)	7,500

Net decrease in cash and cash equivalents	(205)	(143)
Cash and cash equivalents at beginning of year	220	584

Cash and cash equivalents at end of period	$15	$441

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”) completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission of Wichita Falls were separate entities, 100% owned by the same party at the beginning of fiscal year 2002. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending Mission’s acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under the Company’s senior credit facility.

Mission has entered into various service agreements with subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”). WFXP has a TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. The Company anticipates that the payments required by the SSA for KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a Joint Sales Agreement (“JSA”), Mission has granted Nexstar the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for Nexstar’s monthly payments to Mission. WYOU and KODE each have SSAs with Nexstar, which have terms substantially similar to the terms of the SSA with KJTL and KJBO-LP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (Note 7 and 10).

The owner of Mission has granted to Nexstar purchase options on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income (loss) from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s shareholder.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation

The merger of Bastet and Mission of Joplin into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interest. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP.

The financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with US GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation which resulted in no changes to reported results from operations.

Goodwill and Other Intangible Assets

Intangible assets include network affiliation agreements and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of a station with its carrying amount and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed the first step of the impairment test during the quarter ended June 30, 2002 using the discounted cash flow method to estimate the fair value of the Company’s stations. The valuation assumptions used in the discounted cash flow model reflected anticipated future operating results and cash flow based on our business plan. As a result of this test, the Company did not identify any stations that required additional testing for impairment of goodwill. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.4 million.

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

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)
	(dollars in thousands)
Net loss	$(1,344)	$(740)	$(4,894)	$(1,731)
Add:
Goodwill amortization, net of tax	96	—	286	—
Indefinite-lived intangible asset amortization, net of tax	138	—	414	—

Net loss—as adjusted	$(1,110)	$(740)	$(4,194)	$(1,731)

Long-lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption did not have a material impact on the Company’s financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Acquisition

On December 31, 2001, Mission entered into a TBA with GOCOM and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of KODE. Pursuant to terms of the purchase and sale agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002. As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

financial statements of Mission. The TBA was terminated upon the closing of the acquisition and the TBA fees were terminated upon such closing date. TBA fees in the amount of $0.3 million are included in the financial statements of Mission.

Mission entered into an SSA with KSNF, a Nexstar-owned station in Joplin, Missouri, on April 1, 2002. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, exclusive of transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At September 30, 2002
(dollars in millions)
Broadcast rights	$0.9
Property, plant and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: Broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.7 million is expected to be deductible for tax purposes.

The selected unaudited pro forma consolidated information for the three and nine months ended September 30, 2001 and 2002, determined as if the KODE acquisition, described above, had occurred on January 1 of each period, is as follows:

	Three Months Ended
	September 30, 2001		September 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Net broadcast revenue (excluding trade and barter)	$1,505	$2,639	$3,117	$3,117
Total net revenue	2,284	3,544	3,877	3,877
Loss from operations	(585)	(985)	(127)	(608)
Net loss	$(1,344)	$(2,050)	$(740)	$(1,261)

	Nine Months Ended
	September 30, 2001		September 30, 2002
	As reported	Pro forma	As reported	Pro forma
	(Unaudited)		(Unaudited)
	(dollars in thousands)
Net broadcast revenue (excluding trade and barter)	$4,815	$8,259	$8,912	$8,912
Total net revenue	7,325	11,146	11,312	11,312
Income (loss) from operations	(1,517)	(2,907)	483	(1,321)
Net loss	$(4,894)	$(7,205)	$(1,731)	$(3,815)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired company been combined during the specified periods.

4.    Related Party Transactions

Management Agreement

The Company is a party to a management agreement with its shareholder, David S. Smith. The Company recognized $0.1 million in expense for each of the nine month periods ended September 30, 2001 and 2002.

The Company also has various agreements in place with Nexstar for management, sales and other services. The impact of those various agreements is noted on the face of the financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Time Brokerage Agreement

The KODE Agreement

As described in Note 3, Mission and GOCOM were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The FCC approved Mission’s purchase of KODE from GOCOM and the closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing the transaction. Effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by KSNF personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

6.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2001	September 30, 2002
		(Unaudited)	(Unaudited)
	(dollars in thousands)
Network affiliation agreements	15	$10,844	$16,396
FCC licenses	indefinite	8,280	12,606
Debt financing costs	term of debt	1,473	1,477
Other intangible assets	1-15	1,470	2,542

		22,067	33,021
Less: accumulated amortization		(4,741)	(5,664)

Intangible assets, net of accumulated amortization		$17,326	$27,357

Goodwill, net	indefinite	7,383	7,808

Intangible assets and goodwill		$24,709	$35,165

Total amortization expense from definitive-lived intangible assets (excluding debt financing costs) for each of the years ended December 31, 2001 and nine months ended September 30, 2002 was $0.8 million. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangible assets, excluding goodwill, at December 31, 2001 and September 30, 2002 was $6.4 million and $10.7 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded as of December 31, 2001 (dollars in thousands).

Year ending December 31,
2002	$1,032
2003	1,032
2004	1,032
2005	1,013
2006	1,003

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Debt

Long-term debt consists of the following:

	December 31, 2001	September 30, 2002
	(Unaudited)	(Unaudited)
	(dollars in thousands)
Revolving credit facility	$46,143	$53,643

The Mission Senior Secured Credit Facility

On January 12, 2001, Mission entered into a credit agreement (the “Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a borrower. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission of Joplin into Mission. Nexstar has entered into a guarantor agreement whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Interest rates associated with the Mission credit facility are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.29% to 5.32% at September 30, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees based on the leverage ratio of Mission and Nexstar on a consolidated basis for that particular quarter on the unused portion of the Mission credit facility loan commitment. The Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $149.0 million. As of September 30, 2002, $81.7 million was outstanding under Nexstar’s senior credit facilities. Nexstar and Mission were in compliance with all covenants at September 30, 2002.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company expensed $0.5 million, related to certain debt financing costs. The amount, net of tax effect, is included in interest expense pursuant to the adoption of SFAS No. 145.

8.    Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of September 30, 2002, the Company has authorized 1,000 shares of common stock. There are 1,000 shares of stock issued and outstanding with a $1 dollar par value per share. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

9.    Income Taxes

The Company incurred income tax expense of $47 thousand for the nine months ended September 30, 2002 and $7 thousand expense for the nine months ended September 30, 2001. The Company’s effective tax rate

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

benefit was less than 3% for the nine months ended September 30, 2002, and negligible for the nine months ended September 30, 2001.

10.    Commitments and Contingencies

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

11.    Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Mission adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.5 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

12.    Subsequent Events

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months and the nine months ended September 30, 2002 and 2001 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

Introduction

Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. Mission has various local service agreements with subsidiaries of Nexstar, through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

Mission has the following local service agreements with subsidiaries of Nexstar:

•	WXFP has a time brokerage agreement with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission;

•	KJTL and KJBO-LP have a shared services agreement with Nexstar, which allows the sharing of services, including news production, technical maintenance and security. Through a joint sales agreement, Mission has granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us; and

•	Each of WYOU and KODE has a shared service agreement with Nexstar, which has terms substantially similar to the terms of the shared services agreement with KJTL and KJBO-LP.

In addition to providing certain services to our television stations, Nexstar also guarantees our debt. Similarly, we are a guarantor of the senior credit facilities entered into and the Senior Subordinated Notes issued by Nexstar.

The owner of Mission has granted to Nexstar purchase options on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Theses option agreements are freely exercisable or assignable by Nexstar without consent or approval by the owner of Mission.

The operating revenue of our stations is derived primarily from advertising revenue, except for WFXP and KJTL, whose revenue are derived from payments from Nexstar. Our advertising revenues depend on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The primary operating expenses consist of commissions on revenues, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. ABC and CBS compensate our affiliated stations for distributing the networks’ product over the air and for keeping a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a program distributor for cash and/or the program distributor is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon (1) a program’s popularity among the viewers that an advertiser wishes to target, (2) the number of advertisers competing for the available time, (3) the size and the demographic composition of the market served by the station, (4) the availability of alternative advertising media in the market area and (5) the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.2% and 51.1% of our spot revenue for the nine months ended September 30, 2002 and September 30, 2001, respectively, was generated from local advertising, which is sold by the stations’ sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that normally provides for representation outside the particular station’s market. National commission rates vary within the industry but are governed by each station’s agreement. All national and political revenue is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even numbered years resulting from political advertising and advertising aired during the Olympic Games.

Recent Developments

Acquisitions and Station Agreements

On April 1, 2002, Mission entered into an SSA with a subsidiary of Nexstar to provide news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

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

On September 30, 2002, Bastet and Mission Broadcasting of Joplin, Inc., a wholly owned subsidiary of Mission, merged into Mission with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of shareholder’s interest.

On September 30, 2002, Mission acquired substantially all of the assets of KODE, the ABC-affiliated television station in Joplin, Missouri, from GOCOM. Mission made a downpayment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited) (dollars in thousands)				(Unaudited) (dollars in thousands)
Local	$777	43.8	$1,844	50.5	$2,607	46.0	$5,627	54.2
National	861	48.6	1,031	28.2	2,497	44.1	2,999	28.9
Political	9	0.5	528	14.5	215	3.8	962	9.3
Network compensation	106	6.0	237	6.5	301	5.3	769	7.4
Other	19	1.1	10	0.3	54	0.8	23	0.2

Total gross revenue	1,772	100.0	3,650	100.0	5,674	100.0	10,380	100.0
Less: Agency and national representative commissions	267	15.1	533	14.6	859	15.2	1,468	14.1

Net revenue	1,505	84.9	3,117	85.4	4,815	84.8	8,912	85.9
Trade and barter revenue	307		337		920		991
Revenue from Nexstar Finance, L.L.C.	472		423		1,590		1,409

Total net revenue	$2,284		$3,877		$7,325		$11,312

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited) (dollars in thousands)				(Unaudited) (dollars in thousands)
Total net revenue	$2,284	100.0	$3,877	100.0	$7,325	100.0	$11,312	100.0
Operating expenses:
Direct operating expense, net of trade	176	7.7	359	9.3	547	7.5	1,328	11.7
Selling, general and administrative expense	429	18.8	841	21.7	1,426	19.5	2,575	22.8
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	998	43.7	1,232	31.8	2,995	40.9	3,215	28.4
Trade and barter expense	317	13.9	328	8.5	924	12.6	946	8.4
Depreciation and amortization	760	33.3	769	19.8	2,294	31.3	1,812	16.0
Amortization of broadcast rights, excluding barter	189	8.3	475	12.3	656	9.0	953	8.4

(Loss) income from operations	$(585)		$(127)		$(1,517)		$483

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net broadcast revenue for the three months ended September 30, 2002 was $3.1 million, an increase of $1.6 million, compared to $1.5 million for the three months ended September 30, 2001. Of this increase, $1.2 million was attributable to the net broadcast revenue generated by KODE under the time brokerage agreement.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended September 30, 2002 were $2.4 million, an increase of $0.8 million, compared to $1.6 million for the three months ended September 30, 2001. The increase in expenses was primarily attributable to the addition of station KODE, and additional fees paid.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2002 was $0.5 million, compared to $0.2 million for the three month period ended September 30, 2001. Depreciation of property and equipment and amortization of intangible assets was $0.8 million for the three months ended September 30, 2002, consistent with $0.8 million for the comparable period in 2001. Depreciation expense was up $0.1 million in 2002 due to a higher depreciable asset base of $1.8 million after the acquisition of KODE. Amortization of intangible assets was down approximately $0.1 million as compared to the three months ended September 31, 2001 as the Company ceased amortization of indefinite-lived assets in 2002, including goodwill.

Loss from operations for the three months ended September 30, 2002 was $0.2 million as compared to loss from operations of $0.6 million for the three months ended September 30, 2001, a decrease in net loss of $0.4 million. The decrease in loss was primarily attributable to higher net revenues.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2002 was $0.7 million, compared to $0.8 million for the same period in 2001, a decrease of $0.1 million. The decrease was due to lower costs of funds.

As a result of the factors discussed above, our net loss was $0.7 million for the three months ended September 30, 2002, compared to a net loss of $1.3 million for the same period in 2001, a decrease in net loss of $0.8 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net broadcast revenue for the nine months ended September 30, 2002 was $8.9 million, an increase of $4.1 million, compared to $4.8 million for the nine months ended September 30, 2001. Of this increase, $3.5 million was attributed to the net broadcast revenue generated by KODE under the time brokerage agreement.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2002 were $7.1 million, compared to $5.0 million in the same period in 2001, an increase of $2.1 million. The increase in expenses was primarily attributable to the addition of station KODE and additional fees paid to Nexstar under the SSA.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2002 was $1.0 million, compared to $0.7 million for the nine months ended September 30, 2001, an increase of $0.3 million. Depreciation of property and equipment was $1.0 million for the nine months ended September 30, 2002, consistent with the same period in 2001. Amortization of intangible assets was $0.8 million for the nine months ended 2002, as compared to $1.3 million for the nine months ended 2001. The decline in amortization expense was attributable to the Company ceasing amortization of indefinite-lived assets in 2002, including goodwill.

Income from operations for the nine months ended September 30, 2002 was $0.4 million as compared to a loss of $1.5 million for the nine months ended September 30, 2001, an improvement of $1.9 million. Most of the increase in income from operations was due to the increase in net revenues.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2002 was $2.2 million, compared to $3.1 million for the same period in 2001. The decrease was due to a lower cost of funds and in January 2001, we wrote off $0.5 million in debt financing costs, net of tax effect, as a result of refinancing our credit facility, with the $0.5 million included in 2001 interest expense.

As a result of the factors discussed above, our net loss was $1.7 million for the nine months ended September 30, 2002 compared to $4.9 million for the same period in 2001, a decrease in net loss of $3.2 million.

Liquidity and Capital Resources

As of September 30, 2002, cash and cash equivalents were $441 thousand compared to $15 thousand as of September 30, 2001.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities. Cash provided by operating activities were $0.6 million for the nine months ended September 30, 2002, compared to cash provided by operating activities of $0.8 million for the nine months ended September 30, 2001.

Cash used for investing activities was $8.2 million for the nine months ended September 30, 2002, as compared to $0.3 million for the nine months ended September 30, 2001. Cash used for investing activities for the nine months ended September 30, 2002 was associated primarily with the purchase of KODE. Cash used for investing activities for the nine months ended September 30, 2001 consisted of capital expenditures.

Cash provided by financing activities was $7.5 million for the nine months ended September 30, 2002, compared to cash used of $0.7 million for the nine months ended September 30, 2001. The change in cash flows from financing activities for the nine months ended September 30, 2002 was the result of borrowings under the new senior credit facility of $7.5 million, primarily related to the acquisition of KODE.

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

Senior Credit Facility

On January 12, 2001, Mission entered into a credit agreement (the “Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million and add Mission Broadcasting of Joplin, Inc. as a borrower. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Joplin, Inc. into Mission. Nexstar has entered into a guarantor agreement whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Interest rates associated with the Mission credit facility are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (4.92% at December 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees based on the leverage ratio of Mission and Nexstar on a consolidated basis for that particular quarter on the unused portion of the Mission credit facility loan commitment.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of September 30, 2002, $81.7 million was outstanding on the Nexstar facilities, with a maximum commitment of $149.0 million. Mission and Nexstar were in compliance with their covenants at September 30, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for stations KJTL and KODE stations until July, 2003. WYOU began digital operations in November 2002 and WFXP was not required to request an extension of time because the FCC has not yet issued a construction permit for WFXP’s DTV operations. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion for the nine months ended September 30, 2002. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Off-Balance Sheet Arrangements

At September 30, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to June 30, 2001 ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The test resulted in no impairment being identified.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. Mission adopted SFAS No. 145 for the year ended December 31, 2002 and as a result has reclassified $0.5 million of extraordinary loss from refinancing of credit facility to interest expense for the year ended December 31, 2001.

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

All borrowings at September 30, 2002 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 5.29% to 5.32% at September 30, 2002). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interests rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), in a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility	$2,381	$2,650	$2,918	$3,186	$3,454

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

Item 4.    Controls And Procedures

(a)  Mission carried out an evaluation within 90 days prior to this report, under the supervision and with the participation of Mission’s management, including Mission’s President and Treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s President and Treasurer concluded that Mission’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  There have been no significant changes in Mission’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mission carried out its evaluation.

PART II

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securityholders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Exhibit Index
10.1

Fifth Amendment to Credit Agreement and Limited Consent, dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N. A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

99.1	Certification of David S. Smith pursuant to 18 U.S.C. § 1350.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 28, 2003	MISSION BROADCASTING, INC.
By:	/S/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

I, David S. Smith, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) of Mission Broadcasting, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Mission Broadcasting, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003

By:	/S/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)