Form 10-Q
period 2003-03-31
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-05-30
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal quarter ended March 31, 2003

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

As of March 31, 2003, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith owned 1,000 shares of common stock, at March 31, 2003.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2002	March 31, 2003
	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$503	$1,275
Accounts receivable, net of allowance for doubtful accounts of $55 and $174, respectively	2,690	2,909
Current portion of broadcast rights	1,799	1,522
Taxes receivable	62	62
Prepaid expenses and other current assets	13	190

Total current assets	5,067	5,958
Property and equipment, net	5,759	5,776
Broadcast rights	1,715	1,434
Other noncurrent assets	1,569	1,569
Goodwill	8,046	8,064
Intangible assets, net	26,764	26,502

Total assets	$48,920	$49,303

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$—	$138
Current portion of broadcast rights payable	2,024	1,663
Accounts payable	69	186
Accrued expenses	407	1,758
Interest payable	80	274
Due to Nexstar Finance, L.L.C.	6,801	6,949

Total current liabilities	9,381	10,968
Debt	55,143	56,512
Broadcast rights payable	2,047	1,714
Deferred tax liability	—	332

Total liabilities	66,571	69,526

Commitments and contingencies (Note 10)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(17,651)	(20,223)

Total shareholder’s deficit	(17,651)	(20,223)

Total liabilities and shareholder’s deficit	$48,920	$49,303

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
	(dollars in thousands)
Revenue (excluding trade and barter)	$2,921	$3,721
Less: commissions	397	523

Net broadcast revenue (excluding trade and barter)	2,524	3,198
Trade and barter revenue	336	395
Revenue from Nexstar Finance, L.L.C.	499	548

Total net revenue	3,359	4,141

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	700	742
Selling, general, and administrative expenses (exclusive of depreciation and amortization, shown separately below)	859	1,150
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	750	1,232
Amortization of broadcast rights	478	594
Amortization of intangible assets	205	563
Depreciation	313	300

Total operating expenses	3,305	4,581

Income (loss) from operations	54	(440)
Interest expense, including amortization of debt financing costs	(712)	(1,794)
Interest income	7	2
Other (expense) income, net	(3)	6

Loss before income taxes	(654)	(2,226)
Income tax expense	(89)	(346)

Net loss	$(743)	$(2,572)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
			(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	1,000	$1	$(1)	$(15,926)	$(15,926)
Net loss	—	—	—	(743)	(743)

Balance at March 31, 2002 (Unaudited)	1,000	1	(1)	(16,669)	(16,669)
Net loss	—	—	—	(982)	(982)

Balance at December 31, 2002 (Unaudited)	1,000	1	(1)	(17,651)	(17,651)
Net loss	—	—	—	(2,572)	(2,572)

Balance at March 31, 2003 (Unaudited)	1,000	$1	$(1)	$(20,223)	$(20,223)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(743)	$(2,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	—	332
Depreciation of property and equipment	313	300
Amortization of intangible assets	205	563
Amortization of debt financing costs	48	1,183
Amortization of broadcast rights, excluding barter	234	280
Payments for broadcast rights	(236)	(417)
Loss on asset disposal, net	3	—
Changes in assets and liabilities:
Increase in accounts receivable	(367)	(219)
Decrease (increase) in prepaid expenses and other current assets	7	(177)
Increase in taxes payable	88	—
Increase in accounts payable and accrued expenses	861	1,468
Increase in interest payable	135	194
(Decrease) increase in due to Nexstar Finance, L.L.C.	(21)	148

Net cash provided by operating activities	527	1,083

Cash flows from investing activities:
Additions to property and equipment, net	(8)	(317)
Acquisition of broadcast properties and related transaction costs	—	(18)

Net cash used for investing activities	(8)	(335)

Cash flows from financing activities:
Proceeds from debt issuance and revolver draws	—	56,650
Repayment of loans	—	(55,143)
Payments for debt finance costs	(5)	(1,483)

Net cash (used for) provided by financing activities	(5)	24

Net increase in cash and cash equivalents	514	772
Cash and cash equivalents at beginning of period	584	503

Cash and cash equivalents at end of period	$1,098	$1,275

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”), formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same party at the beginning of fiscal year 2002. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin, entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under the Company’s senior credit facility.

On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation, and two of its subsidiaries, the current owners of KRBC the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas, pending the sale of the stations to Mission. Operations under the local marketing agreement commenced on January 1, 2003. Following Federal Communications Commission (“FCC”) consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002 and March 31, 2003. Upon completion of the acquisition, Mission will enter into a shared services agreement (“SSA”) with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”) whereby its station, KTAB, will provide news production, technical maintenance and security for KRBC and KACB.

Mission has entered into various service agreements with subsidiaries of Nexstar (See Note 4). WFXP has a TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a Joint Sales Agreement (“JSA”), Mission has also granted Nexstar the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. WYOU and KODE each have SSAs with Nexstar, which have terms substantially similar to the terms of the SSA with KJTL and KJBO-LP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (See Note 6). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (See Note 6 and Note 9).

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have controlling financial interest in the Company under U.S. generally accepted accounting principles (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. The Company retains control over policies, programming, advertisements and operations of the stations.

The shareholder of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, noncash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, noncash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent of or approval by Mission’s shareholder.

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    Organization and Business Operations—(Continued)

The Company is highly leveraged and dependent on its relationship with Nexstar. This makes the Company highly vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow, availability under its credit facility, and continuation of the various arrangements between Mission and Nexstar should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The merger of Bastet and Mission of Joplin into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP, and programs KRBC and KACB pursuant to a local marketing agreement.

The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless noted, all dollars are in thousands.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $0.1 million of trade revenue in each of the three month periods ended March 31, 2002 and 2003.

Cash and Barter Broadcast Rights and Broadcast Rights Payable

Broadcast rights, primarily in the form of syndicated programs and feature film packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $0.2 million and $0.3 million of barter revenue and expense for the three months ended March 31, 2002 and 2003, respectively.

Goodwill and Other Intangible Assets

Intangible assets include FCC licenses, network affiliation agreements, and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to July 1, 2001 ceased on January 1, 2002. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized. SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. No impairment of goodwill or FCC licenses resulted from this test. There was no impairment to the goodwill and FCC licenses as of March 31, 2003 and December 31, 2002.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, among others.

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

3.    Acquisitions

The Company made the acquisition set forth below, which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The financial statements include the operating results of the business from the date of acquisition.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price, on December 31, 2001, and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is an ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in Mission’s financial statements. The TBA was terminated upon the closing of the acquisition. Non-recurring TBA fees in the amount of $0.1 million are included in the accompanying financial statements for the three months ended March 31, 2002.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market. As a result of the SSA with KSNF and the purchase of KODE, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, excluding transaction costs. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets:

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions—(Continued)

At September 30, 2002
(in millions)
Broadcast rights	$0.9
Property, plant and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: Broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately one year. The $0.7 million of goodwill is expected to be deductible for tax purposes.

The selected unaudited pro forma information for the three months ended March 31, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended March 31, 2002		Three Months Ended March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$2,524	$2,524	$3,198	$3,198
Total net revenue	3,359	3,359	4,141	4,141
Income (loss) from operations	54	(608)	(440)	(440)
Net loss	$(743)	$(1,405)	$(2,572)	$(2,572)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

4.    Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

Mission has agreements in place with subsidiaries of Nexstar in four markets: Erie, Pennsylvania; Wichita Falls, Texas-Lawton Oklahoma; Wilkes Barre-Scranton, Pennsylvania and Joplin, Missouri. Upon acquisition of KRBC and KACB, Mission will also have an agreement with Nexstar in Abilene and San Angelo, Texas.

•	In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

•	In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar, are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incurred. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

•	In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar sells the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $0.1 million per month, subject to adjustment to insure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions—(Continued)

•	In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur.

•	As described in Note 3, Mission and GOCOM were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing of the transaction. Effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

•	On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation and two of its subsidiaries, the current owners of KRBC and KACB. Operations under the local marketing agreement commenced on January 1, 2003. Following the FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002 and March 31, 2003. Upon the completion of the acquisition, Mission will enter into an SSA with Nexstar whereby its station, KTAB, will provide news production, technical maintenance and security for KRBC and KACB.

The Company is currently evaluating the impact of accounting for these agreements under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) (See Note 11). Under these agreements, the Company is responsible for the operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services and joint sales agreements until termination of such agreements. Additionally the Company indemnifies the owners from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time.

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management compensation agreement. Under this agreement, Mission pays David S. Smith up to $0.2 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

5.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	March 31, 2003
		Unaudited
Network affiliation agreements	15	$16,396	$16,396
FCC licenses	indefinite	12,606	12,606
Debt financing costs	term of debt	1,477	1,483
Other intangible assets	1-15	2,542	2,542

		33,021	33,027
Less: accumulated amortization		(6,257)	(6,525)

Intangible assets, net of accumulated amortization		$26,764	$26,502
Goodwill	indefinite	8,046	8,064

Intangible assets and goodwill		$34,810	$34,566

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the years ended December 31, 2002 and three months ended March 31, 2003 was $1.3 million and $0.6 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Intangible Assets and Goodwill—(Continued)

estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and March 31, 2003 was $10.7 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

6.    Debt

Senior Secured Credit Facilities

On January 12, 2001, Mission entered into a credit agreement with a group of commercial banks. The terms provided for the banks to provide revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission of Joplin into Mission.

On February 13, 2003, Mission obtained new senior secured credit facilities (the “Mission credit facilities”). The facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior secured credit facilities include a total consolidated leverage ratio of Mission and Nexstar of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, Mission had drawn $55.0 million on its term loan and $1.7 million under its revolver. Interest rates associated with the Mission credit facilities are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.34% to 4.59% at March 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the consolidated leverage ratio of Mission and Nexstar for that particular quarter. Also, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default.

The refinancing of the senior credit facility for Mission resulted in the write-off of $1.1 million for the three months ended March 31, 2003 of certain debt financing costs capitalized at December 31, 2002. The amount is included in interest expense.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates carrying value.

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of March 31, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

Debt Covenants

The bank debt agreement described above contains covenants which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company and Nexstar were in compliance with all covenants at March 31, 2003.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2002 and March 31, 2003, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of any outstanding preferred stock.

8.    Income Taxes

The Company’s income tax expense for the three months ended March 31, 2002 was $0.1 million compared to the income tax expense for the three months ended March 31, 2003 of $0.3 million. The Company’s effective tax rate was 13.6% for the three months ended March 31, 2002 as compared to the effective tax rate of 15.5% for the three months ended March 31, 2003. The significant differences from the statutory rate and the effective tax rate for the three months ended March 31, 2003 include an increase in the valuation allowance and state taxes, net of federal benefit.

9.    Guarantee

On March 16, 2001, Nexstar issued $160.0 million of 12.0% Senior Subordinated Notes (“the Notes”). The Notes mature on April 1, 2008. The Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Mission and Nexstar. The maximum amount of potential liability is $160.0 million at March 31, 2003.

10.    Commitments and Contingencies

Digital Conversion

FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. WYOU received an extension of time and commenced DTV operations in November 2002. The Company has received extensions of time for KJTL and KODE until July 7, 2003. WFXP was not required to seek an extension of time because the FCC has not yet granted it a DTV construction permit. The Company’s most recent estimate is that the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of a digital signal programming and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Expenditures for digital conversion during 2002 were $0.2 million. Digital conversion expenditures in the first quarter of 2003 totaled $0.2 million. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect of the accompanying financial statements. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies—(Continued)

In connection with most of the Company’s acquisitions, the Company enters into local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the Company’s activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and March 31, 2003.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

11.    Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. The Company is currently evaluating the impact of FIN No. 46 on its financial position and results of operations, specifically relating to TBAs and local marketing agreements as discussed in Note 4.

12.    Subsequent Event

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with a subsidiary of Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will sell all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. Similar to the discussion in Note 4, we are currently evaluating the impact of the accounting under this agreement under FIN No. 46.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements for the three months ended March 31, 2003 and 2002 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties, including those described in Mission’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2003, versus the three months ended March 31, 2002 include the following stations: WYOU, KJTL and KJBO-LP. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., including Mission Broadcasting of Wichita Falls, Inc. and Bastet Broadcasting, Inc. as if the merger had taken place on January 1, 2002; and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We own and operate the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP. In addition, we program KRBC and KACB pursuant to a local marketing agreement. We have various local service agreements with subsidiaries of Nexstar, through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

We have the following local service agreements with Nexstar:

•	WXFP has a TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to us.

•	KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the shared services agreement. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. The payments required by the SSA will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a JSA, we have also granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us.

•	Each of WYOU and KODE has an SSA with Nexstar, which have terms substantially similar to the terms of the SSA with KJTL and KJBO-LP.

In addition to providing certain services to our television stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Our shareholder has granted to Nexstar a purchase option on each of our television stations to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Theses option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

The operating revenue of WYOU and KODE is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The revenues of KJTL, KJBO-LP and WFXP are derived primarily from Nexstar’s payment to us under the local service agreements. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

Advertising rates are based upon (1) a program’s popularity among the viewers that an advertiser wishes to target, (2) the number of advertisers competing for the available time, (3) the size and the demographic composition of the market served by the station, (4) the availability of alternative advertising media in the market area, and (5) the effectiveness of the station’s sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations.

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.6% and 67.5% of our spot revenue for the three months ended March 31, 2002 and March 31, 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games, when applicable.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2002, affect the year-to-year comparability of the operating results discussed below:

•	On December 31, 2001, we entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri. As provided by the TBA, the revenues and operating expenses, excluding depreciation and amortization, are included in our results of operations effective December 31, 2001. Simultaneously, we entered into a purchase and sale agreement to purchase substantially all of the station’s assets for $14.0 million. The acquisition was completed on September 30, 2002.

•	On April 1, 2002, we entered into an SSA with a subsidiary of Nexstar pursuant to which Nexstar provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

•	On December 13, 2002, we entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the current owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas and KACB, the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, we will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002. We will enter into an SSA with a subsidiary of Nexstar whereby Nexstar-owned KTAB will provide news production, technical maintenance and security for KRBC and KACB.

We are currently evaluating the impact of the accounting for these agreements under FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).

Recent Developments

On September 30, 2002, Bastet and Mission of Joplin, merged into Mission with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of shareholder’s interest.

On February 13, 2003, we obtained new senior secured credit facilities. The facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior secured credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009.

On May 8, 2003, we entered into a time brokerage agreement with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. The time brokerage agreement commenced on May 9, 2003. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price, which was funded from our senior credit facilities. Additionally, we entered into a shared services agreement with a subsidiary of Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. We also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO will sell all the advertising time on WBAK and retain the advertising revenue in return for payments to us of $0.1 million per month, subject to adjustment to assure that each payment equals our actual operating costs plus $10.0 thousand per month. We are currently evaluating the impact of the accounting for this agreement under FIN No. 46.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of broadcast revenue (other than trade and barter, and revenue from Nexstar Finance, L.L.C.) as a percentage of total broadcast revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2002		2003
	Amount	%	Amount	%
	(Unaudited)
	(dollars in thousands)
Local	$1,677	57.3	$2,339	62.9
National	881	30.2	1,124	30.2
Political	98	3.4	––	––
Network compensation	254	8.7	234	6.3
Other	11	0.4	24	0.6

Total broadcast revenue	2,921	100.0	3,721	100.0
Less: Agency and national representative commissions	397	13.6	523	14.1

Net broadcast revenue	2,524	86.4	3,198	85.9
Trade and barter revenue	336		395
Revenue from Nexstar Finance, L.L.C.	499		548

Total net revenue	$3,359		$4,141

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2002		2003
	Amount	%	Amount	%
	(Unaudited)
	(dollars in thousands)
Total net revenue	$3,359	100.0	$4,141	100.0
Operating expenses:
Direct operating expense, net of trade	619	18.4	686	16.6
Selling, general and administrative expense	859	25.6	1,150	27.8
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	750	22.3	1,232	29.8
Trade and barter expense	325	9.7	370	8.9
Depreciation and amortization	518	15.4	863	20.8
Amortization of broadcast rights, excluding barter	234	7.0	280	6.8

Income (loss) from operations	$54		$(440)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net broadcast revenue for the three months ended March 31, 2003 was $3.2 million, an increase of $0.7 million, compared to $2.5 million for the three months ended March 31, 2002. All of the $0.7 million increase was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002. On a same station basis, net broadcast revenue was $2.6 million for the three months ended March 31, 2003 as compared to $2.6 million for the same period in 2002.

Direct operating expenses and selling, general and administrative expenses, net of trade, for the three months ended March 31, 2003 were $3.1 million, an increase of $0.9 million, compared to $2.2 million for the three months ended March 31, 2002. Of this increase, $1.0 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002. On a same station basis, direct operating expenses and selling, general and administrative expenses were $1.4 million for the three months ended March 31, 2003 as compared to $1.5 million for the same period in 2002, a decrease of $0.1 million or 7%. The $0.1 million decrease is primarily attributable to time brokerage fees associated with KODE and a reduction in reimbursable expenses.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2003 was $0.3 million, compared to $0.2 million for the three month period ended March 31, 2002. The increase was attributable to the stations acquired after January 1, 2002.

Depreciation of property and equipment and amortization of intangible assets for the three months ended March 31, 2003 was $0.9 million, an increase of $0.4 million, compared to $0.5 million for the three months ended March 31, 2002. The increase was attributable to the stations acquired after January 1, 2002.

Loss from operations for the three months ended March 31, 2003 was $0.4 million as compared to income from operations of $0.1 million for the three months ended March 31, 2002. Of the $0.5 million decline in income from operations, $0.8 million was attributable to stations acquired after January 1, 2002. On a same station basis, the loss from operations was $46.0 thousand for the three months ended March 31, 2002 as compared to $0.3 million for the same period in 2002.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2003 was $1.8 million, compared to $0.7 million for the same period in 2002. The increase was due to the write-off of $1.1 million of debt financing cost that resulted from the refinancing of the existing senior credit facility and an increase in debt to fund the acquisition of KODE, partially offset by lower cost of funds.

As a result of the factors discussed above, our net loss was $2.6 million for the three months ended March 31, 2003, compared to a net loss of $0.7 million for the same period in 2002, an increase in net loss of $1.9 million.

Liquidity and Capital Resources

As of March 31, 2003, cash and cash equivalents were $1.3 million compared to $1.1 million as of March 31, 2002.

Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities.

Cash flows provided by operating activities were $1.1 million for the three months ended March 31, 2003, compared to $0.5 million for the three months ended March 31, 2002.

Cash flows used for investing activities were $0.3 million for the three months ended March 31, 2003, as compared to $8.0 thousand for the three months ended March 31, 2002. Cash flows used for investing activities for the three months ended March 31, 2003 were associated primarily with capital expenditures.

Cash flow provided by financing activities were $24.0 thousand for the three months ended March 31, 2003 compared to cash flows used for financing activities of $5.0 thousand for the three months ended March 31, 2002. The change in cash flows from financing activities for the three months ended March 31, 2003 was primarily the result of (1) borrowings under the senior secured credit facilities of $56.7 million, (2) the repayment of $55.1 million of previous borrowings as a result of the refinancing of the senior credit facilities on February 13, 2003, and (3) the payment of transaction and financing costs of approximately $1.5 million. As of March 31, 2003, there was approximately $28.3 million of unused commitments under the senior secured credit facilities, all of which could be drawn in compliance with the financial covenants under the senior secured credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior secured credit facilities at March 31, 2003. Our credit agreement was refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

Senior Secured Credit Facilities

On January 12, 2001, we entered into a credit agreement (the “credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to us, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. The credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission of Joplin into Mission.

On February 13, 2003, we obtained new senior secured credit facilities. The facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new senior secured credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2003, we had drawn $55.0 million on its term loan and $1.7 million under its revolver. Interest rates associated with the credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.34% to 4.59% at March 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of the revolver loan commitment based on the consolidated leverage ratio of Mission and Nexstar for that particular quarter. Additionally, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of our default.

The refinancing of our senior credit facility resulted in the write-off during the first quarter of 2003 of $1.1 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in interest expense pursuant to our adoption of SFAS No. 145.

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the credit facilities approximates carrying value.

We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of March 31, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility, and continuation of the various arrangements between Mission and Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditures, cash film payments and other limits. We and Nexstar were in compliance with all covenants at March 31, 2003.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations for KJTL and KODE stations until July 7, 2003. WYOU received an extension and began digital operations in November 2002 and WFXP was not required to request an extension of time because the FCC has not yet issued a construction permit for WFXP’s DTV operations. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.2 million for the year ended December 31, 2002 and for the three months ended March 31, 2003. We have entered into a commitment of approximately $0.3 million payable in 2003 for the remaining 2003 digital conversions. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2003	2004 - 2005	2006 - 2007	Thereafter
Senior credit facility(1)	$56,650	$—	$1,100	$1,100	$54,450
Cash interest on debt	26,019	2,950	7,425	7,000	8,644
Broadcast rights current obligations	3,710	1,663	2,047	—	—
Broadcast rights future commitments	3,658	1,723	1,742	193	—
Capital commitments for digital television	592	592	—	—	—
KRBC and KACB purchase price obligation	8,500	8,500	—	—	—
WBAK purchase price obligation	3,000	3,000	—	—	—
Operating lease obligations	7,497	321	750	648	5,778

Total contractual cash obligations	$109,626	$18,749	$13,064	$8,941	$68,872

(1)	Amounts reflect credit facilities in place as of December 31, 2002. These facilities were refinanced in February 2003 with the total commitments available under the facilities increasing from $58.0 million to $85.0 million. Amounts to be borrowed under the facilities for the newly acquired stations are separately stated as a purchase price obligation in the table.

We have remaining commitments on our announced acquisitions of KRBC and KACB of $8.5 million and expect to pay the remaining $8.5 million in the second quarter of 2003.

We have a commitment of $3.0 million relating to our purchase of WBAK. Mission expects to pay $1.5 million in May 2003, and the remaining $1.5 million at closing in November 2003.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

Critical Accounting Policies and Estimates

Claims and Legal Proceedings

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interests will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. We are currently evaluating the impact of FIN No. 46 on our consolidated financial position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2003 under our senior secured credit facility bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 4.34% to 4.59% at March 31, 2003). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interests rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), in a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility	$1,896	$2,180	$2,463	$2,746	$3,029

Impact of Inflation

We believe that our results of operations are not significantly impacted by moderate changes in the inflation rate.

Item 4.    Controls And Procedures

(a) Mission carried out an evaluation within 90 days prior of this report, under the supervision and with the participation of Mission’s management, including Mission’s President and Treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s President and Treasurer concluded that Mission’s disclosure controls and procedures (1) are effective in alerting them timely to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in Mission’s internal controls or in other factors which could significantly affect internal controls subsequent to the date Mission carried out its evaluation.

PART II

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit
10.1

Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

99.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/	DAVID S. SMITH
By:	David S. Smith

Its:	President and Treasurer (principal executive officer and principal financial and accounting officer)

Dated:	May 28, 2003

I, David S. Smith, President and Treasurer of Mission Broadcasting, Inc., certify that:

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

3.    Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.    I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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