Form 10-K
period 2001-12-31
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-06-03
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of December 31, 2001, Mission Broadcasting of Wichita Falls, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission” refers to Mission Broadcasting of Wichita Falls, Inc., and its respective subsidiaries. Mission has entered into shared services and joint sales agreements on behalf of its stations with television stations owned by Nexstar Finance, L.L.C. (“Nexstar”) and its respective subsidiaries, but Mission does not own any of the equity interests in Nexstar. For a description of the relationship between Mission and Nexstar, see “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2001 as estimated by the A.C. Nielsen Company as published in BIA Investing in Television, 4th ed. 2001.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Neilsen Station Index for Sunday to Saturday, 7:00 AM to 1:00AM dated November 2001 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Spin City, Frasier (Paramount Distribution); Friends (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Simpsons (20th Century Fox Film Corporation); Third Rock from the Sun (Carsey Werner Distribution LLC); Just Shoot Me, Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures); Oprah, Jeopardy (King World Productions, Inc.).

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Business” and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.    Business

Overview

Mission was incorporated in 1998. Mission commenced operations on June 1, 1999 with its acquisition of two television stations located in Wichita Falls, Texas. Mission currently owns KJTL, a Fox affiliated station, and KJBO-LP, a low-power UPN affiliated station. The Fox and UPN stations are operated under a shared services agreement and a joint sales agreement with Nexstar. In December 2001, Mission Broadcasting of Joplin, Inc., a wholly-owned subsidiary of Mission, entered into a time brokerage agreement with Gocom Broadcasting of Joplin, L.L.C. to provide certain programming to and sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under our senior credit facility.

Through local service agreements with Nexstar, Mission is provided various management, sales or other services. Additionally, through a time brokerage agreement, Mission Broadcasting of Joplin, Inc. provided most of the programming and administrative services for KODE pending the purchase of KODE’s assets from Gocom Broadcasting of Joplin, L.L.C. in September 2002. KJTL and KJBO-LP have entered into a shared services agreement with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for a monthly service fee calculated based on the cash flow of the stations. Through a joint sales agreement, Mission also allows Nexstar to sell and receive the revenues from the advertising time of KJTL and KJBO-LP in return for monthly payments.

In addition to providing us with certain services, Nexstar also guarantees our debt. We are a guarantor of the senior credit facilities entered into by and the senior subordinated notes issued by Nexstar.

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

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in us under accounting principles generally accepted in the United States (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. In order for Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

We are a corporation formed in 1998. Our principal accounting offices are at 409 Lackawanna Ave., Scranton, PA 18503. Our telephone number is (570) 961-2222.

Business Strategy

In Wichita Falls, Texas-Lawton, Oklahoma, we have a shared services agreement with Nexstar dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, we agreed to share the costs of certain services that Nexstar’s KFDX and our stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, we pay Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

We also have a joint sales agreement dated as of June 1, 1999 for the sale of commercial time, which has an initial term of 10 years. Nexstar sells the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to us of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

In Joplin, Missouri-Pittsburg, Kansas, Mission and Gocom Broadcasting of Joplin, L.L.C. were parties to a time brokerage agreement dated December 31, 2001 whereby Mission provided services for KODE, the ABC affiliate in Joplin, Missouri. This agreement allowed us to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to Gocom Broadcasting of Joplin, L.L.C. The same parties entered into a purchase and sale agreement for us to purchase substantially all of the assets of KODE. The purchase price for the assets was $14.0 million and was financed under our revolving credit facility. Pursuant to the terms of the agreement, in December 2001, we made a down payment of $6.0 million against the purchase price. The FCC approved this transaction and the closing date was September 30, 2002. The time brokerage agreement was terminated upon the closing of the acquisition.

Our Stations

The following chart sets forth general information about the stations we own or operate under a time brokerage agreement:

Station	Market	Market Rank	Affiliation	Station Rank(1)	Commercial Stations in Market(2)
KJTL(3)	Wichita Falls, TX-Lawton, OK	141	Fox	4	4
KJBO-LP(3)	Wichita Falls, TX-Lawton, OK	141	UPN	NA	4
KODE(4)	Joplin, MO-Pittsburg, KS	142	ABC	2	3

(1)	Station ranking in market is determined by audience shares from November 2001.
(2)	The term “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks, or stations that do not meet the minimum Nielsen reporting standards.
(3)	Owned by Mission and operated under a shared services agreement and joint sales agreement with Nexstar.
(4)	Owned by a subsidiary of Gocom Holdings, LLC and operated under a time brokerage agreement with Mission Broadcasting of Joplin, Inc.

Wichita Falls, TX—Lawton, OK

Market Profile.    Wichita Falls, Texas-Lawton, Oklahoma is the 141st-largest DMA in the United States, with a population of approximately 431,000 and 158,000 television households as of December 31, 2001. Cable penetration in the Wichita Falls-Lawton market is estimated to be 62% as of December 31, 2001. The Wichita Falls-Lawton television market is expected to grow at a compound annual rate of 3.9% from 2001 to 2005. Average household income is estimated to be $36,778 as of December 31, 2001.

KJTL

Station Profile.    We acquired KJTL, a Fox affiliate, in June 1999. For the November 2001 ratings period, KJTL ranked fourth in its market, with an audience share of 6.0%. The station’s syndicated programming includes Frasier, Friends and Simpsons.

KJBO-LP

Station Profile.    We acquired KJBO-LP, a UPN affiliate, in June 1999. The station’s syndicated programming includes Spin City, Third Rock from the Sun and Just Shoot Me.

Joplin, MO—Pittsburg, KS

Market Profile.    Joplin, Missouri-Pittsburg, Kansas is the 142nd-largest DMA in the United States, with a population of approximately 393,000 and 156,000 television households as of December 31, 2001. Cable penetration in the Joplin-Pittsburg market is estimated to be 54% as of December 31, 2001. The Joplin-Pittsburg television market is expected to grow at a compound annual rate of 3.7% from 2001 to 2005. Average household income is estimated to be $34,172 as of December 31, 2001.

KODE

Station Profile.    We entered into a time brokerage agreement with Gocom Broadcasting of Joplin, L.L.C. in December 2001 to provide certain programming and sell the advertising time on KODE, an ABC affiliate, pending the acquisition of its assets, which closed on September 30, 2002. In April 2002, we entered into a shared services agreement with Nexstar, whereby Nexstar-owned KSNF provides certain services to KODE. For the November 2001 ratings period, KODE ranked second in its market, with an audience share of 15.0%. The station’s syndicated programming includes Seinfeld, Jeopardy and Oprah.

Industry Background

The Television Broadcasting Industry

Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. Any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

The Market for Television Programming

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is determined as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of the station’s “rating,” which is a percentage of the total potential audience in the market viewing a station, or the station’s “share,” which is the percentage of the audience actually watching television. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station’s ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are completed.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenues, expenses and operations. A typical network affiliate receives the majority of its programming each day from the network. This programming, along with cash payments in some cases, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenues. The affiliate retains the revenues from the time sold during breaks in and between network programs and programs the affiliate produces or purchases from non-network sources.

Broadcast television stations compete for advertising revenues primarily with other broadcast television stations, and to a lesser extent, with radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial stations.

Developments in the Television Market

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through the 1990s, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration in the 1980s and 1990s, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in the television markets in which we operate ranges from 54%-62%.

In acquiring programming to supplement network programming, network affiliates compete with other broadcasting stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless an extension of time was granted. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenues are primarily derived from the sale of local and national advertising and, to a lesser extent, from network compensation and revenues from studio rental and commercial production activities. Television stations compete for advertising revenues primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry spot advertising sold by their networks, which reduces the amount of advertising spots available for sale by our stations. Except for stations operated under a joint sales agreement, our stations sell all of the remaining advertising to be inserted in network programming and all of the advertising in non-network programming, retaining all of the revenues received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular regional or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staffs.

Advertising rates are based upon a program’s popularity among the viewers that an advertiser wishes to target, the number of advertisers competing for the available time, the size and the demographic composition of the market served by the station, the availability of alternative advertising media in the market area, and the effectiveness of the stations’ sales force. Advertising rates are also determined by a station’s overall ability to attract viewers in its market area, as well as the station’s ability to attract viewers among particular demographic groups that an advertiser may be targeting. Advertising revenues are positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenues, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenues of broadcast television stations.

Local Sales

Local advertising time is sold by each station’s local sales staff, who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenues from national advertising accounts, revenues from local advertising are generally more stable and more controllable.

National Sales

National advertising time is sold through national sales representative firms, which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each of our stations is affiliated with its network pursuant to an affiliation agreement. KJTL is affiliated with Fox, and KJBO-LP is affiliated with UPN. KODE, owned by a subsidiary of Gocom Holdings, L.L.C. and operated under a time brokerage agreement by us, is affiliated with ABC.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. ABC pays a fee for each hour of network programming KODE broadcasts, which varies with the time of day.

Our Fox affiliation agreement for KJTL expires on June 30, 2006. Our UPN affiliation agreement for KJBO-LP expires on September 1, 2004; however, UPN may cancel this affiliation agreement at any time with 30 days prior written notice. The ABC affiliation agreement for KODE expires in December 2007.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors that are material to a television station’s competitive position include signal coverage and assigned frequency. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

Audience.    Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on our stations is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of news, public affairs and other entertainment programming, including syndicated programs purchased for cash, cash and barter, or barter only. A majority of the daily programming on our Fox and UPN affiliated stations consists of programming of this kind.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences, and the increased competition could have an adverse effect on our advertising revenues.

Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now under development for use with current cable channels or direct broadcast satellites, are expected to reduce the bandwidth required for television signal transmission. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming.    Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Friends) and first-run product (such as Oprah) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., Viacom Communications, Inc. and The News Corporation Limited, each of which has a television network, also own or control major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the new networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.    Advertising rates are based upon a number of factors including:

•	the size of the market in which the station operates;

•	a program’s popularity among the viewers that an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the demographic makeup of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

In addition to competing with other media outlets for audience share, our stations compete for advertising revenues with:

•	other television stations in their respective markets; and

•	other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934 (“Communications Act”), as amended, and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal.    Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely renewed under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether granting of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application unless the FCC first determines that the incumbent licensee is not entitled to license renewal.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcasting licensee without prior FCC approval.

Ownership Matters.    The FCC has rules which establish limits on the ownership of broadcast stations. The ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of five percent or more (twenty percent or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests.

For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than thirty-three percent of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over fifteen percent of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, or daily newspaper.

Local Ownership (Duopoly Rule).    Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the commonly owned stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second market station in cases where the second station is failed, failing or unbuilt. Absent these circumstances ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner operates pursuant to a local marketing agreement if it provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this “grandfathered” period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules. The U.S. Court of Appeals for the District of Columbia Circuit has remanded this rule to the FCC for further consideration with respect to the number of media “voices” that must remain in the market to allow a duopoly. On September 12, 2002, the FCC initiated an “omnibus” rulemaking proceeding in which it is considering revisions to this rule. Comments were due in this rulemaking proceeding by January 2, 2003, and reply comments by February 3, 2003. This proceeding is now under consideration by the FCC.

National Ownership.    There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market’s percentage of the total national audience. The stations we own have a combined national audience reach of less than 1% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration. The National Association of Broadcasters and the FCC filed with the Court of Appeals a request for rehearing or rehearing en banc of this decision. The Court of Appeals denied rehearing. Revisions to this rule are now under consideration in the FCC’s “omnibus” rulemaking proceeding on broadcast ownership referred to above.

Radio/Television Cross-Ownership Rule.    The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least twenty independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than twenty but greater than or equal to ten, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than ten independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

Local Television/Newspaper Cross-Ownership Rule.    The FCC prohibits any party from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A signal contour encompasses the entire community in which the newspaper is published. In September, 2001, the FCC issued a Notice of Proposed Rule Making in which the FCC proposed to eliminate its local television/daily newspaper cross-ownership prohibition. Comments were filed in December 2001 and reply comments were due February 15, 2002. However, the FCC has consolidated this proceeding with its “omnibus” proceeding that began on September 12, 2002.

Cable “Must-Carry” or Retransmission Consent Rights.    Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002, and is effective for the three-year period beginning January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the television station will consent to the cable system’s carriage of the station.

We have opted for must-carry status for our stations. KODE has exercised its retransmission consent rights.

Direct-to-Home Satellite Services and Must-Carry.     In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute requires providers of direct broadcast satellite services such as DirecTV and EchoStar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Until January 1, 2002, satellite service providers were allowed (but not required) to retransmit a local station’s signal within its market upon that station’s consent. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. At this time there is no satellite carriage of any local stations in any of our markets. We cannot state when or if such carriage will commence.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Digital Television.     Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station, the FCC allocated a matching DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage area replicate their analog coverage area. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may reduce its geographic coverage area. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Under current FCC guidelines, all commercial television station operators were to begin broadcasting with DTV transmission systems no later than May 1, 2002 unless an extension of time was granted. Extensions of time to begin digital operations have been granted for KJTL and KODE. Low-power stations did not receive a digital channel assignment. Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50 percent of the video programming broadcast on their DTV channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100 percent of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV only operation. At the end of the transition period, these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. KJTL and KODE fall within the first group.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent DTV operation will be returned to the FCC at the end of the transition period. Our stations fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) fifteen percent or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in our markets such that the DTV transition period will be extended under any of these provisions.

We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmission for full-power digital signal programming. In addition, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals. The FCC has pending a rulemaking proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

The exercise of must-carry rights by a television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must-carry rights as to satellite service providers, which went into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and policies. Commercial television stations also are required to pay the FCC five percent of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

Programming and Operation.     The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising;

•	sponsorship identifications;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new Equal Employment Opportunity (“EEO”) rules, which became effective March 10, 2003. These new rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years. The new EEO rules also impose annual reporting requirements on all broadcast licensees.

The Telecommunications Act of 1996 directs the FCC to establish, if the broadcast industry does not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines.

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience with the substitution of a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Potential Relaxation of Certain Rules.     Certain of the FCC’s rules and regulations regarding the ownership of television broadcast stations may be relaxed in the future, including the Local Ownership Duopoly Rule, the National Ownership Rule and the Local Television/Newspaper Cross-Ownership Rule. The FCC launched an “omnibus proceeding” to determine whether to relax or eliminate several of its media ownership rules and has included its open proceeding on the Local Television/Newspaper Cross-Ownership Rule in the new proceeding. The FCC anticipates issuing a decision(s) in the omnibus proceeding in 2003.

Proposed Legislation and Regulations.    The FCC’s ongoing rulemaking proceedings concerning implementation of the transition from analog to digital television broadcasts and revisions of its media ownership rules are likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rulemaking proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress may also act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2001, we had a total of 4 employees, including David S. Smith, all of whom were full-time employees. As of December 31, 2001, none of our employees were covered by collective bargaining agreements.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2001, we had $46.1 million of debt, including the indebtedness of a co-borrower of the credit facility, which represented 245.9% of our total capitalization. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to pursue acquisition opportunities;

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2001, the approximate aggregate amount of principal scheduled to mature for the periods referenced.

	Total	2002	2003-2004	2005-2006	Thereafter
		(dollars in thousands)
Senior credit facility(1)	$46,143	—	—	—	$46,143

(1)	The indebtedness includes the borrowings of Bastet Broadcasting, Inc., a co-borrower of the facility.

We could also incur additional debt in the future. The terms of our senior credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage related risks described above.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facility contains various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facility requires us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

We guarantee $160.0 million of Senior Subordinated Notes and $82.0 million of outstanding bank loans issued or drawn by Nexstar Finance, L.L.C.

        If Nexstar Finance, L.L.C. is unable to meet its obligations under the indenture governing the senior subordinated notes or the senior credit facilities agreement, we can be held liable for those obligations under the guarantees. At December 31, 2001, Nexstar had $57.0 million of unused commitments available under their senior credit facilities.

The revenue generated by stations we operate could decline substantially if they fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Each of the stations we own or operate under a time brokerage agreement has a network affiliation agreement—one station has a primary affiliation agreement with ABC, one with UPN and one with Fox. ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while Fox and UPN provide affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreement with ABC, we also receive cash compensation from the network.

The ABC network affiliation agreement expires in December 2007. The Fox network affiliation agreement expires in June 2006. The UPN affiliation agreement expires in September 2004. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements see, “Business-Network Affiliations.”

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $3.6 million, $3.7 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2001, we had an accumulated deficit of $9.2 million. We may not be able to achieve or maintain profitability. Nexstar will provide the necessary financial and other resources to Mission, via the continuation of the various service arrangements in place between Mission and Nexstar, for at least the next 12 months from December 31, 2001, in order to enable Mission to continue to operate as a going concern.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would increase our net loss, which in turn could materially and adversely affect our results of operations.

Approximately $12.3 million, or 59.8%, of our total assets as of December 31, 2001, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which will become effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also requires us to complete a transitional test of our goodwill and FCC licenses for impairment.

Risks Related to Our Industry

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures for which we might not see a return on our investment.

The FCC required all commercial television stations in the United States to start broadcasting in digital format by May 1, 2002 unless the FCC granted an extension. Stations may broadcast both analog and digital signals until December 31, 2006, when they must abandon the analog format, provided that 85% of households within the relevant DMA have the capability to receive a digital signal. The digital transmissions may initially be low-power, but full-power transmission will be required by a date to be established by the FCC.

It will be expensive to convert from the current analog format to digital format. Our current estimate is that this conversion will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If we are unable to meet our extended deadline for DTV broadcasting, we may be subject to FCC sanction.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. Our stations received extensions. On May 16, 2002, the FCC proposed a graduated set of sanctions for television broadcasters who fail to meet the DTV deadline and fail to receive an extension of time. If adopted, the sanctions would range—depending on how long it took a station to complete DTV construction—from requiring broadcasters to submit their plans to complete DTV construction to the FCC, to rescinding broadcasters’ DTV authorizations and requiring them to surrender their analog licenses at the end of the DTV transition.

Federal satellite legislation could adversely affect our broadcast business by increasing competition within our markets.

The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations’ audience shares and advertising revenue. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our station to more television viewers in our markets than would have been permitted under previous law. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share and, therefore, our revenue and earnings. In addition the legislation allows satellite carriers to provide local television signals by satellite within a station’s market so long as they carry all local stations in that market. To date, satellite carriers are not offering the carriage of any local stations in our markets.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television and the Internet.

The entertainment industry, and particularly the television industry, is highly competitive and is undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of our stations could become the owner of a competing station in the market.

Foreign hostilities and further terrorist attacks may affect our revenues and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is a terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

ITEM 2.    PROPERTIES

We lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KJTL—Wichita Falls, TX—Lawton, OK
Tower/Transmitter Site	Lease	40 Acres	1/30/15
KJBO-LP—Wichita Falls, TX—Lawton, OK
Tower/Transmitter Site	Lease	5 Acres	Year/Year

(1)  The office space and studio used by KJTL and KJBO-LP is owned by Nexstar.

Item 3.    Legal Proceedings

We are currently not involved in any litigation.

Item 4.    Submission of Matters to a Vote of Shareholder

We did not submit any matter to a vote of our shareholder during the fourth quarter of 2001.

PART II

Item 5.    Market for Common Stock and Related Stockholder Matters

Market Information

As of December 31, 2001, Mission’s common equity was not traded on any market. As of December 31, 2001, David S. Smith was the sole shareholder of Mission and held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.    Selected Financial Data

The selected historical consolidated financial data presented below for the years ended December 31, 2001 and 2000 and the period from June 1, 1999 to December 31, 1999 has been derived from our audited consolidated financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,		June 1, to December 31, 1999
	2001	2000
Statement of Operations Data:
Net broadcast revenue	$7	$—	$—
Barter revenue	566	883	146
Revenue from Nexstar Finance, L.L.C.(1)	1,907	2,215	1,628
Other revenue	26	10	36

Total net revenue	2,506	3,108	1,810
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	270	172	102
Selling, general and administrative (exclusive of depreciation and amortization, shown separately below)	192	216	149
Amortization of broadcast rights	931	1,323	380
Depreciation and amortization	1,365	1,580	1,029

Income (loss) from operations	(252)	(183)	150
Interest expense, including amortization of debt financing costs	(3,247)	(3,559)	(1,958)
Interest income	3	3	—
Other income	15	—	31

Loss before income taxes	(3,481)	(3,739)	(1,777)
Income tax expense	(1)	—	—

Loss before extraordinary loss from refinancing of credit facility	(3,482)	(3,739)	(1,777)
Extraordinary loss from refinancing of credit facility, net of income tax effect	(166)	—	—

Net loss	$(3,648)	$(3,739)	$(1,777)

Balance Sheet Data (end of period):
Cash and cash equivalents	$40	$76	$24
Net intangible assets	12,311	12,121	12,985
Total assets	20,574	15,017	16,963
Total debt	46,143	39,067	39,067
Total shareholder’s deficit	(27,375)	(25,173)	(23,677)
Working capital (deficit)	(1,173)	(386)	(258)
Other Financial Data:
Capital expenditures, net	$4	$—	$—
Cash payments for broadcast obligations	404	313	181

See note to selected historical consolidated financial data

NOTE TO THE SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(1)	We have entered into various management and service agreements with Nexstar. Mission has a shared services agreement with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for a monthly service fee calculated based on the cash flow of the stations. Through a joint sales agreement, we allow Nexstar to sell and receive the revenues from the advertising time on our stations in return for monthly payments to us. Our revenue is comprised primarily of reimbursements of: (i) interest expense; (ii) payments for broadcast rights, and (iii) technical, programming and administrative expenses. Revenue also includes the fees charged to Nexstar pursuant to the joint sales agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcastings industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Introduction

Our revenue is comprised primarily of contractual reimbursements of (1) interest expense; (2) payments for broadcast rights, and (3) technical, programming and administrative expenses under local service agreements with Nexstar. Our revenue also includes payments received from Nexstar pursuant to a joint sales agreement. Our primary operating expenses include technical and programming expenses.

The networks provide programming to our stations during various time periods of the day. Each station purchases licenses to broadcast programming in non-news time periods during the remainder of the day. The licenses are either purchased from a syndicator for cash or the syndicator is allowed to retain some of the inventory as compensation to eliminate or reduce the cash cost for the license. The station records the estimated fair market value of the inventory given to the syndicator as a barter asset and liability. Over the term of the contract, these values are amortized as barter revenue and expense.

Our acquisitions and other arrangements during each of the fiscal years ended December 31, 2001, 2000 and 1999 affect the year-to-year comparability of the operating results discussed below. We entered into a time brokerage agreement with a subsidiary of Gocom Holdings, L.L.C. in December 2001 with regard to KODE, the ABC affiliate in Joplin, Missouri, pending our acquisition of the station’s assets for $14.0 million. In 1999, we acquired substantially all of the assets of KJTL, the Fox affiliate in Wichita Falls, Texas-Lawton, Oklahoma, and KJBO-LP, the UPN affiliate in Wichita Falls, Texas-Lawton, Oklahoma, for approximately $15.5 million.

Recent Developments

Acquisitions and Station Agreements

We entered into a time brokerage agreement with a subsidiary of Gocom Holdings, L.L.C. in December 2001, pursuant to which Mission Broadcasting of Joplin, Inc. (a wholly owned subsidiary of Mission Broadcasting of Wichita Falls, Inc.) provided most of the programming and administrative services for KODE, the ABC affiliate in Joplin, Missouri, pending our acquisition of the station’s assets, which closed on September 30, 2002. The purchase price of the assets was $14.0 million and was financed under our senior credit facility. Pursuant to the terms of the agreement, we made a down payment of $6.0 million against the purchase price to Gocom Holdings, L.L.C., which is reflected in other assets in the consolidated financial statements. The time brokerage agreement was terminated upon the closing of the acquisition.

We own KJTL and KJBO-LP. KJTL and KJBO-LP have entered into a shared services agreement with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for our payment of a monthly service fee calculated based on the cash flow of the stations. Through a joint sales agreement, we allow Nexstar to sell and receive the revenues from the advertising time of KJTL and KJBO-LP in return for monthly payments to us.

In addition to receiving certain services from Nexstar, Nexstar also guarantees our debt. Mission is a guarantor of the senior credit facilities entered into by and the senior subordinated notes issued by Nexstar.

Our shareholder, David S. Smith, granted Nexstar purchase options, as amended on October 18, 2002, on each station to acquire its assets and liabilities for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in us under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets. In order for Nexstar and us to continue to comply with FCC regulation, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated:

	Years Ended December 31,		June 1 to December 31,
	2001	2000	1999
	(dollars in thousands)
Net broadcast revenue (excluding barter)	$7	$—	$—
Barter revenue	566	883	146
Revenue from Nexstar Finance, L.L.C.	1,907	2,215	1,628
Other revenue	26	10	36

Total net revenue	$2,506	$3,108	$1,810

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Years Ended December 31,				June 1 to December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$2,506	100.0	$3,108	100.0	$1,810	100.0
Operating expenses:
Direct operating expenses	270	10.8	172	5.5	102	5.6
Selling, general and administrative expenses	192	7.7	216	6.9	149	8.2
Barter expense	566	22.6	883	28.4	146	8.1
Depreciation and amortization	1,365	54.5	1,580	50.8	1,029	56.9
Amortization of broadcast rights, excluding barter	365	14.6	440	14.2	234	12.9

Income (loss) from operations	$(252)		$(183)		$150

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

Net revenue for the year ended December 31, 2001 was $2.5 million, a decrease of $0.6 million, compared to $3.1 million for the year ended December 31, 2000. Of the $0.6 million decrease, $0.3 was attributed to a decrease in contractual revenue from Nexstar and $0.3 million was attributed to lower barter revenue.

Direct operating expenses and selling, general and administrative expenses for the year ended December 31, 2001 were $0.5 million, compared to $0.4 million for the year ended December 31, 2000, an increase of $0.1 million. The increase of $0.1 million was primarily attributed to increased utility costs.

Amortization of broadcast license rights, excluding barter, for the year ended December 31, 2001 was $0.4 million, compared to $0.4 million for the year ended December 31, 2000, consistent with the prior year. Depreciation of property and equipment and amortization of intangible assets was $1.4 million for the year ended December 31, 2001, compared with $1.6 million for the comparable period in 2000, a decrease of $0.2 million. The decrease of $0.2 million was attributed to the full amortization of short-lived assets.

Loss from operations for the year ended December 31, 2001 was $0.3 million as compared to $0.2 million for the year ended December 31, 2000, an increase in loss of $0.1 million. This increase in loss was primarily attributed to the decrease in contractual revenue, partially offset by the reduction in amortization.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $3.2 million, compared to $3.6 million for the same period in 2000, a decrease of $0.4 million. The decrease was attributed to a decrease in the cost of funds due to lower prevailing interest rates.

In 2001, we wrote off $0.2 million of debt financing costs, net of the tax effect, as a result of refinancing our senior credit facility in January 2001.

As a result of the factors discussed above, our net loss was $3.6 million for the year ended December 31, 2001, compared to a net loss of $3.7 million for the same period in 2000, a decrease in net loss of $0.1 million.

Year Ended December 31, 2000 Compared to the Seven Month Period Ended December 31, 1999.

Net revenue for the year ended December 31, 2000 was $3.1 million, an increase of $1.3 million, compared to $1.8 million for the seven months ended December 31, 1999. We commenced operations on June 1, 1999 with our acquisition of two television stations. The increase in 2000 was attributed to a full year of operations in 2000 as compared to seven months of operations in 1999.

Direct operating expenses and selling, general and administrative expenses for the year ended December 31, 2000 were $0.4 million, compared to $0.3 million for the seven months ended December 31, 1999, an increase of $0.1 million. The increase was attributed to a full year of operating results in 2000, as compared to seven months of operations in 1999.

Amortization of broadcast license rights, excluding barter, for the year ended December 31, 2000 was $0.4 million, compared to $0.2 million for the seven months ended December 31, 1999. The increase was attributed to a full year of operating results in 2000, as compared to seven months of operations in 1999. Depreciation of property and equipment and amortization of intangible assets was $1.6 million for the year ended December 31, 2000, compared to $1.0 million for the seven months ended December 31, 1999, an increase of $0.6 million. The increase was attributed to a full year of operations in 2000 as compared to seven months of operations in 1999.

Loss from operations for the year ended December 31, 2000 was $0.2 million as compared to income from operations of $0.2 million for the seven months ended December 31, 1999, a decrease in income of $0.4 million.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2000 was $3.6 million, compared to $2.0 million for the seven months ended December 31, 1999, including amortization of debt financing costs, an increase of $1.6 million.

As a result of the factors discussed above, our net loss was $3.7 million for the year ended December 31, 2000, compared to a net loss of $1.8 million for the seven months ended in 1999.

Liquidity and Capital Resources

As of December 31, 2001, cash and cash equivalents were $40 thousand compared to $76 thousand as of December 31, 2000.

Our primary sources of liquidity are from operating activities, including the timing of payments to Nexstar, and the senior credit facility.

Cash flows provided by operating activities were $0.6 million for the year ended December 31, 2001, as compared to $0.4 million for the year ended December 31, 2000.

Cash flows used for investing activities was $6.0 million for the year ended December 31, 2001, while no investments were made for the year ended December 31, 2000. Cash used for investing activities for the year ended December 31, 2001 was the result of a down payment of $6.0 million for the future acquisition of KODE. We expect capital expenditures for 2002 to approximate $0.2 million.

Cash flows provided by financing activities were $5.4 million for the year ended December 31, 2001, compared to cash used for financing activities of $0.3 million for the year ended December 31, 2000. The change in cash flows from financing activities for the year ended December 31, 2001 was the result of (1) borrowings under the new senior credit facility of $16.3 million with a subsequent borrowing and repayment of our senior credit facility of $16.2 million, and (2) borrowing of $6.0 million to fund a deposit on the acquisition of KODE and the repayment of the existing credit facility and related debt financing costs. As of December 31, 2001, $11.9 million of the revolving credit facility was available for use.

As of December 31, 2000, cash and cash equivalents were $76 thousand, compared to $24 thousand as of December 31, 1999.

Our primary sources of liquidity are from operating activities, including the timing of payments to Nexstar, and the senior credit facility. Cash flows from operating activities were $0.4 million for the year ended December 31, 2000, compared to $0.6 million for the seven months ended December 31, 1999. Changes in our net cash flows from operating activities were primarily the result of timing of payments to Nexstar.

There were no investing activities for the year ended December 31, 2000, as compared to $16.2 million for the seven months ended December 31, 1999. Cash used for investing activities for the year ended December 31, 1999 was the result of the purchase of KJTL and KJBO-LP.

Cash flows used for financing activities were $0.3 million for the year ended December 31, 2000, as compared to cash from financing activities of $15.6 million for the seven months ended December 31, 1999. The change in cash flows from financing activities for the year ended December 31, 2000 was the result of no acquisitions as compared to 1999.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. We believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facility and continuation of the various agreements with Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Senior Credit Facility

On January 12, 2001, we entered into a senior secured credit facility with a group of commercial banks. The terms of the credit agreement governing our facility provide for a revolving credit facility in the amount of $43.0 million. We share the credit facility with Bastet Broadcasting, Inc. (“Bastet”), an affiliated company that is also 100% owned by David S. Smith. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission Broadcasting of Joplin, Inc. as a co-borrower. On November 14, 2001, the credit facility was further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and we anticipated noncompliance in future periods. Interest rates associated with our credit facility are based, at our option, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, we are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on the consolidated total leverage ratio of Nexstar, Bastet and Mission for that particular quarter. The facility is non-reducing and is due and payable on January 12, 2007. The senior credit facility contains covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing our senior credit facility at December 31, 2001.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of December 31, 2001, $82 million was outstanding on the Nexstar facilities. Nexstar was in compliance with covenants contained in the credit agreement governing its senior credit facilities, at December 31, 2001.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. They are general unsecured senior subordinated obligations subordinated to all of Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received an extension of time to begin digital operations at our stations. We estimate the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion in 2001. We anticipate that digital expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2002	2003-2004	2005-2006	Thereafter
Senior credit facility(1)	$46,143	$—	$—	$—	$46,143
Cash interest on debt(1)	13,005	2,584	5,168	5,168	85
Employment agreements	246	41	82	82	41
Broadcast rights obligations	259	109	150	—	—
Broadcast rights future commitments	96	38	58	—	—
KODE purchase price obligation	8,000	8,000	—	—	—

Total contractual cash obligations	$67,749	$10,772	$5,458	$5,250	$46,269

(1)	Includes the indebtedness of Bastet Broadcasting, Inc., a co-borrower of the facility.

We do not have any rating downgrade triggers that would accelerate the maturity date of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew the existing credit facility or obtain access to a new credit facility in the future and could increase the cost of such facility.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We recognize broadcast revenue during the financial statement period in which advertising is aired. The revenue attributed to the reimbursement of expenses is recognized when the related expense is recognized. We recorded $0.6 million, $0.9 million and $0.1 million of barter revenue for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999, respectively.

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2001, the amounts of our current broadcast rights and noncurrent broadcast rights were $0.3 million and $0.1 million, respectively.

We record a valuation allowance to reduce our deferred tax assets by the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

We are not a party to any claims or legal proceedings at December 31, 2001.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses. The amortization of existing goodwill and FCC licenses ceased on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill and FCC licenses. We tested our goodwill and FCC licenses under the new standards, which resulted in no impairment upon adoption. During the year ended December 31, 2001, we incurred goodwill amortization expense of $0.3 million. During the year ended December 31, 2001, we incurred amortization expense related to its FCC licenses of $0.2 million. Our net income will not be impacted by amortization expense related to goodwill or FCC licenses in the future as a result of implementing SFAS No. 142 on January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on our financial statements in 2002.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2001 under our senior credit facility bear interest at the base rate, or Eurodollar rate, plus the applicable margin, as defined (ranging from 5.40% to 5.60% at December 31, 2001). Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow of operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point) for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)

Senior credit facility(1)	$2,123	$2,353	$2,584	$2,815	$3,045

(1)	Includes the impact of indebtedness of Bastet Broadcasting, Inc., a co-borrower of the facility.

Impact of Inflation

We believe that our results of operations are not dependent upon moderate changes in the inflation rate.

Item 8.    Consolidated Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 14 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers

The table below sets forth information about our board of directors and executive officers:

Name	Age	Position With Company
David S. Smith	47	President, Treasurer and Director
Nancie J. Smith	49	Vice President and Secretary

David S. Smith has served as President and Treasurer of Mission Broadcasting of Wichita Falls, Inc. since December of 1998. In addition, Mr. Smith serves as President and Treasurer of Bastet Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is currently an ordained Evangelical Lutheran Church of America pastor at St. Paul Lutheran Church in Sharon Center, Ohio.

Nancie J. Smith has served as Vice President and Secretary of Mission Broadcasting of Wichita Falls, Inc. since December of 1998. In addition, Ms. Smith serves as Vice President and Secretary of Bastet Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Nancie J. Smith is married to David S. Smith.

Item 11.    Executive Compensation

Summary Compensation Table

The table below summarizes the compensation paid to the executive officers for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999.

	Fiscal Year	Annual Compensation			All Other Compensation
		Salary	Bonus
David S. Smith President, Treasurer and Director	2001 2000 1999	$40,267 41,602 24,000	$	— — —	$ — — —

Nancie J. Smith Vice President and Secretary	2001 2000 1999	— — —		— — —	— — —

Employment Agreements

We are a party to a management agreement among Bastet Broadcasting, Inc., Mission Broadcasting of Amarillo, Inc., Mission, David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.2 million per year for certain management services and Nance J. Smith is paid by the hour for certain management services. Mission Broadcasting of Amarillo, Inc. and Bastet Broadcasting, Inc. are 100% owned by David S. Smith. The compensation in the table above includes Mission’s portion of the management agreement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

David S. Smith owns 100% of the equity interests in Mission, which comprise 1,000 shares of common stock.

Item 13.    Certain Relationships and Related Transactions

Local Service Agreements

In Wichita Falls, Texas-Lawton, Oklahoma, we have a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar agreed to share the costs of certain services that their station KFDX and our stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, we pay Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

Also in Wichita Falls, Texas-Lawton, Oklahoma, we have a joint sales agreement that allows Nexstar to sell the commercial time of KJTL and KJBO-LP. The agreement is dated June 1, 1999 and has an initial term of 10 years. Pursuant to the joint sales agreement, Nexstar pays us $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

In Joplin, Missouri-Pittsburgh, Kansas, we and Gocom Broadcasting of Joplin, L.L.C. (“Gocom”) are parties to a time brokerage agreement dated December 31, 2001 to provide services for KODE, the ABC affiliate in Joplin, Missouri. This agreement allows us to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to Gocom. The same parties entered into a purchase and sale agreement for us to purchase substantially all the assets of KODE on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under our revolving credit facility. Pursuant to the terms of the purchase and sale agreement, in December 2001, we made a down payment of $6.0 million against the purchase price. The time brokerage agreement was terminated upon the closing of the acquisition.

The table below indicates the financial arrangements each of our stations have with Nexstar.

Station	Type of Agreement	1999 Consideration to Mission	2000 Consideration to Mission	2001 Consideration to Mission
KJTL/KJBO L.P.	Joint Sales Agreement/ Shared Services Agreement	$1,628	$2,215	$1,907

Option Agreements

In consideration of Nexstar’s guarantee of indebtedness incurred by us, we have granted Nexstar options to purchase the assets of our stations in Wichita Falls, subject to prior FCC approval. Our shareholder, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

Under the terms of these option agreements, as amended in October 2002, Nexstar may exercise its option upon written notice to us without consent or approval by David S. Smith. In each option agreement, the exercise price of the option equals the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. We and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

(1)  Consolidated Financial Statements.    The following consolidated financial statements of Mission Broadcasting of Wichita Falls, Inc. have been included on pages F-1 through F-16 of this Annual Report on Form 10-K:

•	Report of Independent Accountants

•	Consolidated Balance Sheets at December 31, 2001 and December 31, 2000

•	Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999

•	Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999

•	Consolidated Statements of Cash Flows for years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999

•	Notes to Consolidated Financial Statements

(3)  Exhibits.    The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K    Mission Broadcasting of Wichita Falls, Inc. filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING OF WICHITA FALLS, INC.

	By:	/S/ DAVID S. SMITH
May 30, 2003		David S. Smith President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 30, 2003.

Name	Title

/S/ DAVID S. SMITH David S. Smith	Director, President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

I, David S. Smith, President and Treasurer of Mission Broadcasting of Wichita Falls, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Mission Broadcasting of Wichita Falls, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  May 30, 2003

By:	/S/ DAVID S. SMITH
David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING OF WICHITA FALLS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	F-2

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000	F-3

Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999	F-4

Consolidated Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999	F-5

Consolidated Statements of Cash Flows for years ended December 31, 2001 and December 31, 2000 and the period from June 1, 1999 to December 31, 1999	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Accountants

To the Shareholder of Mission Broadcasting of Wichita Falls, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting of Wichita Falls, Inc., and its subsidiaries (the “Company”), at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from June 1, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nextar Finance, L.L.C., which is discussed on Notes 1, 3, 8 and 11.

/s/  PRICEWATERHOUSECOOPERS LLP

      Boston, Massachusetts

November 15, 2002, except as to Note 13,

which is as of May 9, 2003

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$40	$76
Accounts receivable	118	114
Current portion of broadcast rights	325	468
Prepaid expenses and other current assets	—	8

Total current assets	483	666
Property and equipment, net	1,706	2,174
Broadcast rights	74	56
Other noncurrent assets	6,000	—
Intangible assets, net	12,311	12,121

Total assets	$20,574	$15,017

Liabilities and Shareholder’s Deficit
Current Liabilities:
Current portion of broadcast rights payable	$357	$599
Accounts payable	2	8
Accrued expenses	59	11
Taxes payable	1	—
Interest payable	262	18
Due to Nexstar Finance, L.L.C.	975	416

Total current liabilities	1,656	1,052
Debt	46,143	39,067
Broadcast rights payable	150	71

Total liabilities	47,949	40,190
Commitments and contingencies (Note 11)
Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2001 and 2000, respectively	1	1
Subscription receivable	(1)	(1)
In-substance distribution of proceeds from credit facility, which are reflected in the financial statements of each of the two issuers	(18,211)	(19,657)
Accumulated deficit	(9,164)	(5,516)

Total shareholder’s deficit	(27,375)	(25,173)

Total liabilities and shareholder’s deficit	$20,574	$15,017

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001 and 2000 and For the Period From

June 1, 1999 to December 31, 1999

	2001	2000	1999
	(dollars in thousands)
Broadcast revenue (excluding barter)	$8	$—	$—
Less: commissions	(1)	—	—

Net broadcast revenue (excluding barter)	7	—	—
Barter revenue	566	883	146
Revenue from Nexstar Finance, L.L.C.	1,907	2,215	1,628
Other revenue	26	10	36

Total net revenue	2,506	3,108	1,810

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	270	172	102
Selling, general and administrative (exclusive of depreciation and amortization, shown separately below)	192	216	149
Amortization of broadcast rights	931	1,323	380
Amortization of intangible assets	892	1,105	750
Depreciation	473	475	279

Total operating expenses	2,758	3,291	1,660

Income (loss) from operations	(252)	(183)	150
Interest expense, including amortization of debt financing costs	(3,247)	(3,559)	(1,958)
Interest income	3	3	—
Other income	15	—	31

Loss before income taxes	(3,481)	(3,739)	(1,777)
Income tax expense	(1)	—	—

Loss before extraordinary loss from refinancing of credit facility	(3,482)	(3,739)	(1,777)
Extraordinary loss from refinancing of credit facility, net of tax effect (Note 8)	(166)	—	—

Net loss	$(3,648)	$(3,739)	$(1,777)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2001 and 2000 and For the Period From

June 1, 1999 to December 31, 1999

	Common Stock		Subscription Receivable	Accumulated Deficit	In-substance Distribution of Proceeds from Credit Facility that are Reflected in the Financial Statements of	Total Shareholder’s Deficit
	Shares	Par Value			Each of the Two Issuers
	(dollars in thousands)
Balance at June 1, 1999	1,000	$ 1	$ (1)	$—	$—	$—
Net loss	—	—	—	(1,777)	—	(1,777)
In-substance distribution to equity (Note 8)	—	—	—	—	(21,900)	(21,900)

Balance at December 31, 1999	1,000	$ 1	$ (1)	$(1,777)	$(21,900)	$(23,677)
Net Loss	—	—	—	(3,739)	—	(3,739)
In-substance contribution to equity (Note 8)	—	—	—	—	2,243	2,243

Balance at December 31, 2000	1,000	$ 1	$ (1)	$(5,516)	$(19,657)	$(25,173)
Net loss	—	—	—	(3,648)	—	(3,648)
In-substance contribution to equity (Note 8)	—	—	—	—	1,446	1,446

Balance at December 31, 2001	1,000	$ 1	$ (1)	$(9,164)	$(18,211)	$(27,375)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001 and 2000 and For the Period From

June 1, 1999 to December 31, 1999

	2001	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,648)	$(3,739)	$(1,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	473	475	279
Amortization of intangible assets	892	1,105	750
Amortization of debt financing costs	104	28	14
Amortization of broadcast rights, net of barter	365	440	234
Payments for broadcast rights	(404)	(313)	(181)
In-substance contribution of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	1,915	2,146	1,136
Loss from refinancing of credit facility, net of tax	166	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4)	16	(129)
(Increase) decrease in prepaid expenses and other current assets	8	(8)	—
Increase in current taxes payable	1	—	—
Increase (decrease) in accounts payable and accrued expenses	42	(35)	54
Increase (decrease) in interest payable	100	(111)	111
Increase in amounts due to Nexstar Finance, L.L.C.	559	349	67

Net cash provided by operating activities	569	353	558

Cash flows from investing activities:
Additions to property and equipment, net	(4)	—	—
Acquisition of broadcast properties	—	—	(16,170)
Downpayment on acquisition of broadcast property	(6,000)	—	—

Net cash used for investing activities	(6004)	—	(16,170)

Cash flows from financing activities:
Proceeds from debt issuance	32,512	—	15,820
Repayment of loans	(32,076)	—	—
Proceeds from revolver draws	6,000	—	—
Payments for debt finance costs	(1,037)	(301)	(184)

Net cash provided by (used for) financing activities	5,399	(301)	15,636

Net increase (decrease) in cash and cash equivalents	(36)	52	24
Cash and cash equivalents at beginning of year	76	24	—

Cash and cash equivalents at end of year	$40	$76	$24

Supplemental schedule:
Cash paid for interest	$1,123	$1,496	$493

Noncash financing activities:
In-substance contribution (distribution) of proceeds from credit facility that are reflected in the financial statements of each of the two issuers	$(469)	$97	$23,036

The accompanying notes are an integral part of these consolidated financial statements.

MISSION BROADCASTING OF WICHITA FALLS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Business Operations

Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”) was incorporated in 1998. Mission of Wichita Falls commenced operations on June 1, 1999 with its acquisition of two television stations. Mission of Wichita Falls currently owns KJTL, a Fox affiliated station and KJBO-LP, a low-power UPN affiliated station. Both stations are located in Wichita Falls, Texas. The Fox and UPN stations are operated under a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) with Nexstar Finance, L.L.C. (“Nexstar”). In December 2001, Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls (collectively, the “Company” or “Mission”) entered into a time brokerage agreement with Gocom Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under the Company’s senior credit facility.

In addition to receiving certain services from Nexstar, Nexstar also guarantees the debt of the Company (Note 8). The Company guarantees certain debt obligations of Nexstar (Note 8 and Note 11).

The shareholder of the Company has granted Nexstar purchase options, as amended in October 2002, to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by the shareholder of the Company.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in the Company under accounting principles generally accepted in the United States (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. In order for Nexstar and us to continue to comply with FCC regulation, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

Television broadcasting is subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify FCC licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facility should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

Nexstar will provide the necessary financial and other resources to Mission, via the continuation of the various service arrangements in place between Mission and Nexstar, for at least the next 12 months from December 31, 2001, in order to enable Mission to continue to operate as a going concern.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Mission of Wichita Falls and Mission Broadcasting of Joplin, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Unless otherwise noted, all dollars are in thousands.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk.

Revenue Recognition

Revenue is comprised primarily of reimbursements of (1) interest expense, (2) payments for broadcast rights, and (3) technical, programming and administrative expenses. The revenue attributed to reimbursement of expenses is recognized when the related expense is recognized. Revenue also includes payments received from Nexstar pursuant to a JSA and are recognized on a monthly basis pursuant to the agreement.

Cash and Barter Broadcast Rights and Broadcast Rights Payable

Broadcast rights, primarily in the form of syndicated programs and feature film packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $0.6 million, $0.9 million and $0.1 million of barter revenue for the years ended December 31, 2001 and 2000 and the seven months ended December 31, 1999, respectively.

Property and Equipment

Property and equipment is stated at cost or estimated fair value for purchase business combinations and trade transactions at the date of acquisition. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 39 years.

Intangible Assets

Intangible assets represent the estimated fair value of both identifiable intangible assets and goodwill resulting from the acquisitions by the Company (Note 3). Identifiable intangible assets include FCC licenses and network affiliation agreements and are being amortized on a straight-line basis over periods ranging from 1 to 15 years. Goodwill is the excess of the purchase price over the fair market value of the net assets acquired and is amortized over 40 years using the straight-line method.

Long-Lived Assets

The Company evaluates the recoverability of its tangible and intangible assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related assets may be less than previously anticipated. If the net book value of the related asset exceeds the fair value of the asset, the carrying value would be reduced to its fair value, which is measured as the present value of its expected future cash flows and an impairment loss would be recognized. The Company did not recognize any impairment loss for the years ended December 31, 2001 and 2000 and the period from June 1, 1999 to December 31, 1999.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt utilizing the effective interest method.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s revolving credit facility approximates fair value.

2.    Summary of Significant Accounting Policies—(Continued)

Accounting for Income Taxes

The Company is subject to income taxes and accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill and certain other intangible assets including FCC licenses. The amortization of existing goodwill and FCC licenses will cease on December 31, 2001. Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 on January 1, 2002 resulted in the Company’s discontinuation of amortization of its goodwill and FCC licenses. The Company tested its goodwill and FCC licenses under the new standard, which resulted in no impairment upon adoption. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $0.3 million and incurred amortization expense related to its FCC licenses of $0.2 million. As a result of implementing SFAS No. 142, the Company’s net income will not be impacted by amortization expense related to goodwill or FCC licenses in future periods.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business described in Accounting Principles Board Opinion (“APB”) No. 30. The adoption of SFAS No. 144 did not have a material impact on its financial statements upon adoption.

3.    Related Party Transactions

The table below indicates the financial arrangements each of Mission’s stations have with Nexstar.

Station	Type of Agreement	1999 Consideration to Mission	2000 Consideration to Mission	2001 Consideration to Mission
KJTL/KJBO L.P.	Joint Sales Agreement/ Shared Services Agreement	$1,628	$2,215	$1,907

The Company is a party to a management agreement with its shareholder David S. Smith. The Company recognized $40, $42 and $24 in expense for the periods ended December 31, 2001 and 2000 and the period from June 1, 1999 to December 31, 1999, respectively.

4.    Acquisitions

During 1999, the Company made the acquisition set forth below, which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The consolidated financial statements include the operating results of each business from the date of acquisition.

The KJTL and KJBO-LP Acquisition

On June 1, 1999, Mission acquired substantially all of the assets of KJTL and KJBO-LP from Wicks Broadcast Group, LP for approximately $15.5 million, exclusive of transaction costs. The excess of the consideration paid over the estimated fair market value of the tangible net assets and identifiable intangible assets acquired approximated $4.9 million and is being amortized using the straight-line method over 40 years.

5.    Time Brokerage Agreements

In 2001, the Company had the following arrangement:

The KODE-TV Arrangement

On December 31, 2001, Mission of Joplin entered into a time brokerage agreement (“TBA”) with GOCOM, the owner of KODE-TV. In September 2002, Mission of Joplin purchased substantially all of the assets of the station for $14.0 million. Pursuant to the terms of the agreement, in December 2001, Mission of Joplin made a down payment of $6.0 million against the purchase price, which is included in other noncurrent assets on the accompanying consolidated balance sheet. Mission of Joplin made TBA payments of $35 per month to GOCOM through September 2002. The TBA was terminated with the closing of the acquisition.

6.    Property and Equipment

	Estimated useful life	December 31,
	(years)	2001	2000
Buildings and building improvements	39	$87	$87
Studio equipment	5-7	610	610
Transmission equipment	5-15	2,151	2,147
Office equipment and furniture	5-7	53	53
Vehicles	5	31	31

		2,932	2,928
Less: accumulated depreciation		(1,226)	(754)

Property and equipment, net of accumulated depreciation		$1,706	$2,174

7.    Intangible Assets

	Estimated useful life	December 31,
	(years)	2001	2000
Goodwill	40	$4,941	$4,941
Network affiliation agreement	15	5,503	5,503
FCC license	15	2,495	2,495
Debt financing costs	term of debt	1,473	668
Other intangible assets	1-15	324	270

		14,736	13,877
Less: accumulated amortization		(2,425)	(1,756)

Intangible assets, net of accumulated amortization		$12,311	$12,121

The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on Mission’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives.

8.    Debt

Long-term debt consists of the following:

	December 31,
	2001	2000
Revolving credit facility(1)	$46,143	$39,067

(1)	The indebtedness includes borrowings by Bastet Broadcasting, Inc., an affiliated company and a co-borrower of the facility.

8.    Debt—(Continued)

The Bastet/Mission Senior Secured Credit Facility

On January 12, 2001, Bastet Broadcasting, Inc., an affiliated company with common ownership, and Mission of Wichita Falls entered into a credit agreement (the “Bastet/Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to both parties not to exceed the aggregate commitment of $43.0 million.

On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million and to include Mission of Joplin as a borrower. On November 14, 2001, the credit facility was further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because the Company was not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenues resulting from the events of September 11, 2001 and the Company anticipated noncompliance in future periods. Each party is jointly and severally liable for the outstanding amount of the loan. Nexstar is a guarantor of the facility. Interest rates associated with the Bastet/Mission credit facility are based, at the option of the borrower, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (ranging from 5.40% to 5.60% at December 31, 2001). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if the borrowers select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, the borrowers are required to pay quarterly commitment fees based on the combined leverage ratio of Nexstar and the borrowers under the Bastet/Mission credit agreement for that particular quarter on the unused portion of the Bastet/Mission credit facility loan commitment. The Bastet/Mission credit facility is due and payable on the maturity date, January 12, 2007.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

On June 1, 1999, Bastet Broadcasting, Inc.’s existing credit facility was amended to increase the aggregate maximum amount to $45.0 million and to include Mission of Wichita Falls as a co-borrower. On January 12, 2001, the debt outstanding was repaid with the proceeds of the senior secured credit facility described above.

The parties to the Bastet/Mission credit facility guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $167.0 million. As of December 31, 2001, $82.0 million was outstanding. The Nexstar facilities are subject to reducing commitments and amortization over the terms, which mature in July 2007. Nexstar was in compliance with all covenants at December 31, 2001.

Since each party to the Bastet/Mission credit facility is jointly and severally liable for the borrowings under the credit agreement, the indebtedness, deferred financing costs and associated interest expense of both parties are reflected in the Company’s financial statements. Proceeds from or payments on borrowings are reflected as in-substance distributions or contributions in shareholder’s deficit. The Company has accrued interest on the outstanding balance of the indebtedness. When one of the other borrowers makes an interest payment, the Company reduces accrued interest payable and records an in-substance contribution to equity.

Debt Covenants

The bank debt agreement contains covenants which require the Company to comply with certain financial ratios, capital expenditure and payments for broadcast rights and other limits. Covenants are formally calculated quarterly and are prepared on a consolidated basis with Nexstar. The Company was in compliance with all covenants at December 31, 2001, 2000 and 1999.

Debt Financing Costs

In conjunction with the refinancing of the credit facility during 2001, the Company recognized $0.2 million in expense related to certain debt financing costs. The amount, net of tax effect, has been presented as an extraordinary item.

9.    Common Stock

The Company is 100% owned and controlled by one shareholder, David S. Smith. As of December 31, 2001, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of any outstanding preferred stock.

10.    Income Taxes

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31, 2001 and 2000 and the period from June 1, 1999 to December 31, 1999 with the differences summarized below:

	2001	2000	1999
Tax benefit at statutory rates	$(1,218)	$(1,309)	$(622)
Change in valuation allowance	1,377	1,479	704
State and local taxes, net of federal benefit	(158)	(170)	(82)

Net tax benefit	$1	$—	$—

The components of the net deferred tax liability are as follows at December 31:

	2001	2000	1999
Net operating loss carryforwards	$1,461	$813	$60
Property and equipment	(187)	(171)	(22)
Intangible assets	209	249	223
Other	2,148	1,298	449
Valuation allowance	(3,631)	(2,189)	(710)

Net deferred tax liability	$—	$—	$—

At December 31, 2001, the Company has federal and state net operating loss carryforwards available of approximately $3.7 million to reduce future taxable income. These net operating losses begin to expire in 2020 if not utilized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards that may be used in the future. No assurance can be given an ownership change will not occur as a result of transactions entered into by the Company, or by certain other parties which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which with respect to tax periods beyond 2001, could have a material adverse impact on the Company’s financial position or results of operations.

11.    Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2001:

2002	$96

Future minimum payments for unavailable cash broadcast rights	$96

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital Conversion

FCC regulations require the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time is granted. The Company received an extension of time to begin digital operations at our stations. The digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of $0.7 million per station for full-power transmission modifications. There were no expenditures for digital conversion in 2001. The Company anticipates that digital expenditures will be funded through available cash on hand and cash generated from operations.

Operating and Capital Leases

The Company leases antennae sites under noncancelable operating lease arrangements expiring through 2015. Charges to operations for such leases aggregated $46, $39 and $19 for the years ended December 31, 2001 and 2000 and the period from June 1, 1999 to December 31, 1999, respectively. Future minimum lease payments under these leases are as follows at December 31, 2001:

Operating lease obligations
2002	$46
2003	46
2004	39
2005	21
2006	4
Thereafter	4

$160

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

Guarantor of Senior Subordinated Notes

The Company is a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1.

12.    Employment Matters

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2001, the Company had not elected to make such contributions.

13.    Subsequent Events

Mission Broadcasting, Inc., formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same shareholder at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market, to provide certain services to KODE. As a result of the SSA with KSNF and the purchase of KODE on September 30, 2002, Mission was able to reduce overhead costs associated with operations at KODE.

On December 13, 2002, Mission entered into a local marketing agreement with a subsidiary of LIN Television Corporation, the current owner of KRBC and KACB which are located in Abilene and San Angelo, Texas, pending the sale of the stations to Mission. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002.

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

Exhibit No.	Exhibit Index
2.1	Certificate of Ownership and Merger of Mission Broadcasting of Joplin, Inc. into Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002.

2.2	Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002.

2.3	Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002.

3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.)

3.2	Certificate of Amendment of Certificate of Incorporation of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.)

3.3	By-laws of Mission Broadcasting, Inc. (formerly known as Mission Broadcasting of Wichita Falls, Inc.)

4.1

Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2

Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3

Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor the United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1

Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2

Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.3

Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

E-1

Exhibit No.	Exhibit Index
10.4

Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5

Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6

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

10.7

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

10.8

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9

Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10

Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13

Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14

Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15

Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

E-2

Exhibit No.	Exhibit Index

10.16

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

10.17	Agreement, dated January 1, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc., David S. Smith and Nancie J. Smith.

99.1	Certification of David S. Smith pursuant to 18 U.S.C. § 1350

E-3