Form 10-K
period 2002-12-31
MISSION BROADCASTING OF WICHITA FALLS INC
filed 2003-06-03
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☐  No  ☒

As of December 31, 2002, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith had 1,000 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc. and all references to “we,” “our,” “ours,” and “us,” refer to Mission. Mission has entered into time brokerage, shared services and joint sales agreements with television stations owned by subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), but Mission does not own any of the equity interests in Nexstar. For a description of the relationship between Mission and Nexstar, see “Certain Relationships and Related Transactions.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2002 as estimated by the A.C. Nielsen Company, and as published in BIA Investing in Television, 2002 4th edition.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Nielsen Station Index for Sunday to Saturday, 7:00 a.m. to 1:00 a.m. dated November 2002 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: The Simpsons (20th Century Fox Film Corporation); Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Frasier and Spin City (Paramount Distribution); Friends (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); That 70’s Show and Third Rock From The Sun (Carsey Werner Distribution LLC); Everybody Loves Raymond (Eyemark Entertainment); The Oprah Winfrey Show and Jeopardy (King World Productions, Inc.); and The Hughleys (20th Television, Inc.).

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenues, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Company” and “Business—Risks Related to Our Industry” elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect new information or subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.     Business

Overview

Mission, formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc., a subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission of Wichita Falls were separate entities, 100% owned by the same party at the beginning of fiscal year 2002 and during 2001 and 2000. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998 with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999 with its acquisition of two television stations in Wichita Falls, Texas, KJTL, a Fox affiliated station and KJBO-LP, a lower-power UPN affiliated station. In December 2001, Mission Broadcasting of Joplin, Inc. entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending Mission’s acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million, exclusive of transactions costs, and was financed under our senior credit facility.

We have entered into various local service agreements with subsidiaries of Nexstar. Mission has a Time Brokerage Agreement (“TBA”) with Nexstar for WFXP, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. Mission has a Shared Services Agreement (“SSA”) with Nexstar for KJTL and KJBO-LP, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSA. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that the payments required by the SSA will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a Joint Sales Agreement (“JSA”), Mission has also granted Nexstar the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us. Mission has an SSA with Nexstar for each of WYOU and KODE, which have terms substantially similar to the terms of the SSA with KJTL and KJBO-LP. In order for both Nexstar and us to continue to comply with Federal Communications Commission (“FCC”) regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

In addition to providing certain services to our television stations, Nexstar is also the guarantor of our debt. We are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Our shareholder has granted to Nexstar purchase options on each of our television stations to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, non-recurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

Nexstar does not own us or our television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of our debt and the service and purchase option agreements described above.

Business Strategy

Emphasize Local Sales.    We employ high-quality local sales forces at WYOU and KODE to capitalize on our investment in local programming. We believe that local advertising is attractive because our sales forces are more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2002, the percentage of our total spot revenue, excluding political, from local advertising was 64.7%. We invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Maintain Strict Cost Controls.    We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations.

Local Service Agreements.    In Wichita Falls, Texas-Lawton, Oklahoma, we have an SSA with a subsidiary of Nexstar dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar provides certain services including news production, technical maintenance and security, among other services, but does not provide the services of senior management personnel, programming or sales. In consideration of these services provided to KJTL and KJBO-LP by Nexstar personnel, we pay Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

In Wichita Falls, Texas-Lawton, Oklahoma we also have a JSA with Nexstar dated as of June 1, 1999 for the sale of commercial time, which has an initial term of 10 years. Nexstar sells the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to us of $0.1 million per month, subject to adjustment to ensure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month.

In Wilkes Barre-Scranton, Pennsylvania, we have an SSA with a subsidiary of Nexstar for WYOU dated January 5, 1998, which has an initial term of 10 years. Under this agreement, Nexstar provides certain services including news production, technical maintenance and security in return for a monthly fee payable to Nexstar.

In Joplin, Missouri-Pittsburg, Kansas, Mission and GOCOM Broadcasting of Joplin, L.L.C. were parties to a TBA dated December 31, 2001 for Mission to provide services for KODE, the ABC affiliate in Joplin, Missouri. This agreement allowed us to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM Broadcasting of Joplin, L.L.C. The same parties entered into a purchase and sale agreement for us to purchase substantially all of the assets of KODE. The purchase price for the assets was $14.0 million, exclusive of transaction costs, and was financed under our revolving credit facility. Pursuant to the terms of the purchase agreement, we made a down payment of $6.0 million against the purchase price on December 31, 2001. The FCC approved this transaction and the closing date was September 30, 2002. The TBA was terminated upon the closing of the acquisition. On April 1, 2002, we entered into an SSA with a subsidiary of Nexstar, whereby Nexstar provides certain services including news production, technical maintenance and security for KODE. In consideration of these services we pay Nexstar a monthly fee calculated based on the cash flow of KODE.

In Erie, Pennsylvania, we have a TBA with a subsidiary of Nexstar, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to us.

Our Stations

The following chart sets forth general information about the stations that we own and operate:

Market Rank	Market	Station	Affiliation	Station Rank(1)	FCC License Expiration Date
53	Wilkes Barre-Scranton, PA	WYOU	CBS	3	8/1/07
142	Wichita Falls, TX - Lawton, OK	KJTL	Fox	4	8/1/06
		KJBO-LP	UPN	—	8/1/06
143	Erie, PA	WFXP	Fox	4	8/1/07
145	Joplin, MO-Pittsburg, KS	KODE	ABC	3	2/1/06

(1)	Source: BIA Investing in Television 2002 4th Edition

Wilkes Barre-Scranton, PA

WYOU

Station Profile.    Nexstar acquired WYOU, a CBS affiliate, in June 1996 and sold it to us in 1998, at which time we entered into an SSA with Nexstar-owned WBRE. For the November 2002 ratings period, WYOU ranked third in its market, with an in-market audience share of 21.0%. The station’s syndicated programming includes Seinfeld, Entertainment Tonight and Judge Judy.

Wichita Falls, TX-Lawton, OK

KJTL

Station Profile.    We acquired KJTL, a Fox affiliate, in June 1999. For the November 2002 ratings period, KJTL ranked fourth in its market, with an in-market audience share of 10.0%. The station’s syndicated programming includes Frasier, Friends and Everybody Loves Raymond.

KJBO-LP

Station Profile.    We acquired KJBO-LP, a UPN affiliate, in June 1999. The station’s syndicated programming includes Spin City, Third Rock From The Sun and The Hughleys.

Joplin, MO-Pittsburg, KS

KODE

Station Profile.    We acquired KODE, an ABC affiliate, in September 2002. From December 2001 through September 2002, we provided the programming and sold the advertising time on KODE pursuant to a TBA with GOCOM Broadcasting of Joplin, L.L.C. For the November 2002 ratings period, KODE ranked third in its market, with an in-market audience share of 29.0%. The station’s syndicated programming includes Seinfeld, Jeopardy and The Oprah Winfrey Show.

Erie, PA

WFXP

Station Profile.    We acquired WFXP in November 1998. For the November 2002 ratings period, WFXP ranked fourth in its market, with an in-market audience share of 9.0%. The station’s syndicated programming includes Friends, The Simpsons and That 70’s Show.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides this data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods of determining a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming, including prime-time hours, from the network. This programming, along with cash payments for NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, and, to a lesser extent, with newspapers, radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Television Broadcasting History

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

Through the 1970s, network television broadcasters enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through today, however, this level of dominance changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable and satellite television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 52.0% to 80.0%.

Direct broadcast satellite, or DBS, systems have also rapidly increased their penetration rate in the last decade, capturing more than 13% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act (“SHVIA”), which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. We have received notice from EchoStar and DirecTV that they intend to begin local-into-local service in Wilkes Barre-Scranton, PA in the near future, but we can not predict when such service will begin. Although DBS providers are not currently offering local-into-local service in any of our markets, the ability to offer local stations in some markets has resulted in an increase in the DBS penetration rate in other markets.

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

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television, or DTV, transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC has allocated a matching DTV channel. Under current FCC guidelines, all commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002, unless they obtained extensions of time. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. By the end of 2006, the FCC expects television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government, provided that 85.0% of households within the relevant DMA have the capability to receive a digital signal.

Advertising Sales

General

Television station revenue is primarily derived from the sale of local and national advertising. Television stations compete for advertising revenue primarily with other broadcast television stations, radio stations, cable system operators and programmers, and newspapers serving the same market.

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by our stations. Except for our stations operated under TBAs or JSAs our stations sell all of the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

Advertisers wishing to reach a national audience usually purchase time directly from the networks, or advertise nationwide on a case-by-case basis. National advertisers who wish to reach a particular region or local audience often buy advertising time directly from local stations through national advertising sales representative firms. Local businesses purchase advertising time directly from the stations’ local sales staff.

Advertising rates are based upon a number of factors, including:

•	a program’s popularity among the viewers that an advertiser wishes to target;

•	the number of advertisers competing for the available time;

•	the size and the demographic composition of the market served by the station;

•	the availability of alternative advertising media in the market area;

•	the effectiveness of the sales forces; and

•	development of projects, features and programs that tie advertiser messages to programming.

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

Local Sales

Local advertising time is sold by each station’s local sales staff who call upon advertising agencies and local businesses, which typically include car dealerships, retail stores and restaurants. Compared to revenue from national advertising accounts, revenue from local advertising is generally more stable and more controllable. For our stations for which we sell advertising time, we seek to attract new advertisers to television and to increase the amount of advertising time sold to existing local advertisers by relying on experienced local sales forces with strong community ties, producing news and other programming with local advertising appeal and sponsoring or co-promoting local events and activities. We place a strong emphasis on the experience of our local sales staff and maintain an on-going training program for sales personnel.

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
WFXP	Erie, PA	Fox	June 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2004(1)

(1)	Or upon 30 days prior written notice by UPN.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, for each hour that the station elects to broadcast network programming, the network pays the station a fee (with the exception of Fox and UPN), specified in each affiliation agreement, which varies with the time of day. Typically, prime-time programming (Monday through Saturday from 8:00 p.m. to 11:00 p.m., Eastern Standard time and Sunday from 7:00 p.m. to 11:00 p.m., Eastern Standard time) generates the highest hourly rates.

Competition in the Television Industry

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

Audience.    Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watching television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on our CBS, ABC, Fox and UPN affiliated stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Our stations program non-network time periods with a combination of local news, public affairs and other entertainment programming, including movies and syndicated programs purchased for cash, cash and barter, or barter only.

Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. However, the development of methods of video transmission other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience share in the television industry. In addition, DBS providers, such as DirecTV and EchoStar, offer nationwide distribution of video programming (including, in some cases, pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technology. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station’s audience. Other sources of competition include home entertainment systems, such as VCRs, DVDs and television game devices. Transmission of video programming over broadband Internet may be a future source of competition to television broadcasters.

Although cable television systems were initially used to retransmit broadcast television programming to subscribers in areas with poor broadcast signal reception, significant increases in cable television penetration and cable programming services occurred throughout the 1970s and 1980s in areas that did not have signal reception problems. As the technology of satellite program delivery to cable systems advanced in the late 1970s, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience. Recently, however, certain cable operators have elected to compete for these audiences and the increased competition could have an adverse effect on our advertising revenue.

Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized

“niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Programming.    Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Increasingly, our stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on one of our stations. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL/Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising.    In addition to competing with other media outlets for audience share, our stations compete for advertising revenue with:

•	other television stations in their respective markets; and

•	other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and the Internet.

Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcasting station in a particular market does not compete with stations in other market areas.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (the “Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

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

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal, the FCC ultimately grants the renewal without a hearing.

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

The FCC prohibits the assignment or the transfer of control of a broadcasting license without prior FCC approval.

Ownership Restrictions.    The FCC has rules which establish limits on the ownership of broadcast stations. These ownership limits apply only to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.

Local Ownership (Duopoly Rule).    Prior to August 1999, no party could have attributable interests in two television stations if those stations had overlapping service areas (which generally meant one station per market), although the FCC did not attribute local marketing agreements involving a second station with an overlapping service area. In August 1999, the FCC adopted new rules which allowed the ownership of two stations in a single market (defined using A.C. Nielsen Company’s DMAs) if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The FCC will consider waivers of the rule to permit the ownership of a second station in a market in cases where the second station is failed, failing or an unbuilt station. Absent these circumstances, ownership of only one television station in a market is permitted. “Satellite” stations were an exception to the prior FCC local ownership/duopoly rules and remain an exception under the new rules.

The FCC now attributes and counts towards the local ownership limits another in-market station that a station owner programs pursuant to a local marketing agreement if it provides more than 15% of the second station’s weekly broadcast programming. However, such local marketing agreements entered into prior to November 5, 1996, are exempt from attribution for approximately five years from the adoption of the revised rule (which was adopted in 1999); this “grandfathered” period is subject to possible extension. Parties to local marketing agreements entered into on or after November 5, 1996, that would result in attribution of two stations in a market in violation of the ownership limits had until August 5, 2001, to come into compliance with the new ownership rules. The U.S. Court of Appeals for the District of Columbia Circuit has remanded this rule to the

FCC for further consideration with respect to the number of media “voices” that must remain in the market to allow a duopoly. On September 12, 2002, the FCC initiated an “omnibus” rulemaking proceeding in which it is considering revisions to this rule. Comments were due in this rulemaking proceeding by January 2, 2003, and reply comments by February 3, 2003. This proceeding is now under consideration by the FCC and a decision is expected in June 2003.

Nexstar provides programming to our station WFXP in Erie, Pennsylvania, under a TBA. The TBA was entered into prior to November 5, 1996. Therefore, it is grandfathered under the FCC’s ownership rules and we may continue to operate under the terms of that agreement until at least 2004. When the FCC enacted this rule, it stated that it would review such agreements as part of its 2004 Biennial Review.

National Ownership.    There is no nationwide limit on the number of television stations which a party may own. However, no party may have an attributable interest in television stations which, in the aggregate, cover more than 35.0% of all U.S. television households. In calculating the nationwide audience coverage, the ownership of UHF stations is counted as 50.0% of a market’s percentage of the total national audience. The stations we own have a combined national audience reach of less than 1% of television households. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC’s decision not to modify or repeal this rule and remanded this rule to the FCC for further consideration. The National Association of Broadcasters and the FCC filed with the Court of Appeals a request for rehearing or rehearing en banc of this decision. The Court of Appeals denied rehearing. Revisions to this rule now are under consideration in the FCC’s “omnibus” rulemaking proceeding on broadcast ownership referred to above.

Radio/Television Cross-Ownership Rule.    The “one-to-a-market” rule limits the common ownership or control of radio and television stations in the same market. In August 1999, the FCC amended its rules to increase the number of stations that may be commonly owned, subject to standards based on the number of independently owned media voices that would remain in the market after the combination. In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices the FCC includes all radio and television stations, independently owned cable systems (counted as one voice if cable is generally available in the market), and independently owned daily newspapers which have circulation that exceeds 5 percent of the households in the market. When the FCC adopted the new one-to-a-market limits in August 1999, it eliminated the waiver policy that previously applied for failed stations.

Local Television/Cable Cross-Ownership Rule.    For many years, an FCC rule prohibited any cable television system (including all parties under common control) from carrying the signal of any television broadcast station that had a predicted service area that overlapped, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. On February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal this rule in its entirety. The Court of Appeals denied petitions for rehearing of this decision, and the FCC decided not to appeal the decision to the U.S. Supreme Court. Therefore, this rule no longer exists.

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

Except for WYOU and KODE, our stations have opted for must-carry status.

Direct-to-Home Satellite Services and Must-Carry.    In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute required providers of direct broadcast satellite services such as DirecTV and EchoStar, by January 1, 2002, to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. At this time there is no satellite carriage of any local stations in any of our markets; however, EchoStar and DirecTV have provided notice that they intend to begin such service in the Wilkes Barre-Scranton market. We cannot state when or if such carriage will commence.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election, which was to be made by July 1, 2001, for carriage to commence January 1, 2002, is for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Potential Relaxation of Certain Rules.    Certain of the FCC’s rules and regulations regarding the ownership of television broadcast stations are under review by the FCC and may be relaxed in the future, including the Local Ownership Duopoly Rule, the National Ownership Rule and the Local Television/Newspaper Cross-Ownership Rule. The FCC launched an “omnibus” rulemaking proceeding on September 12, 2002, to determine whether to keep, relax or eliminate several of its media ownership rules, and incorporated its existing open proceeding on the Local Television/Newspaper Cross-Ownership Rule into the new omnibus proceeding. Comments and reply comments have been filed and this proceeding is now under consideration by the FCC and a decision is expected in June 2003.

Digital Television.    Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new DTV channels to existing television stations in the first half of 1997. For each licensed television station the FCC allocated a matching DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage areas replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. WYOU received an extension and began digital operations by December 31, 2002. We received extensions until July 7, 2003 with respect to KJTL and KODE. WFXP was not required to obtain an extension because the FCC has not yet granted it a DTV construction permit.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2003, commercial station operators must simulcast at least 50% of the video programming broadcast on their digital channel. The required simulcast percentage increases annually until April 1, 2005, when an operator must simulcast 100% of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV-only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations fall within the first or second group.

Station operators with both their analog and DTV channels inside the core will be required to select which of their assigned channels they will use for permanent DTV operation before the end of the transition period. (The FCC has not set a date for this election.) These operators may elect to continue to use their current DTV channel or switch their DTV operation to their current analog channel. The channel not selected for permanent

DTV operation will be returned to the FCC at the end of the transition period. Except for WFXP, our stations fall in this category. The FCC has not yet established the permanent DTV channel selection process for stations that have one or both channels outside the DTV core channels.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV channel, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. We cannot predict whether conditions will exist in any of our markets such that the DTV transition period will be extended under any of these provisions.

We estimate that the conversion to DTV will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. The FCC has pending a rulemaking proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

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

With respect to direct-to-the-home satellite service providers, the FCC in November 2000 declined to address whether television stations’ must-carry rights regarding satellite service providers, which went into effect January 1, 2002, will also apply to stations’ DTV signals. The FCC said it would address this issue at the same time it considers digital carriage issues for cable television.

Television station operators may use their DTV signals to provide ancillary services, such as computer software distribution, internet, interactive materials, e-commerce, paging services, audio signals, subscription video, or data transmission services. To the extent a station provides such ancillary services it is subject to the same regulations as are applicable to other analogous services under the FCC’s rules and published policies. Commercial television stations also are required to pay the FCC 5% of the gross revenue derived from all ancillary services provided over their DTV signals for which a station received a fee in exchange for the service or received compensation from a third party in exchange for transmission of material from that third party, not including commercial advertisements used to support broadcasting.

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

On November 7, 2002, the FCC adopted new Equal Employment Opportunity rules. These new rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years. The new EEO rules also impose annual reporting requirements on all broadcast licensees. These new rules became effective March 10, 2003.

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

The FCC imposes restrictions on the terms of network affiliation agreements. Among other things, these rules prohibit a television station from entering into any affiliation agreement that: (i) requires the station to clear time for network programming that the station previously scheduled for other use; and (ii) precludes the preemption of network programs that the station determines are unsuitable for its audience and the substitution of network programming with a program the station believes is of greater local or national importance. The FCC is currently reviewing several of its rules governing the relationship between networks and their affiliates. We are unable to predict the outcome of this review.

Proposed Legislation and Regulations.    The FCC’s ongoing rulemaking proceedings concerning implementation of the transition from analog to digital television broadcasts and revisions of its media ownership rules are likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rulemaking proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2002, we had a total of 35 employees, all full-time employees. As of December 31, 2002, none of our employees were covered by a collective bargaining agreement.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2002, we had $55.1 million of debt. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facilities is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2002, the approximate aggregate amount of principal scheduled to mature for the periods referenced:

	Total	2003	2004-2005	2006-2007	Thereafter
	(dollars in thousands)
Senior credit facility	$55,143	—	—	$55,143	—

We could also incur additional debt in the future. The terms of our senior credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

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

We guarantee $160.0 million of Senior Subordinated Notes and $81.5 million of outstanding bank loans issued or drawn by Nexstar.

If Nexstar is unable to meet its obligations under the indenture governing its senior subordinated notes or the senior credit facilities agreement, we can be held liable for those obligations under the guarantees. Additionally, Nexstar has $67.5 million unused commitments available under its senior credit facilities.

Our broadcast operations could be adversely affected if we fail to renew on favorable terms, if at all, our network affiliation agreements.

We have affiliation agreements with CBS, ABC, Fox and UPN. CBS and ABC generally provide our stations with up to 22 hours of prime time programming per week, while Fox and UPN provide up to 15 hours of prime time programming per week. With respect to our affiliation agreements with CBS and ABC, our stations broadcast network-inserted commercials during the programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, we cannot assure you of the future success of the network’s programming or the continuation of that programming. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with CBS, ABC and Fox. However, we cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming or compensation to our CBS and ABC affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement could adversely affect our business. For information about when we must renew our network affiliation agreements, see “Business—Industry Background.”

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $1.7 million, $5.8 million and $3.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2002, we had an accumulated deficit of $17.7 million. We may not be able to achieve or maintain profitability. Nexstar will provide the necessary financial and other resources to Mission, via the continuation of the various service arrangements in place between Mission and Nexstar, for at least the next 12 months from December 31, 2002, in order to enable Mission to continue to operate as a going concern.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations.

Approximately $34.8 million, or 71.1%, of our total assets as of December 31, 2002, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional test of our goodwill and FCC licenses for impairment. The test resulted in no impairment being identified.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

For WYOU and KODE, we derive our revenue primarily from the sale of advertising time. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	fluctuations in pricing for local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly

•	newspapers, cable television, Internet and radio;

•	the decreased demand for political advertising in non-election years; and

•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance on advertising revenue makes our operating results particularly susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession and the September 11 terrorist attacks. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers, upon which we rely, may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights, operating leases and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

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

It will be expensive to convert from the current analog format to digital format. Our current estimate is that this conversion will require an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming and an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for some of our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

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

FCC regulations require that, absent an extension, all commercial television stations had to begin broadcasting with DTV transmission systems no later than May 1, 2002. WYOU began digital operations by December 31, 2002, and we received extensions until July 7, 2003 with respect to KJTL and KODE. WFXP was not required to obtain an extension because the FCC has not yet granted a DTV construction permit. On May 16, 2002, the FCC proposed a graduated set of sanctions for television broadcasters who fail to meet the DTV deadline and fail to receive an extension of time. The FCC recently adopted these sanctions which range––depending on how long it takes a station to complete DTV construction––from requiring broadcasters to submit their plans to complete DTV construction to the FCC, to rescinding broadcasters’ DTV authorizations and requiring them to surrender their analog licenses at the end of the DTV transition.

Federal satellite legislation could adversely affect our broadcast business by increasing competition within our markets.

The Satellite Home Viewer Improvement Act of 1999 could have an adverse effect on our stations’ audience shares and advertising revenue. This legislation allows satellite carriers to provide, under certain circumstances, the signals of distant stations with the same network affiliations as our station to more television viewers in our markets than would have been permitted under previous law. The availability of another station with the same network affiliation as ours in our markets could negatively affect our audience share and, therefore, our revenue and earnings. In addition the legislation allows satellite carriers to provide local television signals by satellite within a station’s market so long as they carry all local stations in that market. To date, satellite carriers are not offering the carriage of any local stations in our markets; however, we have received notice that DirecTV and EchoStar intend to begin service in Wilkes Barre-Scranton in the near future.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, magazines, radio stations, cable television and the Internet.

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

We may experience a loss of advertising revenue and incur additional broadcasting expenses in the event the United States of America engages in foreign hostilities or in the event there is another terrorist attack against the United States of America. A significant news event like a war or terrorist attack will likely result in the preemption of regularly scheduled programming by network news coverage of the event. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our broadcasting stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

Item 2.     Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio—News Bureau/Office	Leased	6,977 Sq. Ft.	12/1/04
Sales Office	Leased	800 Sq. Ft.	10/31/04
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.33 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month/Month
WFXP—Erie, PA
Tower/Transmitter Site(1)	Leased	1 Sq. Ft.	6/30/04
KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year/Year
KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower	Leased	2 Sq. Ft.	5/1/27

(1)	WFXP operates in facilities owned by Entertainment Realty Corporation, a subsidiary of Nexstar.
(2)	The office space and studio used by KJTL and KJBO-LP is owned by Nexstar.

Item 3.     Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

Mission did not submit any matter to a vote of its shareholder during the fourth quarter of 2002.

PART II

Item 5.     Market for Common Stock and Related Stockholder Matters

Market Information

As of December 31, 2002, Mission’s common equity was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.     Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K:

	Fiscal year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:	(dollars in thousands)
Net broadcast revenue(1)	$12,820	$6,846	$8,402	$7,245	$7,979
Trade and barter revenue .	1,282	1,351	1,703	1,262	1,079
Revenue from Nexstar Finance, L.L.C.(2)	1,869	2,060	2,357	1,810	—

Total net revenue	15,971	10,257	12,462	10,317	9,058
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization, shown separately below)	1,968	983	1,007	922	1,651
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown separately below)	3,347	1,856	2,021	5,390	3,712
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	4,447	3,993	3,630	—	—
Amortization of broadcast rights	2,251	2,212	2,398	1,932	1,491
Depreciation and amortization	2,714	3,103	3,403	2,899	1,894

Income (loss) from operations	1,244	(1,890)	3	(826)	310
Interest expense	(2,953)	(3,737)	(3,559)	(3,378)	(2,428)
Interest income	14	15	28	52	25
Other expenses, net	(3)	(221)	(197)	(122)	—

Loss before income taxes	(1,698)	(5,833)	(3,725)	(4,274)	(2,093)
Income tax expense	(27)	(1)	—	—	—

Net loss	$(1,725)	$(5,834)	$(3,725)	$(4,274)	$(2,093)

Balance Sheet Data (end of period):
Cash and cash equivalents	$503	$584	$220	$397	$211
Net intangible assets and goodwill	34,810	24,709	25,406	27,154	15,237
Total assets	48,920	39,570	35,853	38,704	23,699
Total debt	55,143	46,143	39,067	37,067	23,100
Total shareholder’s deficit	(17,651)	(15,926)	(10,091)	(6,366)	(2,093)
Working capital (deficit)	(4,314)	(4,422)	(1,561)	(1,079)	934

Cash Flow Data:
Net cash provided by (used in):
Operating activities	1,079	1,338	431	1,145	(61)
Investing activities	(10,156)	(6,275)	(270)	(16,703)	(23,319)
Financing activities	8,996	5,301	(338)	15,744	23,100

Other Financial Data:
Capital expenditures, net	$405	$275	$270	$349	$138
Cash payments for broadcast license obligations	979	1,024	964	660	460

See notes to selected historical financial data

NOTES TO THE SELECTED HISTORICAL FINANCIAL DATA

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.
(2)	We have entered into various management and service agreements with Nexstar. Mission has three shared services agreements with Nexstar, which allow the sharing of services including news production, technical maintenance and security, in exchange for payments of monthly service fees to Nexstar calculated based on the cash flow of the stations. Through a joint sales agreement, we allow Nexstar to sell and receive the revenues from the advertising time on our stations in return for monthly payments to us.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry, any statements of our plans, strategies and objectives for our future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements are subject to change and inherent risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances, unless otherwise required by law.

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

We have the following local service agreements with subsidiaries of Nexstar:

•	WXFP has a time brokerage agreement with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to us.

•

KJTL and KJBO-LP have a shared services agreement with Nexstar, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the shared services agreement. These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. The payments required by the shared services agreement will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a joint sales agreement, we have also granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us;

•	Each of WYOU and KODE has a shared services agreement with Nexstar, which has terms substantially similar to the terms of the shared services agreement with KJTL and KJBO-LP.

For more information about our local service agreements with Nexstar, see Note 4 to the Financial Statements.

In addition to providing certain services to our television stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Our shareholder has granted to Nexstar purchase options on our television stations to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. Theses option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

The operating revenue of WYOU and KODE is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The revenues of KJTL and WFXP are derived primarily from Nexstar’s payments to us under the local service agreements. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits, newsgathering and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 50.8% and 64.7% of our spot revenue for the years ended December 31, 2001 and December 31, 2002, respectively, was generated from local advertising which is sold by the stations’ sales staff. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue derived from advertisements is placed by advertising agencies. The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Recent Developments

Acquisitions and Station Agreements/New Credit Facilities

The acquisitions and local service agreements described below, which were entered into by us during each of the fiscal years ended December 31, 2001 and 2002 affect the year-to-year comparability of the operating results discussed below:

•	In December 2001, Mission entered into a time brokerage agreement with GOCOM Broadcasting of Joplin, L.L.C. with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. In September 2002, we acquired substantially all of the assets of KODE for $14.0 million, exclusive of transaction costs.

•	On April 1, 2002, we entered into a shared services agreement with a subsidiary of Nexstar pursuant to which Nexstar provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

On September 30, 2002 Bastet and Mission Broadcasting of Joplin, Inc., a wholly owned subsidiary of Mission, merged into Mission with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of shareholder’s interest.

On December 13, 2002, we entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the current owners of KRBC, the NBC affiliate in Abilene-Sweetwater, TX and KACB, the NBC affiliate in San Angelo, TX. The local marketing agreement commenced on January 1, 2003. Following FCC consent to the transaction, we will purchase substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002, which has been included in non-current assets as of December 31, 2002. We will enter into an SSA with a subsidiary of Nexstar whereby Nexstar-owned KTAB will provide news, production, technical maintenance and security for KRBC and KACB. We are currently evaluating the impact of the accounting for the agreement under FIN No. 46.

On February 13, 2003, we obtained new senior credit facilities. The facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior credit facility, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total consolidated leverage ratio of Nexstar and Mission of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of February 28, 2003, we had drawn $1.6 million on our revolver. The refinancing of the existing senior credit facility resulted in the write off, during the first quarter of 2003, of $1.1 million of certain debt financing costs capitalized at December 31, 2002.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$7,626	50.8	$3,552	44.0	$3,979	40.0
National	4,167	27.8	3,445	42.6	3,325	33.4
Political	2,235	14.9	593	7.3	2,177	21.9
Network compensation.	940	6.3	408	5.1	412	4.1
Other	34	0.2	81	1.0	56	0.6

Total gross revenue	15,002	100.0	8,079	100.0	9,949	100.0
Less: Agency and national representative commissions	2,182	14.5	1,233	15.3	1,547	15.6

Net broadcast revenue	12,820	85.5	6,846	84.7	8,402	84.5
Trade and barter revenue.	1,282		1,351		1,703
Revenue from Nexstar Finance, L.L.C.	1,869		2,060		2,357

Total net revenue	$15,971		$10,257		$12,462

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$15,971	100.0	$10,257	100.0	$12,462	100.0
Operating expenses:
Corporate expenses	131	0.8	90	0.9	87	0.7
Station direct operating expenses, net of trade	1,608	10.1	805	7.8	809	6.5
Selling, general and administrative expenses	3,216	20.1	1,766	17.2	1,934	15.5
Selling, general and administrative expense paid to Nexstar Finance, L.L.C	4,447	27.8	3,993	38.9	3,630	29.1
Trade and barter expense	1,264	7.9	1,354	13.2	1,694	13.6
Depreciation and amortization	2,714	17.0	3,103	30.3	3,403	27.3
Amortization of broadcast rights, excluding barter	1,347	8.4	1,036	10.1	902	7.2

Income (loss) from operations	$1,244		$(1,890)		$3

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Net revenue for the year ended December 31, 2002 was $16.0 million, an increase of $5.7 million, compared to $10.3 million for the year ended December 31, 2001. An increase in revenue of $4.7 million was attributed to the addition of KODE. Additionally, political revenues increased by $0.8 million resulting from election campaigns in most of our markets. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the political campaigns and lower advertising revenue during the odd-numbered years with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2002 were $9.3 million, compared to $6.6 million for the year ended December 31, 2001, an increase of $2.7 million. All of the $2.7 million increase was attributed to the addition of station KODE.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2002 was $1.3 million, compared to $1.0 million for the year ended December 31, 2001, an increase of $0.3 million. The increase is a result of the addition of KODE.

Depreciation of property and equipment was $1.4 million for the year ended December 31, 2002, compared with $1.3 million for the comparable period in 2001, an increase of $0.1 million. The increase in depreciation was attributed to the incremental capital expenditures incurred at our television stations since December 31, 2001, and the addition of station KODE.

The amortization of intangible assets was $1.3 million for the year ended December 31, 2002, compared to $1.8 million for the same period in 2001. The decrease in amortization was attributed to the elimination of amortization of indefinite-lived intangible assets and goodwill.

Income from operations for the year ended December 31, 2002 was $1.2 million as compared to a loss from operations of $1.9 million for the year ended December 31, 2001, an increase of $3.1 million. $1.4 million of the increase was attributable to the addition of station KODE. The $3.1 million improvement in income from operations is primarily attributed to the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at our television stations along with the elimination of $0.4 million of amortization for indefinite-lived intangible assets and goodwill.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2002 was $3.0 million, compared to $3.7 million for the same period in 2001. Interest expense for 2001 includes a reclassification of $0.5 million previously classified as an extraordinary write-off for refinancing the credit facilities. Net of the reclassification, interest expense declined by $0.2 million in 2002, due to a lower cost of funds.

As a result of the factors discussed above, our net loss was $1.7 million for the year ended December 31, 2002, compared to $5.8 million for the same period in 2001, a decrease in net loss of $4.1 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net revenue for the year ended December 31, 2001 was $10.3 million, a decrease of $2.2 million, compared to $12.5 million for the year ended December 31, 2000. Of this decrease, $0.4 million was attributed to local revenue and $1.6 million was non-recurring political revenue in 2000. A general slowdown in the advertising industry, the terrorist attack on September 11, 2001, the comparative absence of advertising revenue from the 2000 Olympic Games and the non-recurring political advertising are the primary components of the decrease in net broadcast revenue from 2000 to 2001. After the terrorist attack, the networks aired twenty-four hour newscasts with no commercial breaks for several days.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2001 were $6.6 million, compared to $6.4 million for the year ended December 31, 2000, an increase of $0.2 million. The increase was attributable to an increase in utility costs, and a contractual increase in the shared services fee payable to Nexstar.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2001 was $1.0 million, which is comparable to the $0.9 million for the year ended December 31, 2000.

Depreciation of property and equipment was $1.3 million for the year ended December 31, 2001, compared with $1.4 million for the comparable period in 2000, a decrease of $0.1 million. The decrease of $0.1 million was attributable to the write-off of depreciable assets of $0.2 million at the beginning of 2001.

Amortization of intangible assets was $1.8 million for the year ended December 31, 2001, compared with $2.0 million for the comparable period in 2000, a decrease of $0.2 million. The decrease of $0.2 million was attributable to the full amortization of short-lived assets.

Loss from operations for the year ended December 31, 2001 was $1.9 million as compared to a gain of $3 thousand for the year ended December 31, 2000, an increase in loss of $1.9 million. The decrease was primarily attributable to lower net revenue.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2001 was $3.7 million, compared to $3.6 million for the same period in 2000, an increase of $0.1 million. The increase was attributable to the reclassification of the extraordinary write-off of $0.5 million from refinancing of the credit facilities, offset by a lower cost of funds on the outstanding borrowings.

As a result of the factors discussed above, our net loss was $5.8 million for the year ended December 31, 2001, compared to $3.7 million for the same period in 2000, an increase in net loss of $2.1 million.

Liquidity and Capital Resources

Year Ended December 31, 2002

As of December 31, 2002, cash and cash equivalents were $0.5 million, compared to $0.6 million as of December 31, 2001.

Our primary sources of liquidity are cash flows from operating activities, including the timing of payments to Nexstar and borrowings from our senior credit facilities. Cash flows provided by operating activities were $1.1 million for the year ended December 31, 2002, as compared to $1.3 million for the year ended December 31, 2001. The decrease in cash flows provided by operations of $0.2 million is primarily due to the timing of payments made to Nexstar offset by the improved operating results for the year ended December 31, 2002, compared to the same period in 2001.

Cash flows used for investing activities were $10.2 million for the year ended December 31, 2002, as compared to $6.3 million for the year ended December 31, 2001. Investing activities for the year ended December 31, 2002 were associated with the final payment of $8.0 million by Mission for acquiring KODE, a down payment of $1.5 million for Mission’s future acquisition of KRBC and KACB and ongoing equipment purchases. The remaining $8.5 million payment for KRBC and KACB is expected to be paid in the second quarter of 2003. Investing activities for the same period in 2001 included a down payment of $6.0 million for the acquisition of KODE and ongoing equipment purchases.

Cash flows provided by financing activities were $9.0 million for the year ended December 31, 2002, as compared to $5.3 million for the year ended December 31, 2001. The change in cash flows from financing activities for the year ended December 31, 2002 was primarily the result of revolver borrowings of $9.0 million, related principally to the KODE acquisition. For the year ended December 31, 2001, the change in cash flows from financing activities was the result of (1) borrowings under the senior credit facility of $40.2 million with a subsequent borrowing and repayment of $40.2 million as a result of the amendment on June 14, 2001 to the credit agreement governing our senior credit facility, (2) borrowing of $12.0 million less a repayment of $6.0 million to fund a deposit on Mission’s acquisition of KODE less the repayment of the existing senior credit facility of $39.0 million, and (3) debt financing costs of approximately $1.8 million. As of December 31, 2002, there were approximately $2.9 million of unused commitments under the senior credit facility. We were in compliance with all covenants contained in the credit agreements governing our senior credit facility and the indenture governing Nexstar’s senior subordinated notes at December 31, 2002. Our credit agreement was refinanced in February 2003 as a result of our pending acquisition. The terms of the amended credit facilities are described below.

Senior Credit Facilities

On January 12, 2001, Mission and Nexstar each entered into senior secured credit facilities with a group of commercial banks. The terms of the credit agreement governing the Mission facility provide for a revolving credit facility in the amount of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. The terms of the credit agreement governing the Nexstar facilities provide for a reducing revolving credit facility in the amount of $122.0 million, which was subsequently reduced to $72.0 million after the issuance of Nexstar’s senior subordinated notes, and a term loan facility in the amount of $110.0 million and an uncommitted acquisition facility of $100.0 million. The Nexstar facilities were subsequently amended on June 14, 2001, to allow for a $50.0 million Term A loan facility, a $75.0 million Term B loan facility and a $57.0 million reducing revolving facility. On November 14, 2001, the credit facilities were further amended to adjust certain financial covenants effective September 30, 2001 and for future periods because we were not in compliance with the consolidated total leverage ratio as of September 30, 2001, due in large part to the negative impact on advertising revenue resulting from the events of September 11, 2001 and anticipated noncompliance in future periods. The financial covenants setting forth the consolidated total leverage ratio and consolidated interest coverage ratio were amended to relax the thresholds that we must meet pursuant to the credit agreement. In addition, the Nexstar revolving credit facility was reduced from $57.0 million to $42.0 million. Prepayments in the amount of $18.0 million have been made under Nexstar’s Term A facility. These prepayments plus the expiration of $15.0 million of undrawn commitments have effectively reduced Nexstar’s commitment from $50.0 million to $17.0 million as of December 31, 2002.

Interest rates associated with the Mission and Nexstar credit facilities are based, at their option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin. Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected.

In addition, Nexstar and Mission are required to pay quarterly commitment fees on the unused portion of the revolving commitments based on their consolidated total leverage ratio for that particular quarter. The reducing revolving credit facility and the term loans are subject to amortization schedules. The revolving facilities and the Nexstar Term A facility are due and payable on January 12, 2007, while the maturity date of the Nexstar Term B facility is July 12, 2007. Our senior credit facilities contain covenants which require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at December 31, 2001 and 2002.

On February 13, 2003, Mission and Nexstar obtained new senior credit facilities. The facilities consist of a $185.0 million term loan (Mission—$55.0 million and Nexstar—$130.0 million) and an $80.0 million revolver (Mission—$30.0 million and Nexstar—$50.0 million). Mission used the proceeds from its term loan to refinance its existing senior credit facility, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior credit facilities include a total leverage ratio of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, among other things, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of February 28, 2003, Mission had drawn $1.6 million on its revolver and Nexstar had no borrowings outstanding under its new revolver. The refinancing of the existing senior credit facility resulted in the write off, during the first quarter of 2003, of $1.1 million of certain debt financing costs capitalized at December 31, 2002.

We guarantee the senior credit facilities of Nexstar and Nexstar guarantees our debt. As of December 31, 2002, $82.0 million was outstanding on the Nexstar facilities. Mission and Nexstar were in compliance with their covenants at December 31, 2002.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million of 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. They are general unsecured senior subordinated obligations subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

FCC regulations required us to commence digital operations by May 1, 2002, in addition to continuing our analog operations, unless an extension of time was granted. We received extensions of time, through December 1, 2002, to begin digital operations at all of our stations. WYOU met this deadline beginning operations in November 2002. Mission received further extensions of time until July 7, 2003 for the stations which did not meet the December 1, 2002 deadline except for WFXP, which was not required to obtain an extension because the FCC has not yet granted it a DTV construction permit. Our most recent estimate is that the digital conversion will require an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion in 2001, and $0.2 million for the year ended December 31, 2002. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2002, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2003	2004 - 2005	2006 - 2007	Thereafter
Senior credit facility(1)	$55,143	$—	$—	$55,143	$—
Cash interest on debt	26,019	2,950	7,425	7,000	8,644
Broadcast rights current obligations	4,071	2,024	2,047	—	—
Broadcast rights future commitments	3,658	1,723	1,742	193	—
Capital commitments for digital television	816	816	—	—	—
KRBC and KACB purchase price obligation	8,500	8,500	—	—	—
WBAK purchase price obligation	3,000	3,000	—	—	—
Operating lease obligations	7,604	428	750	648	5,778

Total contractual cash obligations	$108,811	$19,441	$11,964	$62,984	$14,422

(1)	Amounts reflect credit facilities in place as of December 31, 2002. These facilities were refinanced in February 2003 with the total commitments available under the facilities increasing from $58.0 million to $85.0 million. Amounts to be borrowed under the facilities for the newly acquired stations are separately stated as a purchase price obligation in the table.

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

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that our available cash, anticipated cash flow from operations, available borrowings under our senior credit facilities and continuation of the various service arrangements between Mission and Nexstar, will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

As required by SFAS No. 142, we completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. No impairment resulted from this test. We used an independent appraisal firm to determine the fair value of our FCC licenses and other intangible assets. The assumptions used in the valuation testing have certain subjective components including, anticipated future operating results and cash flows based on our business plans and overall expectations as to market and economic considerations.

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts was $55 thousand and $54 thousand at December 31, 2002 and 2001, respectively.

Amortization of Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2002, the amounts of our current broadcast rights and non-current broadcast rights were $1.8 million and $1.7 million, respectively.

Revenue Recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We recorded $0.9 million, $1.2 million and $1.5 million of barter revenue for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded $0.4 million, $0.2 million and $0.2 million of trade revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is not likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

Claims and Legal Proceedings

In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate our potential liability. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters in a manner adverse to our interests would have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Recently Issued Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effect similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. We adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result have reclassified $0.5 million of extraordinary loss from refinancing of credit facilities to interest expense for the year ended December 31, 2001.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF No. 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on the accompanying financial statements. Mission guarantees certain debt of Nexstar, up to a maximum amount of $309.0 million at December 31, 2002. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002.

In connection with most of the Company’s acquisitions, the Company enters into local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. We are currently assessing the impact of FIN 46 on our financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2002 under our senior credit facility bear interest at 4.92%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month time horizon after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facility	$2,162	$2,437	$2,713	$2,989	$3,265

Impact of Inflation

We believe that our results of operations are not significantly affected by moderate changes in the inflation rate.

Item 8.     Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	47	President, Treasurer and Director
Nancie J. Smith	49	Vice President and Secretary

David S. Smith has served as Mission’s President and Treasurer since December 1998. In addition, Mr. Smith serves as President and Treasurer of Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990–1995. He is currently an ordained Evangelical Lutheran Church of America pastor at St. Paul Lutheran Church in Sharon Center, Ohio.

Nancie J. Smith has served as Mission’s Vice President and Secretary since December 1998. In addition, Mrs. Smith serves as Vice-President and Secretary of Mission Broadcasting of Amarillo, Inc. and Mission Broadcasting of Amarillo License, Inc. Nancie J. Smith is married to David S. Smith.

Item 11.     Executive Compensation

The following table sets for the compensation earned or awarded for services rendered to our executive officers for the fiscal years ended December, 2002, 2001 and 2000:

Summary Compensation Table

	Fiscal Year	Annual Compensation			All Other Compensation
		Salary	Bonus	Other
David S. Smith President, Treasurer and Director	2002 2001 2000	136,387 96,797 98,131	— — —	— — —	— — —

Nancie J. Smith Vice President and Secretary	2002 2001 2000	4,160 2,080 2,080	— — —	— — —	— — —

Employment Agreements

We are a party to a management agreement among David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $200,000 per year for certain management services and Nancie J. Smith is paid by the hour for certain management services. The compensation in the table above includes Mission’s portion of the management agreement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

David S. Smith owns 100% of the equity interests in Mission, which are comprised of 1,000 shares of common stock.

Item 13.     Certain Relations and Related Transactions

Time Brokerage Agreement, Shared Services Agreements, and Joint Sales Agreement

Mission has agreements in place with subsidiaries of Nexstar in four markets: Erie, Pennsylvania; Wichita Falls, Texas; Wilkes Barre-Scranton, Pennsylvania; and Joplin, Missouri.

Mission and Nexstar Broadcasting of Erie, L.L.C., a subsidiary of Nexstar, are parties to a TBA dated as of April 1, 1996, as amended, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for which Nexstar pays us a monthly fee.

Mission and Nexstar Broadcasting of Wichita Falls, L.L.C., a subsidiary of Nexstar, are parties to an SSA dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar Broadcasting of Wichita Falls L.L.C. agreed with Mission to share the costs of certain services that Nexstar’s station, KFDX, and Mission stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance, and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

Mission and Nexstar Broadcasting of Wichita Falls, L.L.C. are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this JSA, Nexstar Broadcasting of Wichita Falls, L.L.C. purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $100,000 per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10,000 per month.

Mission and Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., a subsidiary of Nexstar, are parties to an SSA dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Nexstar’s SSA with Mission in Wichita Falls and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur.

Mission and GOCOM Broadcasting of Joplin, L.L.C. were parties to a TBA dated December 31, 2001 for Mission to provide services for KODE, the ABC affiliate in Joplin, MO. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The same parties entered into a purchase and sale agreement for Mission to purchase substantially all the assets of KODE. The purchase price for the assets was $14.0 million, exclusive of transaction costs, and was financed under Mission’s senior credit facility. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price in 2001. The FCC approved this transaction and the closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing of the acquisition. Effective April 1, 2002, Mission entered into an SSA with a subsidiary of Nexstar which has an initial term of 10 years, whereby Nexstar-owned KSNF provides certain services to KODE. In consideration of certain services provided to KODE by KSNF personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KODE.

The tables below indicates the financial arrangements each of our stations has with Nexstar (dollars in thousands):

Station	Type of Agreement	2002 Consideration To Nexstar	2001 Consideration To Nexstar	2000 Consideration To Nexstar
WYOU	Shared Services Agreement	$3,000	$3,993	$3,630
KODE*	Shared Services Agreement	1,447	—	—

	Total	$4,447	$3,993	$3,630

*	The shared services agreement between Mission and Nexstar became effective April 1, 2002. The monthly payment is based on 90% of available cash flow (as defined in the agreement).

Station	Type of Agreement	2002 Consideration To Mission	2001 Consideration To Mission	2000 Consideration To Mission
KJTL/KJBO	Joint Sales Agreement/Shared Services Agreement	$1,713	$1,907	$2,215
WFXP	Time Brokerage Agreement	156	153	142

	Total	$1,869	$2,060	$2,357

Option Agreements

In consideration of Nexstar’s guarantee of indebtedness incurred by Mission, Nexstar has options to purchase the assets of Mission’s stations in Erie, Joplin, Wichita Falls and Wilkes Barre-Scranton, subject to prior FCC approval. Mission’s owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

•	In Erie, Nexstar has an option agreement with Mission and David S. Smith, dated as of November 30, 1998, as amended, to acquire the assets of WFXP.

•	In Joplin, Nexstar has an option agreement with Mission and David S. Smith, dated as of April 24, 2002, as amended, to acquire the assets of KODE.

•	In Wichita Falls, Nexstar has an option agreement with Mission and David S. Smith, dated as of June 1, 1999, as amended, to purchase the assets of KJTL and KJBO-LP.

•	In Wilkes Barre-Scranton, Nexstar has an option agreement with Mission and David S. Smith, dated as of May 19, 1998, as amended, to purchase the assets of WYOU.

Under the terms of these options agreements, Nexstar may exercise its option upon written notice to the counterparty to the relevant option agreement. In each option agreement, as amended on October 18, 2002, the exercise price is the greater of (i) seven times the station’s cash flow during the prior twelve months (minus the station’s debt) and (ii) the station’s debt. Mission and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

Item 14.     Controls and Procedures

(a)  Mission carried out an evaluation within 90 days prior to the date of this report, under the supervision and with the participation of Mission’s management, including Mission’s President and Treasurer (its principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s President and Treasurer (its principal executive officer and principal financial and accounting officer) concluded that Mission’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)  There have been no significant changes in Mission’s internal controls or in other factors which could significantly effect internal controls subsequent to the date Mission carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)  Documents filed as part of this report:

(1) Financial Statements.    The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-27 of this Annual Report on Form 10-K:

•	Report of Independent Accountants

•	Balance Sheets at December 31, 2002 and December 31, 2001

•	Statements of Operations for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Statement of Changes in Shareholder’s Deficit for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Statements of Cash Flows for years ended December 31, 2002, December 31, 2001 and December 31, 2000

•	Notes to Financial Statements

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

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By: Its:	David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2003.

Name	Title

/s/ DAVID S. SMITH David S. Smith	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

I, David S. Smith, President and Treasurer of Mission Broadcasting, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Mission Broadcasting, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

/s/ DAVID S. SMITH
By:	David S. Smith President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Accountants

To the Shareholder of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

The Company has a significant relationship with Nexstar Finance, L.L.C. which is discussed in Notes 1, 3, 4, 7 and 9 to the accompanying financial statements.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

April 15, 2003 except as to Note 14,  which is of May 9, 2003

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$503	$584
Accounts receivable, net of allowance for doubtful accounts of $55 and $54, respectively	2,690	1,726
Current portion of broadcast rights	1,799	1,486
Tax receivable	62	—
Prepaid expenses and other current assets	13	20

Total current assets	5,067	3,816

Property and equipment, net	5,759	4,034
Broadcast rights	1,715	996
Other noncurrent assets	1,569	6,015
Intangible assets, net	26,764	17,326
Goodwill, net	8,046	7,383

Total assets	$48,920	$39,570

Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of broadcast rights payable	$2,024	$1,477
Accounts payable	69	67
Accrued expenses	407	217
Taxes payable	—	1
Interest payable	80	262
Due to Nexstar Finance, L.L.C.	6,801	6,214

Total current liabilities	9,381	8,238

Debt	55,143	46,143
Broadcast rights payable	2,047	1,115

Total liabilities	66,571	55,496

Commitments and contingencies (Note 11)
Shareholder’s deficit:
Common stock, $1 dollar par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(17,651)	(15,926)

Total shareholder’s deficit	(17,651)	(15,926)

Total liabilities and shareholder’s deficit	$48,920	$39,570

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands)
Revenue (excluding trade and barter)	$15,002	$8,079	$9,949
Less: commissions	2,182	1,233	1,547

Net broadcast revenue (excluding trade and barter)	12,820	6,846	8,402
Trade and barter revenue	1,282	1,351	1,703
Revenue from Nexstar Finance, L.L.C.	1,869	2,060	2,357

Total net revenue	15,971	10,257	12,462

Operating expenses:
Direct operating expense (exclusive of depreciation and amortization, shown separately below)	1,968	983	1,007
Selling, general and administrative expense (exclusive of depreciation and amortization, shown separately below)	3,347	1,856	2,021
Selling, general and administrative expense paid to Nexstar Finance, L.L.C.	4,447	3,993	3,630
Amortization of broadcast rights	2,251	2,212	2,398
Amortization of intangible assets	1,326	1,781	2,001
Depreciation	1,388	1,322	1,402

Total expenses	14,727	12,147	12,459

Income (loss) from operations	1,244	(1,890)	3
Interest expense, including amortization of debt financing costs	(2,953)	(3,737)	(3,559)
Interest income	14	15	28
Other expenses, net	(3)	(221)	(197)

Loss before income taxes	(1,698)	(5,833)	(3,725)
Income tax expense	(27)	(1)	—

Net loss	$(1,725)	$(5,834)	$(3,725)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
	(dollars in thousands)
Balance at January 1, 2000	1,000	$1	$(1)	$(6,367)	$(6,367)
Net loss	—	—	—	(3,725)	(3,725)

Balance at December 31, 2000	1,000	1	(1)	(10,092)	(10,092)
Net loss	—	—	—	(5,834)	(5,834)

Balance at December 31, 2001	1,000	1	(1)	(15,926)	(15,926)
Net loss	—	—	—	(1,725)	(1,725)

Balance at December 31, 2002	1,000	$1	$(1)	$(17,651)	$(17,651)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,725)	$(5,834)	$(3,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,388	1,322	1,402
Amortization of intangible assets	1,326	1,781	2,001
Amortization of debt financing costs	193	691	85
Amortization of broadcast rights, net of barter	1,347	1,036	902
Payments for broadcast rights	(979)	(1,024)	(964)
Loss on asset disposal, net	6	244	199
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(964)	(52)	78
Increase in tax receivable	(62)	—	—
(Increase) decrease in prepaid expenses and other current assets	7	(9)	(9)
Increase in other noncurrent assets	(54)	—	—
Increase (decrease) in current taxes payable	(1)	1	—
Increase (decrease) in accounts payable and accrued expenses	192	(137)	(113)
Increase (decrease) in interest payable	(182)	245	(241)
Increase in due to Nexstar Finance, L.L.C.	587	3,074	816

Net cash provided by operating activities	1,079	1,338	431

Cash flows from investing activities:
Additions to property and equipment	(405)	(275)	(270)
Acquisition of broadcast properties and related transaction costs	(8,251)	—	—
Downpayment on acquisition of stations	(1,500)	(6,000)	—

Net cash used for investing activities	(10,156)	(6,275)	(270)

Cash flows from financing activities:
Proceeds from debt issuance	—	80,286	—
Repayment of loans and capital leases	(4)	(85,210)	—
Proceeds from revolver draws	9,000	12,000	—
Payments of debt finance costs	—	(1,775)	(338)

Net cash provided by (used for) financing activities	8,996	5,301	(338)

Net increase (decrease) in cash and cash equivalents	(81)	364	(177)
Cash and cash equivalents at beginning of year	584	220	397

Cash and cash equivalents at end of year	$503	$584	$220

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,888	$2,774	$3,728

Cash paid during the year for income taxes	$90	$—	$10

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) formerly known as Mission Broadcasting of Wichita Falls, Inc. completed a merger with Bastet Broadcasting, Inc. (“Bastet”) on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002 and during fiscal year 2001 and 2000. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission Broadcasting of Wichita Falls, Inc. was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station and KJBO-LP, a UPN affiliated station, both located in Wichita Falls, Texas. In December 2001, Mission Broadcasting of Joplin, Inc., a subsidiary of Mission, entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002. The purchase price for the assets was $14.0 million and was financed under the Company’s senior credit facility. Upon completion of the transaction, KODE entered into a Shared Services Agreement (“SSA”) with KSNF, owned by Nexstar Finance, L.L.C. (“Nexstar”).

Mission has entered into various service agreements with Nexstar (Note 4). WFXP has a TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP. KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. These payments have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Nexstar anticipates that the payments required by the SSAs with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a Joint Sales Agreement (“JSA”), Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. WYOU and KODE each have SSAs with Nexstar, which have terms substantially similar to the terms of the SSAs with KJTL and KJBO-LP. In order for both Nexstar and Mission to continue to comply with FCC regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (Note 9).

The owner of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, noncash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payment received or receivable and corporate management fees, less payments for broadcast rights, noncash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent of or approval by Mission’s shareholder.

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.     Organization and Business Operations—(Continued)

broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of the stations, regulate the equipment used by the stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

The Company is highly leveraged and dependent on its relationship with Nexstar. This makes the Company highly vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facility should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from December 31, 2002.

Nexstar will provide the necessary financial and other resources to Mission, via the continuation of the various service arrangements in place between Mission and Nexstar, for at least the next 12 months from December 31, 2002, in order to enable Mission to continue to operate as a going concern.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The merger of Bastet and Mission Broadcasting of Wichita Falls, Inc. into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL and KJBO-LP.

As a result of the service arrangements, the debt guarantees and the option agreements, management believes that Nexstar is deemed to have a controlling financial interest in Mission under accounting principles generally accepted in the US, while complying with the FCC’s rules regarding ownership limits in television markets.

Certain prior year amounts have been reclassified to conform to current year presentation which resulted in no changes to reported results from operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast program rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2002 and 2001. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. A significant portion of the Company’s accounts receivable is due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenues, which include network compensation, are recognized in the period during which the time spots are aired. Revenues from other sources, which may include income from production, shared services, and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $0.4 million, $0.2 million and $0.2 million of trade revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $0.9 million, $1.2 million and $1.5 million of barter revenue and expense for the years ended December 31, 2002, 2001 and 2000, respectively.

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

FCC licenses were tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset on a station by station basis as of January 1, 2002. The fair value of each station was determined using the discounted cash flow valuation method that excludes network compensation payments, assuming a hypothetical start-up whose only asset is the FCC license. The test resulted in no impairment being identified.

The following table presents certain financial information assuming that amortization expense associated with goodwill and FCC license was excluded for all periods presented:

	Year ended December 31,
	2002	2001	2000
	(dollars in thousands)
Net loss	$(1,725)	$(5,834)	$(3,725)
Add:
Goodwill amortization, net of tax	—	390	380
Indefinite-lived intangible asset amortization, net of tax	—	552	538

Net loss—as adjusted	$(1,725)	$(4,892)	$(2,807)

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

of a discounted cash flow analysis. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in the first step) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to Federal Communications Commission ownership rules, among others.

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

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $0.1 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s revolving credit facility approximates fair value.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The Company adopted SFAS No. 145 effective for the year ended December 31, 2002 and as a result has reclassified $0.5 million of extraordinary loss from refinancing of credit facilities to interest expense for the year ended December 31, 2001.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on the accompanying consolidated financial statements. As discussed in Note 9, Mission guarantees certain debt of Nexstar, up to a maximum amount of $309.0 million at December 31, 2002. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002.

In connection with most of the Company’s acquisitions, the Company enters into local marketing agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.     Summary of Significant Accounting Policies—(Continued)

effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002. Mission guarantees certain debt of Nexstar, up to a maximum amount of $309.0 million at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for variable interest entities created after January 31, 2003. We are currently assessing the impact of FIN No. 46 on our financial position or results of operations.

3.     Acquisition

The Company made the acquisition set forth below, which has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The financial statements include the operating results of the business from the date of acquisition.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM and simultaneously entered into a purchase and sale agreement to acquire certain of the assets of KODE for $14.0 million. Pursuant to terms of the agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is an ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in the financial statements. The TBA was terminated upon the closing of the acquisition and the TBA fees were terminated upon such closing date. TBA fees in the amount of $0.3 million are included in the accompanying financial statements for the year ended December 31, 2002.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.     Acquisition—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At September 30, 2002
(dollars in millions)
Broadcast rights	$0.9
Property, plant and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: broadcast rights payable	0.9

Net assets acquired	$14.3

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $1.1 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill in the amount of $0.7 million is expected to be deductible for tax purposes.

The selected unaudited pro forma information for the two years ended December 31, 2002, determined as if the acquisitions described above occurred on January 1 of the prior year, would have resulted in the following:

	December 31, 2002		December 31, 2001
	As reported	Pro forma	As reported	Pro forma
	(dollars in thousands)
Net broadcast revenue (excluding trade and barter)	$12,820	$12,820	$6,846	$11,729
Total net revenue	15,971	15,971	10,257	15,618
Income (loss) from operations	1,244	(520)	(1,890)	(2,213)
Net loss	$(1,725)	$(3,809)	$(5,834)	$(6,991)

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired companies been combined during the specified periods.

4.    Related Party Transactions

Time Brokerage Agreement, Shared Services Agreement, and Joint Sales Agreement

Mission has agreements in place with Nexstar in four markets: Erie, Pennsylvania, Wichita Falls, Texas, Wilkes Barre-Scranton, Pennsylvania, and Joplin, Missouri.

Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions—(Continued)

Mission and Nexstar, are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Nexstar, agreed with Mission to share the costs of certain services that Nexstar’s station KFDX and Mission stations KJTL and KJBO-LP individually incurred. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by KFDX personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $0.1 million per month, subject to adjustment to insure that each payment equals Mission’s actual operating costs plus $0.01 million per month.

Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Nexstar’s SSA with Mission for KJTL and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur.

As described in Note 3, Mission and GOCOM were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The FCC approved Mission’s purchase of KODE from GOCOM and the closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing the transaction. Effective April 1, 2002 Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by KSNF personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flows of KODE.

The table below indicates the financial arrangement that each of the Mission stations has with Nexstar:

Station	Types of Agreement	2002 Consideration To Nexstar	2001 Consideration To Nexstar	2000 Consideration To Nexstar
		(dollars in thousands)
WYOU	SSA	$3,000	$3,993	$3,630
KODE*	SSA	1,447	—	—

	Total	$4,447	$3,993	$3,630

*	The SSA between Mission and Nexstar became effective April 1, 2002. The monthly payment is based on 90% of available cash flows (as defined in the agreement).

Station	Types of Agreement	2002 Consideration To Mission	2001 Consideration To Mission	2000 Consideration To Mission
		(dollars in thousands)
KJTL/KJBO	JSA/SSA	$1,713	$1,907	$2,215
WFXP	TBA	156	153	142

	Total	$1,869	$2,060	$2,357

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions—(Continued)

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management compensation agreement. Under this agreement, Mission pays David S. Smith up to $0.2 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

5.    Property and Equipment

	Estimated useful life (years)	December 31,
		2002	2001
		(dollars in thousands)
Land and land improvements	—	$259	$247
Buildings and building improvements	39	1,020	273
Leasehold improvements	term of lease	167	159
Studio equipment	5-7	3,316	2,320
Transmission equipment	5-15	5,442	4,663
Office equipment and furniture	5-7	574	333
Vehicles	5	395	154

		11,173	8,149
Less: accumulated depreciation		(5,414)	(4,115)

Property and equipment, net of accumulated depreciation		$5,759	$4,034

6.    Intangible Assets

	Estimated useful life (years)	December 31,
		2002	2001
		(dollars in thousands)
Network affiliation agreements	15	$16,396	$10,844
FCC licenses	indefinite	12,606	8,280
Debt financing costs	term of debt	1,477	1,473
Other intangible assets	1-15	2,542	1,470

		33,021	22,067
Less: accumulated amortization		(6,257)	(4,741)

Intangible assets, net of accumulated amortization		$26,764	$17,326
Goodwill, net	indefinite	8,046	7,383

Intangible assets and goodwill		$34,810	$24,709

Total amortization expense from definite-lived intangible assets (excluding debt financing costs) for the years ended December 31, 2002 and 2001 was $1.3 million and $0.8 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and 2001 was $10.7 million and $6.4 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Intangible Assets—(Continued)

not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets, including debt financing costs, recorded on its books as of December 31, 2002 (dollars in thousands):

Year ending December 31,
2003	$1,484
2004	1,483
2005	1,126
2006	1,126
2007	1,010

The change in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (dollars in thousands):

Balance as of January 1, 2002	$7,383
Acquisitions	663

Balance as of December 31, 2002	$8,046

7.    Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
	(dollars in thousands)
Revolving credit facility	$55,143	$46,143

Senior Secured Credit Facility

On January 12, 2001, Mission entered into a credit agreement (the “Mission credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loans to Mission, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the Mission credit facility was amended to increase the revolving facility to $58.0 million. The Mission credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission Broadcasting of Wichita Falls, Inc. into Mission. Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default. Interest rates associated with the Mission credit facility are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or the LIBOR rate plus an applicable margin, as defined (4.92% at December 31, 2002). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees based on the leverage ratio of Mission and Nexstar on a consolidated basis for that particular quarter on the unused portion of the Mission credit facility loan commitment. Prior to the refinancing described in Note 14, the Mission credit facility was due and payable on the maturity date, January 12, 2007. Any excess amount outstanding at the time of a mandatory reduction is payable at that time.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

At December 31, 2002, the scheduled maturity of the Company’s debt is January 12, 2007.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    Debt—(Continued)

Debt Covenants

The Mission and Nexstar bank debt agreements and Nexstar’s Senior Subordinated Notes (the “Notes”) (Note 9) contain covenants which require Mission to comply with certain financial ratios, capital expenditure limits, cash payments for film rights limits and other restrictions. The covenants are formally calculated quarterly and are prepared on a consolidated basis with Nexstar. Mission was in compliance with all covenants at December 31, 2002, 2001 and 2000.

Debt Financing Costs

In conjunction with the refinancing of the credit facility in 2001, the Company expensed $0.5 million related to certain debt financing costs. The amount, net of tax benefit, has been included in interest expense pursuant to the adoption of SFAS No. 145.

8.    Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2002, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

9.    Guarantee

On March 16, 2001, Nexstar issued $160.0 million of 12.0% Notes. The Notes mature on April 1, 2008. The Notes are guaranteed by Nexstar and by Mission. The maximum amount of potential liability is $160.0 million at December 31, 2003. Additionally, Mission guarantees Nexstar’s credit facilities. The maximum amount of potential liability is $149.0 at December 31, 2002.

10.    Income Taxes

The provision for income taxes charged to continuing operations was as follows at December 31:

	2002	2001	2000
	(dollars in thousands)
Current tax expense:
Federal	$—	$—	$—
State	27	1	—

	27	1	—

Deferred tax expense:
Federal	—	—	—
State	—	—	—

	—	—	—

Net tax expense	$27	$1	$—

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2002	2001	2000
	(dollars in thousands)
Tax benefit at statutory rates	$(595)	$(2,041)	$(1,304)
Change in valuation allowance	700	2,345	1,493
State and local taxes, net of federal benefit	(82)	(314)	(207)
Other, net	4	11	18

Net tax expense	$27	$1	$—

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes—(Continued)

The components of the net deferred tax asset and liability are as follows at December 31:

	2002	2001	2000
	(dollars in thousands)
Net operating loss carryforwards	$6,009	$4,679	$3,213
Accrued liability	—	1,213	801
Property and equipment	(18)	(221)	(332)
Intangible assets	(7)	764	498
Other	32	118	28
Valuation allowance	(6,016)	(6,553)	(4,208)

Net deferred tax balance	$—	$—	$—

At December 31, 2002, the Company has federal and state net operating loss carryforwards available of approximately $14.8 million, to reduce future taxable income. These net operating losses begin to expire in 2019 if not utilized.

The Company has provided a valuation allowance for the full amount of its net deferred tax asset since, based on the weight of available evidence, management could not conclude that it is more likely than not that these future benefits will be realized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. No assurance can be given that an ownership change will not occur as a result of transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2002, could have a material adverse impact on the Company’s financial position or results of operations.

11.    Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2002 (dollars in thousands):

2003	$1,723
2004	1,073
2005	669
2006	183
2007	10
Thereafter	—

Future minimum payments for unavailable cash broadcast rights	$3,658

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies—(Continued)

Digital Conversion

FCC regulations required the Company to commence digital operations by May 1, 2002, in addition to continuing the Company’s analog operations, unless an extension of time was granted. The Company received extensions of time, through December 1, 2002, to begin digital operations of the stations. The Company has received further extensions of time, because it did not meet the December 1, 2002 deadline, until July 7, 2003. The Company’s most recent estimate is that the digital conversion will require an average initial capital investment of $0.2 million per station for low-power transmission of a digital signal programming and an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. There were no expenditures for digital conversion during 2001 and $0.2 million during 2002. The Company has entered into a commitment for 2003 digital conversions of $0.5 million payable in 2003. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Operating Leases

The Company leases office space and operating equipment under noncancelable operating lease arrangements expiring through 2007. Charges to operations for such leases aggregated $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under these leases are as follows at December 31, 2002:

Operating lease obligations
(dollars in thousands)
2003	$428
2004	427
2005	323
2006	323
2007	325
Thereafter	5,778

$7,604

Litigation

From time to time, the Company is involved in claims that arise out of the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the financial statements of the Company.

12.    Employment Matters

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Through December 31, 2002, the Company had not elected to make such contibutions.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    Valuation and Qualifying Accounts

Allowance for doubtful accounts rollforward

Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Operations	Deductions	Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2000	$54	$22	$(28)	$48
Year ended December 31, 2001	48	30	(24)	54
Year ended December 31, 2002	54	65	(64)	55

14.    Subsequent Events

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

On May 8, 2003, Mission entered into a TBA with Bahakel Communications relating to WBAK and simultaneously entered into a purchase and sale agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana for $3.0 million. The TBA commenced on May 9, 2003. Pursuant to the terms of the TBA, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO will provide certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO will purchase all the advertising time on WBAK and retain the advertising revenue in return for payments to Mission of $100,000 per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10,000 per month.

Exhibit No.	Exhibit Index

2.1

Certificate of Ownership and Merger of Mission Broadcasting of Joplin, Inc. into Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.2

Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.3

Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.1

Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2

Certificate of Amendment of Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.3

By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

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

4.3

Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

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

10.5

Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, L.L.C. and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.6

Fourth Amendment to Credit Agreement, Limited Consent and Limited Waiver, dated as of June 5, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7

Fifth Amendment to Credit Agreement and Limited Consent dated as of September 30, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Joplin, Inc., the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.8

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement of Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9

Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10

Agreement of the Sale of Commercial Time dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement of Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12

Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

E-2

Exhibit No.	Exhibit Index

10.15

Amendment, dated as of July 31, 1998, to Time Brokerage Agreement dated as of April 1, 1996, between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.16

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17

Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18

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

10.19

Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.20

Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.21

Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.53 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc)

10.22

Agreement, dated January 1, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Mission Broadcasting of Amarillo, Inc., David S. Smith and Nancie J. Smith. (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

99.1	Certification of David S. Smith pursuant to 18 U.S.C. §1350

E-3