Form 10-Q
period 2003-06-30
MISSION BROADCASTING INC
filed 2003-08-14
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________to _________.

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

Yes ☒	No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

        As of June 30, 2003, Mission Broadcasting, Inc. had one shareholder, David S. Smith.  Mr. Smith owned 1,000 shares of common stock at June 30, 2003.

i

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2002	June 30, 2003

	(Unaudited) (dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$503	$1,739
Accounts receivable, net of allowance for doubtful accounts of $55 and $176, respectively	2,690	3,193
Current portion of broadcast rights	1,799	1,449
Prepaid expenses and other current assets	13	98
Taxes receivable	62	61

Total current assets	5,067	6,540

Property and equipment, net	5,759	11,211
Broadcast rights	1,715	2,200
Other noncurrent assets	1,569	1,539
Goodwill, net	8,046	8,345
Intangible assets, net	26,764	32,685

Total assets	$48,920	$62,520

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$—	$275
Current portion of broadcast rights payable	2,024	1,611
Accounts payable	44	115
Accrued expenses	407	782
Interest payable	80	313
Deferred revenue	25	29
Due to Nexstar Finance, L.L.C	6,801	7,263

Total current liabilities	9,381	10,388
Debt	55,143	66,875
Broadcast rights payable	2,047	2,591
Deferred tax liabilities	—	473

Total liabilities	66,571	80,327

Commitments and contingencies (Note 10)
Minority interest in consolidated entity	—	2,953

Shareholder’s deficit:
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding at December 31, 2002 and June 30, 2003, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(17,651)	(20,760)

Total shareholder’s deficit	(17,651)	(20,760)

Total liabilities and shareholder’s deficit	$48,920	$62,520

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

	(Unaudited) (dollars in thousands)		(Unaudited) (dollars in thousands)
Revenue (excluding trade and barter)	$3,805	$4,735	$6,726	$8,456
Less: commissions	(537)	(662)	(934)	(1,185)

Net broadcast revenue (excluding trade and barter)	3,268	4,073	5,792	7,271
Trade and barter revenue	318	452	654	847
Revenue from Nexstar Finance, L.L.C	490	539	989	1,087

Total net revenue	4,076	5,064	7,435	9,205

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	419	825	1,119	1,567
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	875	1,232	1,734	2,382
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C	1,232	1,313	1,982	2,545
Amortization of broadcast rights	469	643	947	1,237
Amortization of intangible assets	212	589	417	1,152
Depreciation	313	352	626	652

Total operating expenses	3,520	4,954	6,825	9,535

Income (loss) from operations	556	110	610	(330)
Interest expense, including amortization of debt financing costs	(746)	(686)	(1,458)	(2,480)
Interest income	1	1	8	3
Other income (expenses), net	(1)	75	(4)	81

Loss before income taxes and minority interest	(190)	(500)	(844)	(2,726)
Income tax expense	(57)	(142)	(146)	(488)
Minority interest in consolidated entity	—	105	—	105

Net loss	$(247)	$(537)	$(990)	$(3,109)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit

	Shares	Par Value

				(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	1,000	$1	$(1)	$(15,926)	$(15,926)
Net loss	—	—	—	(990)	(990)

Balance at June 30, 2002 (Unaudited)	1,000	1	(1)	(16,916)	(16,916)
Net loss	—	—	—	(735)	(735)

Balance at December 31, 2002 (Unaudited)	1,000	1	(1)	(17,651)	(17,651)
Net loss	—	—	—	(3,109)	(3,109)

Balance at June 30, 2003 (Unaudited)	1,000	$1	$(1)	$(20,760)	$(20,760)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2003

	(Unaudited) (dollars in thousands)
Cash flows from operating activities:
Net loss	$(990)	$(3,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	—	473
Depreciation of property and equipment	626	652
Amortization of intangible assets	417	1,152
Amortization of debt financing costs	97	1,183
Amortization of broadcast rights, excluding barter	478	633
Payments for broadcast rights	(458)	(648)
Loss (gain) on asset disposal, net	3	(74)
Minority interest in consolidated entity	—	(105)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(845)	300
Increase in prepaid expenses and other current assets	(71)	(85)
Decrease in tax receivable	—	1
Decrease in other noncurrent assets	—	30
Increase in taxes payable	116	—
Increase in accounts payable and accrued expenses	64	404
Increase (decrease) in interest payable	(198)	233
Increase in deferred revenue	10	4
Increase in due to Nexstar Finance, L.L.C	653	462

Net cash provided by (used for) operating activities	(98)	1,506

Cash flows from investing activities:
Additions to property and equipment, net	(81)	(394)
Proceeds from sale of assets	—	75
Acquisition of broadcast properties and related transaction costs	(35)	(8,975)
Down payment on acquisition of stations	—	(1,500)

Net cash used for investing activities	(116)	(10,794)

Cash flows from financing activities:
Proceeds from debt issuance and revolver draws	—	67,150
Repayment of loans	—	(55,143)
Payments for debt finance costs	(4)	(1,483)

Net cash provided by (used for) financing activities	(4)	10,524

Net increase (decrease) in cash and cash equivalents	(218)	1,236
Cash and cash equivalents at beginning of period	584	503

Cash and cash equivalents at end of period	$366	$1,739

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

       On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas, pending the sale of the stations to Mission, and simultaneously entered into a purchase agreement to acquire the stations. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement (“SSA”) with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”) whereby Nexstar’s station, KTAB, provides news production, technical maintenance and security to KRBC and KACB in exchange for monthly payments to Nexstar.

       Mission has entered into various service agreements with subsidiaries of Nexstar (See Note 4).  WFXP has a TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission.  KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA.  These payments have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP.  We anticipate that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP.  Through a Joint Sales Agreement (“JSA”), Mission has also granted Nexstar the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission.  WYOU, KODE, KRBC, KACB and WBAK each have an SSA with Nexstar, and WBAK has a JSA with Nexstar, all of which have terms substantially similar to the terms of the SSA and JSA, as applicable, that KJTL and KJBO-LP have with Nexstar, except that the payment terms for the WYOU, KRBC and KACB SSAs provide for payment of a flat monthly fee.  In order for both Nexstar and Mission to continue to comply with Federal Communications Commission (“FCC”) regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

       In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (See Note 6).  Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (See Note 6 and Note 9).

       As a result of the service arrangements, the debt guarantees and the option agreements (described below), Nexstar is deemed to have a controlling financial interest in the Company under U.S. generally accepted accounting principles (“U.S. GAAP”) while complying with the FCC’s rules regarding ownership limits in television markets. The Company retains control over policies, programming, personnel, finances, advertisements and operations of its stations.

       The shareholder of Mission has granted to Nexstar a purchase option on each Mission television station to acquire the assets and liabilities of each station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow less the amount of its indebtedness, as defined in the option agreement or (ii) its indebtedness.  Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, noncash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, noncash trade and barter revenue and network compensation revenue.  These option agreements are freely exercisable or assignable by Nexstar without consent of or approval by Mission’s shareholder.

       Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”).  The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.    Organization and Business Operations—(Continued)

The Company is highly leveraged and dependent on its relationships with Nexstar.  This makes the Company highly vulnerable to changes in general economic conditions.  The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company.  The Company believes that, taken together, its current cash balances, internally generated cash flow, availability under its credit facilities, and continuation of the various arrangements between Mission and Nexstar should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months.

2.    Summary of Significant Accounting Policies

 Basis of Presentation

       The merger of Bastet and Mission of Joplin into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests.  Collectively, Mission owns and operates the following television stations:  WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KACB. In addition, Mission provides most of the programming for WBAK, pursuant to a TBA.

       The financial statements as of June 30, 2003 and for the three months and six months ended June 30, 2002 and 2003 are unaudited.  However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  Results of operations for interim periods are not necessarily indicative of results for the full year.  The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

       Certain prior year amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless otherwise noted, all dollars are in thousands.

 Trade Transactions

       The Company trades certain advertising time for various goods and services.  These transactions are recorded at the estimated fair value of the goods or services received.  Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used.  The Company recorded $0.2 million and $0.1 million of trade revenue for the three months ended June 30, 2003 and 2002, respectively, and $0.2 million and $0.2 million of trade revenue for the six months ended June 30, 2003 and 2002, respectively.

 Broadcast Rights and Broadcast Rights Payable, Cash and Barter

       Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met:  1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use.  Broadcast rights are stated at the lower of unamortized cost or net realizable value.  Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense.  The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

       The Company barters advertising time for certain program material.  These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received.  The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods.  The Company recorded $0.3 million and $0.2 million of barter revenue for the three months ended June 30, 2003 and 2002, respectively, and $0.6 million and $0.5 million of barter revenue for the six months ended June 30, 2003 and 2002, respectively. The Company recorded $0.4 million and $0.3 million of trade and barter expense for the three months ended June 30, 2003 and 2002, respectively, and $0.8 million and $0.6 million of trade and barter expense for the six months ended June 30, 2003 and 2002, respectively.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies—(Continued)

 Intangible Assets

       Intangible assets include FCC licenses, network affiliation agreements, and goodwill.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 requires companies to cease amortizing certain intangible assets including goodwill and FCC licenses.  The amortization of existing goodwill and FCC licenses resulting from acquisitions completed prior to July 1, 2001 ceased on December 31, 2001.  Any goodwill and FCC licenses resulting from acquisitions completed after June 30, 2001 were not and will not be amortized.  SFAS No. 142 established a new method of testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

       As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. No impairment of goodwill or FCC licenses resulted from this test. As of June 30, 2003, the Company did not identify any events that triggered any impairment assessment.

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

3.    Acquisitions

       The Company made the acquisitions set forth below, which have been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The financial statements include the operating results of the business from the date of acquisition.

 KODE

       On December 31, 2001, Mission entered into a TBA with GOCOM and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million.  Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001, and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs.  KODE is an ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.  As a result of the TBA, effective December 31, 2001, the revenue and expenses associated with the operations of KODE (exclusive of depreciation and amortization expense) are included in Mission’s financial statements.  The TBA was terminated upon the closing of the acquisition. Non-recurring TBA fees in the amount of $0.1 million and $0.2 million, respectively, are included in the accompanying financial statements of the Company for the three months and six months and ended June 30, 2002.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions—(Continued)

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

 KRBC and KACB

       On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KACB, the NBC affiliate in San Angelo, Texas, pending the sale of the stations to Mission, and simultaneously entered into a purchase agreement to acquire the stations. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.

       On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KACB. As a result of the SSA with KTAB, Mission should be able to reduce overhead costs associated with operations at KRBC and KACB.

       The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At June 13, 2003

(in millions)
Accounts receivable	$0.8
Broadcast rights	0.3
Property, plant and equipment	5.4
Intangible assets	4.0
Goodwill, including transaction costs	0.3

Total assets acquired	10.8
Less: accounts payable	0.1
Less: broadcast rights payable	0.3

Net assets acquired	$10.4

       Of the $4.0 million of acquired intangible assets, $2.1 million was assigned to FCC licenses that are not subject to amortization and $1.7 million was assigned to network affiliation agreements (useful life of 15 years). The remaining $0.2 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.3 million is expected to be deductible for tax purposes.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions—(Continued)

       The selected unaudited pro forma information for the three months and six months ended June 30, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended June 30, 2002		Three Months Ended June 30, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$3,268	$4,076	$4,073	$4,073
Total net revenue	4,076	4,884	5,064	5,064
Income (loss) from operations	556	(187)	110	(95)
Net loss	$(247)	$(1,260)	$(537)	$(824)

	Six Months Ended June 30, 2002		Six Months Ended June 30, 2003

	As Reported	Pro Forma	As Reported	Pro Forma

	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$5,792	$7,645	$7,271	$7,271
Total net revenue	7,435	9,342	9,205	9,205
Income (loss) from operations	610	(799)	(330)	(779)
Net loss	$(990)	$(2,939)	$(3,109)	$(3,739)

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

4.    Related Party Transactions

 Time Brokerage Agreement, Shared Services Agreement, and Joint Sales Agreement

       Mission has agreements in place with subsidiaries of Nexstar in seven markets:  Erie, Pennsylvania; Wichita Falls, Texas-Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri-Pittsburg, Kansas; Abilene-Sweetwater, Texas; San Angelo, Texas and Terre Haute, Indiana.

•

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice.  This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

•

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years.  Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur.  These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales.  In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions—(Continued)

•

In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years.  The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur. In consideration of the services provided by Nexstar personnel,  Mission pays Nexstar a flat monthly fee.

•

As described in Note 3, in Joplin, Missouri-Pittsburg, Kansas, Mission and GOCOM were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE.  This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM.  The closing date of the acquisition was September 30, 2002.  The TBA was terminated upon the closing of the transaction.

•

Effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE.  In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

•

As described in Note 3, in Abilene-Sweetwater and San Angelo, Texas, Mission entered into a local marketing agreement dated December 13, 2002 with LIN Television Corporation and two of its subsidiaries, the owners of KRBC and KACB. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the closing of the acquisition on June 13, 2003 (Note 3).

•

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KACB. In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee.

•

On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon the purchase of the station. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities.

•

Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including production, technical maintenance and security, among other services. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, subject to adjustment to assure that each payment equals Mission’s actual operating costs plus $10.0 thousand per month. The initial term of these agreements are ten years.  Mission has evaluated its arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) (See Note 11). Mission has determined it is the primary beneficiary of WBAK and has therefore consolidated the financial position and results of operations of WBAK. Bahakel’s ownership is currently reflected as minority interest in these financial statements.

       Under these agreements, the Company is responsible for the operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. Termination of these agreements typically occurs on consummation of the acquisitions of the stations. Additionally, the Company indemnifies the owners from and against all liability and claims arising out of or resulting from its activities, acts or omissions in connection with the agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time.

 Management Agreement

       Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management compensation agreement.  Under this agreement, Mission pays David S. Smith up to $0.2 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	June 30, 2003

		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$16,396	$19,524
FCC licenses	indefinite	12,606	16,337
Debt financing costs	term of debt	1,477	1,484
Other intangible assets	1-15	2,542	2,441

		33,021	39,786
Less: accumulated amortization		(6,257)	(7,101)

Intangible assets, net of accumulated amortization		26,764	32,685
Goodwill	indefinite	8,046	8,345

Intangible assets and goodwill, net		$34,810	$41,030

       Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2002 and six months ended June 30, 2003 was $1.3 million and $1.2 million, respectively.  The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived.  These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years.  Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives.  The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and June 30, 2003 was $10.7 million and $14.5 million, respectively.  The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future.  Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

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

       On February 13, 2003, Mission obtained new senior secured credit facilities (the “Mission credit facilities”). The Mission credit facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the Mission credit facilities include a total consolidated leverage ratio of Mission and Nexstar of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, without limitation, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2003, Mission had drawn $55.0 million on its term loan and $12.2 million under its revolver. Interest rates associated with the Mission credit facilities are based, at the option of Mission, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.29% to 4.54% at June 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the consolidated leverage ratio of Mission and Nexstar for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments, and the Mission revolver is subject to scheduled mandatory commitment reductions commencing in 2004. Also, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default.

       The refinancing of the senior credit facility for Mission resulted in the writeoff during the first quarter of 2003 of $1.1 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in interest expense.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    Debt—(Continued)

       Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facilities approximates their carrying value.

       Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of June 30, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

 Debt Covenants

       The bank debt agreement described above contains covenants which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with all such covenants at June 30, 2003.

7.    Common Stock

       The Company is 100% owned by one shareholder, David S. Smith.  As of December 31, 2002 and June 30, 2003, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1.00 par value.  Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

8.    Income Taxes

       The Company’s income tax expense for the six months ended June 30, 2002 was $0.1 million compared to the income tax expense for the six months ended June 30, 2003 of $0.5 million.  The Company’s effective tax rate was 17.3% for the six months ended June 30, 2002 as compared to the effective tax rate of 17.9% for the six months ended June 30, 2003.  The significant differences from the statutory rate and the effective tax rate for the six months ended June 30, 2003 include an increase in the valuation allowance and state taxes, net of the federal benefit.

9.    Guarantee

       On March 16, 2001, Nexstar issued $160.0 million of 12.0% senior subordinated notes (“the Notes”).  The Notes mature on April 1, 2008.  The Notes are guaranteed by Nexstar, all of the domestic existing and future restricted subsidiaries of Nexstar and by Mission.  The maximum amount of potential liability is $160.0 million at June 30, 2003.

10.    Commitments and Contingencies

 Digital Conversion

       All of the Company’s stations currently are operating low power digital facilities. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has until September 14, 2003 to begin digital operations. The Company’s purchase of WBAK is due to close during the fourth quarter of 2003.  The Company estimates that the digital conversion required an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission.  Expenditures for digital conversion were $0.2 million for the year ended December 31, 2002 and $0.7 million for the six months ended June 30, 2003.  The Company has entered into a commitment of approximately $0.2 million payable in 2003 for the WBAK digital conversion. The Company anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

 Guarantor Arrangements

       In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on the accompanying financial statements. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies—(Continued)

       The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and June 30, 2003.

       In connection with most of the Company’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the Company’s activities of operating the television station. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements.

 Litigation

       From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial condition or results of operations.

11.    Recently Issued Accounting Standards

       On April 30, 2003, the FASB issued FASB statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003.

       The Company is currently evaluating the accounting impact of the adoption of these new standards.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

       The following discussion and analysis should be read in conjunction with the unaudited balance sheet as of June 30, 2003, unaudited statements of operations and other unaudited financial statements for the three months and six months ended June 30, 2002 and 2003 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

       Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Mission’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof, and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

       We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions.  These comparisons refer to stations that we have owned at the beginning and end of a particular period.  In particular, references to a comparison on a same station basis for the three months and six months ended June 30, 2003, versus the three months and six months ended June 30, 2002 include the following stations: WYOU, WFXP, KJTL and KJBO-LP.  As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., including Mission Broadcasting of Joplin, Inc. and Bastet Broadcasting, Inc. as if the merger had taken place on January 1, 2002; and all references to “we”, “our”, and “us” refer to Mission.

Introduction

       We own and operate the following television stations:  WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KACB.  In addition, we program WBAK pursuant to a time brokerage agreement. We have various local service agreements with subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), through which Nexstar provides various management, sales or other services to our television stations.  In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

      We have the following local service agreements with Nexstar:

•

WFXP has a time brokerage agreement (“TBA”) with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to us.

•

KJTL and KJBO-LP have a shared services agreement (“SSA”) with Nexstar, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the shared services agreement.  These payments have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP.  We anticipate that the payments required by the SSA with Nexstar will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP.  Through a joint sales agreement (“JSA”), we have also granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us.

•

Each of WYOU, KODE, KRBC, KACB and WBAK has an SSA with Nexstar, and WBAK has a JSA with Nexstar, which have terms substantially similar to the terms of the SSA and JSA with KJTL and KJBO-LP, except that the payment terms for the WYOU, KRBC and KACB SSAs are a flat monthly fee.

       In addition to providing certain services to our television stations, Nexstar also guarantees our bank debt.  Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

       Our shareholder has granted to Nexstar a purchase option to acquire the assets and liabilities of each station for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness.  Theses option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

       The operating revenue of WYOU, KODE, KRBC and KACB is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market.  The revenues of KJTL, KJBO-LP, WBAK and WFXP are derived primarily from Nexstar’s payments to us under the local service agreements. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits and programming costs.  A large percentage of the costs involved in the operation of our stations remain relatively fixed.

       Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time.  Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods.  Each station acquires licenses to broadcast programming in non-news and non-network time periods.  The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter is referred to as barter broadcast rights.  The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability.  The assets are amortized as a component of amortization of broadcast rights.  Amortization is computed using the straight-line method based on the license period or usage, whichever is greater.  The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

       Most advertising contracts are short-term and generally run for a few weeks.  Excluding political revenue, 65.8% and 68.0% of our spot revenue for the six months ended June 30, 2002 and 2003, respectively, was generated from local advertising.  The remainder of our advertising revenue represents inventory sold for national or political advertising.  Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market.  National commission rates vary within the industry and are governed by each station’s agreement.  All national and political revenue derived from advertisements is placed by advertising agencies.  The agencies receive a commission rate of 15.0% for the gross amount of advertising schedules placed by them.  While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

       The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season.  In addition, advertising revenue is generally higher during even-numbered years as a result of political advertising and advertising aired during the Olympic Games.

Acquisitions and Station Agreements

       The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2002 and the six months ended June 30, 2003 affect the year-to-year comparability of the operating results discussed below:

•

On December 31, 2001, we entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri.  As provided by the TBA, the revenue and operating expenses, excluding depreciation and amortization, are included in our results of operations effective December 31, 2001.  Simultaneously, we entered into a purchase and sale agreement to purchase substantially all of the station’s assets for $14.0 million.  The acquisition was closed on September 30, 2002.

•

On April 1, 2002, we entered into an SSA with a subsidiary of Nexstar pursuant to which Nexstar provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

•

On December 13, 2002, we entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas and KACB, the NBC affiliate in San Angelo, Texas.  Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations.  On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million.  Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs.  On June 13, 2003 we entered into an SSA with a subsidiary of Nexstar whereby Nexstar-owned KTAB provides news production, technical maintenance and security for KRBC and KACB.

•

On May 8, 2003, we entered into a TBA and a purchase agreement with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Following FCC consent to the transaction, we will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003. On May 9, 2003, we entered into an SSA with a subsidiary of Nexstar whereby Nexstar-owned WTWO provides news production, technical maintenance and security for WBAK. We also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us of $0.1 million per month, subject to adjustment to assure that each payment equals our actual operating costs plus $10.0 thousand per month.

Recent Developments

       On September 30, 2002, Bastet and Mission of Joplin merged into Mission, with Mission as the surviving corporation. The reorganization has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests and, accordingly, the financial statements for all periods have been restated to reflect the exchange of shareholder’s interest.

       On February 13, 2003, we obtained new senior secured credit facilities.  The facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay for related debt financing costs and provide additional working capital.  Financial covenants under the new senior secured credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004.  Covenants also include, without limitation, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004.  The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010.  The outstanding principal amount on the revolving loans mature on December 31, 2009.

Historical Performance

 Revenue

       The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of  broadcast revenue (other than trade and barter, and revenue from Nexstar Finance, L.L.C.) as a percentage of total broadcast revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)				(dollars in thousands)
Local	$2,107	55.4	$2,879	60.8	$3,784	56.3	$5,218	61.7
National	1,086	28.5	1,331	28.1	1,967	29.2	2,455	29.0
Political	335	8.8	180	3.8	433	6.4	180	2.1
Network compensation	277	7.3	251	5.3	531	7.9	485	5.8
Other	—	—	94	2.0	11	0.2	118	1.4

Total broadcast revenue	3,805	100.0	4,735	100.0	6,726	100.0	8,456	100.0
Less: Agency and national representative commissions	537	14.1	662	14.0	934	13.9	1,185	14.0

Net broadcast revenue	3,268	85.9	4,073	86.0	5,792	86.1	7,271	86.0
Trade and barter revenue	318		452		654		847
Revenue from Nexstar Finance, L.L.C.	490		539		989		1,087

Total net revenue	$4,076		$5,064		$7,435		$9,205

 Results of Operations

       The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2003		2002		2003

	Amount	%	Amount	%	Amount	%	Amount	%

	(dollars in thousands)				(dollars in thousands)
Total net revenue	$4,076	100.0	$5,064	100.0	$7,435	100.0	$9,205	100.0
Operating expenses:
Direct operating expenses, net of trade	351	8.6	722	14.2	970	13.0	1,408	15.3
Selling, general and administrative expenses	875	21.5	1,232	24.4	1,734	23.3	2,382	25.9
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	1,232	30.2	1,313	25.9	1,982	26.7	2,545	27.6
Trade and barter expense	293	7.2	393	7.8	618	8.3	763	8.3
Depreciation and amortization	525	12.9	941	18.6	1,043	14.0	1,804	19.6
Amortization of broadcast rights, excluding barter	244	6.0	353	7.0	478	6.4	633	6.9

Income (loss) from operations	$556		$110		$610		$(330)

 Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

       Net broadcast revenue for the three months ended June 30, 2003 was $4.1 million, an increase of $0.8 million, compared to $3.3 million for the three months ended June 30, 2002.  Of this increase, $0.9 million increase was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002.  On a same station basis, net broadcast revenue was $1.9 million for the three months ended June 30, 2003 as compared to $2.0 million for the same period in 2002.

       Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended June 30, 2003 were $3.3 million, an increase of $0.8 million, compared to $2.5 million for the three months ended June 30, 2002. Of this increase, $0.9 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002.  On a same station basis, direct operating expenses and selling, general and administrative expenses were $1.5 million for the three months ended June 30, 2003 as compared to $1.6 million for the same period in 2002, a decrease of $0.1 million, or 3.7%.

       Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2003 was $0.4 million, compared to $0.2 million for the three month period ended June 30, 2002.  The increase was attributable to the stations acquired after January 1, 2002.

       Depreciation of property and equipment and amortization of intangible assets for the three months ended June 30, 2003 was $0.9 million, an increase of $0.4 million, compared to $0.5 million for the three months ended June 30, 2002. The increase was attributable to the stations acquired after January 1, 2002.

       Income from operations for the three months ended June 30, 2003 was $0.1 million as compared to income from operations of $0.5 million for the three months ended June 30, 2002. Of the $0.4 million decline in income from operations, $0.5 million was attributable to stations acquired after January 1, 2002.  On a same station basis, income from operations was $0.3 million for the three months ended June 30, 2003 as compared to $0.2 million for the same period in 2002.

       Interest expense, including amortization of debt financing costs, for both the three months ended June 30, 2003 and 2002 was $0.7 million.

       The minority interest of $0.1 million for the three months ended June 30, 2003 relates to the recognition of $0.1 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we have with WBAK (See Note 4 of the financial statements).

       As a result of the factors discussed above, our net loss was $0.5 million for the three months ended June 30, 2003, compared to a net loss of $0.2 million for the same period in 2002, an increase in net loss of $0.3 million.

 Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

       Net broadcast revenue for the six months ended June 30, 2003 was $7.3 million, an increase of $1.5 million, compared to $5.8 million for the six months ended June 30, 2002.  Of this increase, $1.6 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002.  On a same station basis, net broadcast revenue was $3.4 million for the six months ended June 30, 2003 as compared to $3.5 million for the same period in 2002.

       Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the six months ended June 30, 2003 were $6.3 million, an increase of $1.6 million, compared to $4.7 million for the six months ended June 30, 2002. Of this increase, $1.8 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002.  On a same station basis, direct operating expenses and selling, general and administrative expenses were $2.9 million for the six months ended June 30, 2003 as compared to $3.1 million for the same period in 2002, a decrease of $0.2 million, or 6.4%.

       Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2003 was $0.6 million, compared to $0.5 million for the six month period ended June 30, 2002.  The increase was attributable to the stations acquired after January 1, 2002.

       Depreciation of property and equipment and amortization of intangible assets for the six months ended June 30, 2003 was $1.8 million, an increase of $0.8 million, compared to $1.0 million for the six months ended June 30, 2002. The increase was attributable to the stations acquired after January 1, 2002.

       Loss from operations for the six months ended June 30, 2003 was $0.3 million as compared to income from operations of $0.6 million for the six months ended June 30, 2002. Of the $0.9 million decline in income from operations, $1.4 million was attributable to stations acquired after January 1, 2002.  On a same station basis, income from operations was $0.2 million for the six months ended June 30, 2003 as compared to a loss from operations of $0.2 million for the same period in 2002.

       Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2003 was $2.5 million, compared to $1.5 million for the same period in 2002. The increase was due to the write-off during the first quarter of 2003 of $1.1 million of debt financing costs that resulted from the refinancing of the existing senior credit facility and an increase in debt to fund the acquisitions of KODE, KRBC and KACB, partially offset by lower cost of funds.

       The minority interest of $0.1 million for the six months ended June 30, 2003 relates to the recognition of $0.1 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we have with WBAK (See Note 4 of the financial statements).

       As a result of the factors discussed above, our net loss was $3.1 million for the six months ended June 30, 2003, compared to a net loss of $1.0 million for the same period in 2002, an increase in net loss of $2.1 million.

Liquidity and Capital Resources

       As of June 30, 2003, cash and cash equivalents were $1.7 million compared to $0.4 million as of June 30, 2002. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities.

       Cash flows provided by operating activities were $1.5 million for the six months ended June 30, 2003, compared to cash flows used for operating activities of $0.1 million for the six months ended June 30, 2002.  The comparative increase in cash flows provided by operations of $1.6 million is primarily due to the timing of payments made or received on operating assets and liabilities.

       Cash flows used for investing activities were $10.8 million for the six months ended June 30, 2003, compared to $0.1 million for the six months ended June 30, 2002. Cash flows used for investing activities for the six months ended June 30, 2003 included the  remaining $8.5 million payment for the acquisition of KRBC and KACB, a down payment of $1.5 million against the purchase price of WBAK, and ongoing capital expenditures. We expect to pay the remaining $1.5 million purchase price for WBAK during the fourth quarter of 2003. Cash flows used for investing activities for the six months ended June 30, 2002 were primarily ongoing capital expenditures.

       Cash flow provided by financing activities were $10.5 million for the six months ended June 30, 2003, compared to cash flows used for financing activities of $4 thousand for the six months ended June 30, 2002. The change in cash flows from financing activities for the six months ended June 30, 2003 was primarily the result of (1) borrowings under the senior credit facilities of $67.2 million, (2) the repayment of $55.1 million of previous borrowings as a result of the refinancing of the senior credit facility on February 13, 2003, and (3) the payment of financing costs of approximately $1.5 million. As of June 30, 2003, there was approximately $17.9 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at June 30, 2003. Our credit agreement was refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

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

       On February 13, 2003, we obtained new senior secured credit facilities (the “new credit facilities”). The new credit facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, without limitation, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2003, we had drawn $55.0 million on our term loan and $12.2 million under our revolver. Interest rates associated with the new credit facilities are based, at our option, on the prevailing prime rate plus an applicable margin or LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 4.29% to 4.54% at June 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of the revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The term loan is subject to scheduled mandatory repayments, and the revolver is subject to scheduled mandatory commitment reductions commencing in 2004. Additionally, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of our default.

       The refinancing of our senior credit facility resulted in the write-off during the first quarter of 2003 of $1.1 million of certain debt financing costs capitalized at December 31, 2002.

       Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the credit facilities approximates their carrying value.

       We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of June 30, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

       We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facilities, and continuation of the various arrangements between Mission and Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

 Debt Covenants

       The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditures, cash film payments and other limits. We and Nexstar were in compliance with all such covenants at June 30, 2003.

 Guarantor of Senior Subordinated Notes

       We are a guarantor of Nexstar’s $160.0 million 12% Senior Subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1.  The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

 Digital Conversion

       All of our stations currently are operating low power digital facilities. We are currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has until September 14, 2003 to begin digital operations. Our purchase of WBAK is due to close during the fourth quarter of 2003.  We estimate that the digital conversion required an average initial capital investment of $0.2 million per station for low-power transmission of digital signal programming and will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission.  Digital conversion expenditures were $0.2 million for the year ended December 31, 2002 and $0.7 million for the six months ended June 30, 2003. We have entered into a commitment of approximately $0.2 million payable in 2003 for the WBAK digital conversion. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Contractual Obligations

       The following summarized our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Senior credit facilities	$67,150	$—	$1,100	$1,100	$64,950
Cash interest on debt	24,318	1,450	7,474	6,900	8,494
Broadcast rights current obligations	3,331	1,284	2,047	—	—
Broadcast rights future commitments	3,658	1,723	1,742	193	—
Capital commitments for digital television	150	150	—	—	—
WBAK purchase price obligation	1,500	1,500	—	—	—
Operating lease obligations	7,390	214	750	648	5,778

Total contractual cash obligations	$107,497	$6,321	$13,113	$8,841	$79,222

       We have a remaining commitment of $1.5 million relating to our purchase of WBAK that we expect to pay at closing in November 2003.

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

Recently Issued Accounting Standards

       On April 30, 2003, the FASB issued FASB statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003.

       We are currently evaluating the accounting impact of the adoption of these new standards.

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate Risk

       Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

       All borrowings at June 30, 2003 under our senior secured credit facilities bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 4.29% to 4.54% at June 30, 2003). Interest is payable in accordance with the credit agreements.

       The following table estimates the changes to cash flow from operations if interests rates were to fluctuate by 100 or 50 basis points, or bps (where 100 basis points represents one percentage point), in a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase

	100 BPS	50 BPS		50 BPS	100 BPS

	(dollars in thousands)
Senior credit facilities	$2,226	$2,562	$2,898	$3,233	$3,569

 Impact of Inflation

       We believe that our results of operations are not significantly impacted by moderate changes in the inflation rate.

ITEM 4.    CONTROLS AND PROCEDURES

       (a) Mission carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of Mission’s management, including Mission’s president and treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s president and treasurer concluded that Mission’s disclosure controls and procedures (1) were effective in alerting them timely to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

       (b) There have been no significant changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit
No.	Exhibit

10.1	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc.

10.2	Agreement for the Sale of Commercial time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc.

10.3	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc.

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K.

       (1)   Current Report of Form 8-K filed by Mission Broadcasting, Inc. on July 11, 2003, disclosing the consummation of Mission’s acquisition of WBAK.

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

Dated: August 14, 2003