Form 10-Q
period 2003-09-30
MISSION BROADCASTING INC
filed 2003-11-14
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

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

As of September 30, 2003, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith owned 1,000 shares of common stock at September 30, 2003.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$503	$1,066
Accounts receivable, net of allowance for doubtful accounts of $55 and $186, respectively	2,690	3,422
Current portion of broadcast rights	1,799	2,011
Prepaid expenses and other current assets	13	56
Taxes receivable	62	61

Total current assets	5,067	6,616
Property and equipment, net	5,759	10,894
Broadcast rights	1,715	2,332
Other noncurrent assets	1,569	1,581
Goodwill, net	8,046	8,414
Intangible assets, net	26,764	32,078

Total assets	$48,920	$61,915

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$—	$413
Current portion of broadcast rights payable	2,024	2,200
Accounts payable	44	50
Accrued expenses	407	666
Interest payable	80	304
Deferred revenue	25	27
Due to Nexstar Finance, L.L.C.	6,801	7,150

Total current liabilities	9,381	10,810

Debt	55,143	66,737
Broadcast rights payable	2,047	2,670
Deferred tax liabilities	—	614

Total liabilities	66,571	80,831

Commitments and contingencies (Note 10)
Minority interest in consolidated entity	—	2,883

Shareholder’s deficit:
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding at December 31, 2002 and September 30, 2003, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(17,651)	(21,799)

Total shareholder’s deficit	(17,651)	(21,799)

Total liabilities and shareholder’s deficit	$48,920	$61,915

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
	(dollars in thousands)		(dollars in thousands)
Revenue (excluding trade and barter)	$3,650	$4,540	$10,380	$12,996
Less: commissions	(533)	(647)	(1,468)	(1,832)

Net broadcast revenue (excluding trade and barter)	3,117	3,893	8,912	11,164
Trade and barter revenue	337	406	991	1,253
Revenue from Nexstar Finance, L.L.C.	423	678	1,409	1,765

Total net revenue	3,877	4,977	11,312	14,182

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	424	610	1,542	2,177
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	841	1,165	2,575	3,547
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	1,232	1,682	3,215	4,227
Amortization of broadcast rights	738	694	1,685	1,931
Amortization of intangible assets	358	553	775	1,705
Depreciation	411	523	1,037	1,175

Total operating expenses	4,004	5,227	10,829	14,762

Income (loss) from operations	(127)	(250)	483	(580)
Interest expense, including amortization of debt financing costs	(714)	(806)	(2,175)	(3,286)
Interest income	2	1	11	4
Other income (expenses), net	—	—	(3)	81

Loss before income taxes and minority interest in consolidated entity	(839)	(1,055)	(1,684)	(3,781)
Income tax benefit (expense)	99	(142)	(47)	(630)
Minority interest in consolidated entity	—	158	—	263

Net loss	$(740)	$(1,039)	$(1,731)	$(4,148)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
			(dollars in thousands)
Balance at January 1, 2002 (Unaudited)	1,000	$1	$(1)	$(15,926)	$(15,926)
Net loss	—	—	—	(1,731)	(1,731)

Balance at September 30, 2002 (Unaudited)	1,000	1	(1)	(17,657)	(17,657)
Net income	—	—	—	6	6

Balance at December 31, 2002 (Unaudited)	1,000	1	(1)	(17,651)	(17,651)
Net loss	—	—	—	(4,148)	(4,148)

Balance at September 30, 2003 (Unaudited)	1,000	$1	$(1)	$(21,799)	$(21,799)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
	(dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,731)	$(4,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	—	614
Depreciation of property and equipment	1,037	1,175
Amortization of intangible assets	775	1,705
Amortization of debt financing costs	154	1,236
Amortization of broadcast rights, excluding barter	953	1,031
Payments for broadcast rights	(670)	(984)
Loss (gain) on asset disposal, net	3	(74)
Minority interest in consolidated entity	—	(263)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(673)	71
Increase in prepaid expenses and other current assets	(109)	(43)
Increase in tax receivable	(37)	1
Increase in other noncurrent assets	—	3
Decrease in taxes payable	(1)	—
Increase in accounts payable and accrued expenses	1,475	225
Increase (decrease) in interest payable	(161)	224
Increase in deferred revenue	45	2
Increase (decrease) in due to Nexstar Finance, L.L.C.	(499)	349

Net cash provided by operating activities	561	1,124

Cash flows from investing activities:
Additions to property and equipment, net	(112)	(617)
Proceeds from sale of assets	—	75
Acquisition of broadcast properties and related transaction costs	(8,092)	(9,043)
Down payment on acquisition of stations	—	(1,500)

Net cash used for investing activities	(8,204)	(11,085)

Cash flows from financing activities:
Proceeds from debt issuance	—	55,000
Repayment of loans	—	(55,143)
Proceeds from revolver draws	7,500	12,150
Payments for debt finance costs	—	(1,483)

Net cash provided by financing activities	7,500	10,524

Net increase (decrease) in cash and cash equivalents	(143)	563
Cash and cash equivalents at beginning of period	584	503

Cash and cash equivalents at end of period	$441	$1,066

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”), formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same party at the beginning of fiscal year 2002. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of the station’s assets, which closed on September 30, 2002.

On December 13, 2002, Mission entered into a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas, pending the sale of the stations to Mission, and simultaneously entered into a purchase agreement to acquire the stations. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement (“SSA”) with a subsidiary of Nexstar Finance, L.L.C. (“Nexstar”) whereby Nexstar’s station, KTAB, provides news production, technical maintenance and security to KRBC and KSAN in exchange for monthly payments to Nexstar.

On May 8, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Following FCC consent to the transaction, Mission will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission.

Mission has entered into various service agreements with subsidiaries of Nexstar (See Note 4). WFXP has a grandfathered TBA with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to Mission. KJTL and KJBO-LP have an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. These payments have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that the payments required by the SSA with KJTL and KJBO-LP will continue to have the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. Through a Joint Sales Agreement (“JSA”), Mission has also granted Nexstar the right to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to Mission. WYOU, KODE, KRBC, KSAN and WBAK each have an SSA with Nexstar, and WBAK has a JSA with Nexstar, all of which have terms substantially similar to the terms of the SSA and JSA, as applicable, that KJTL and KJBO-LP have with Nexstar, except that the payment terms for the WYOU, KRBC and KSAN SSAs provide for payment of a flat monthly fee. In order for both Nexstar and Mission to continue to comply with Federal Communications Commission (“FCC”) regulations, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1. Organization and Business Operations – (Continued)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The merger of Bastet and Mission of Joplin into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KSAN (formerly KACB). In addition, Mission provides most of the programming for WBAK, pursuant to a TBA.

The financial statements as of September 30, 2003 and for the three months and nine months ended September 30, 2002 and 2003 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless otherwise noted, all dollars are in thousands.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $0.1 million of trade revenue for both the three months ended September 30, 2003 and 2002, respectively, and $0.4 million and $0.3 million of trade revenue for the nine months ended September 30, 2003 and 2002, respectively.

Broadcast Rights and Broadcast Rights Payable, Cash and Barter

Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies – (Continued)

criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $0.3 million of barter revenue for both the three months ended September 30, 2003 and 2002, respectively, and $0.9 million and $0.7 million of barter revenue for the nine months ended September 30, 2003 and 2002, respectively. The Company recorded $0.4 million and $0.3 million of trade and barter expense for the three months ended September 30, 2003 and 2002, respectively, and $1.1 million and $0.9 million of trade and barter expense for the nine months ended September 30, 2003 and 2002, respectively.

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

As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill and FCC licenses as of January 1, 2002. No impairment of goodwill or FCC licenses resulted from this test. As of September 30, 2003, the Company did not identify any events that triggered any impairment assessment.

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

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001, and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition, and non-recurring TBA fees in the amount of $0.1 million and $0.3 million, respectively, are included in the accompanying financial statements of the Company for the three months and nine months and ended September 30, 2002.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions – (Continued)

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

At September 30, 2002
(in millions)
Broadcast rights	$0.9
Property and equipment	2.7
Intangible assets	10.9
Goodwill, including transaction costs	0.7

Total assets acquired	15.2
Less: broadcast rights payable	0.9

Net assets acquired	$14.3

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

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.

On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. As a result of the SSA with KTAB, Mission should be able to reduce overhead costs associated with operations at KRBC and KSAN.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At June 13, 2003
(in millions)
Accounts receivable	$0.8
Broadcast rights	0.3
Property and equipment	5.4
Intangible assets	4.0
Goodwill, including transaction costs	0.3

Total assets acquired	10.8
Less: accounts payable	0.1
Less: broadcast rights payable	0.3

Net assets acquired	$10.4

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The selected unaudited pro forma information for the three months and nine months ended September 30, 2002 and 2003 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended September 30, 2002		Three Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$3,117	$4,129	$3,893	$3,893
Total net revenue	3,877	4,997	4,977	4,977
Loss from operations	(127)	(655)	(250)	(250)
Net loss	$(740)	$(1,498)	$(1,039)	$(1,039)

	Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$8,912	$11,951	$11,164	$11,164
Total net revenue	11,312	14,513	14,182	14,182
Income (loss) from operations	483	(1,423)	(580)	(1,029)
Net loss	$(1,731)	$(4,407)	$(4,148)	$(4,778)

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

•	In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

•	In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP.

•	In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar sells the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $0.1 million per month, which may be adjusted according to Mission’s expenses.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

•	In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur. In consideration of the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee.

•	Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a joint sales agreement for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

•	As described in Note 3, in Joplin, Missouri-Pittsburg, Kansas, Mission and GOCOM were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing of the transaction.

•	In Joplin, Missouri, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

•	Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a joint sales agreement for the sale of commercial time for KODE dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

•	As described in Note 3, in Abilene-Sweetwater and San Angelo, Texas, Mission entered into a local marketing agreement dated December 13, 2002 with LIN Television Corporation, and two of its subsidiaries, the owners of KRBC and KSAN (formerly KACB). Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the closing of the acquisition on June 13, 2003 (See Note 3).

•	On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN. In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee.

•	Also in Abilene-Sweetwater and San Angelo, Texas, Mission and Nexstar have a joint sales agreement for the sale of commercial time for KRBC and KSAN dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

•	On May 8, 2003, Mission entered into a time brokerage agreement with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the time brokerage agreement commenced on May 9, 2003 and will terminate upon the purchase of the station. Pursuant to the terms of the purchase agreement, on May 9, 2003, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities.

•	Mission entered into a shared services agreement with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, which may be adjusted according to Mission’s expenses. The initial term of these agreements is ten years. The acquisition is expected to close in the fourth quarter of 2003, subject to FCC consent. Mission has evaluated its arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”). Mission has determined that it is the primary beneficiary of WBAK and has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003. Therefore, pursuant to FIN No. 46, Bahakel’s ownership is currently reflected as minority interest in these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Under these agreements, Mission is responsible for certain operating expenses of the respective stations (except for WBAK) and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Mission indemnifies the owner of WBAK from and against all liability and claims arising out of or resulting from Mission’s activities, acts or omissions in connection with the WBAK agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time. Nexstar also indemnifies Mission for Nexstar’s activities pursuant to the various shared services and joint sales agreements.

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management compensation agreement. Under this agreement, Mission pays David S. Smith up to $0.2 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2002	September 30, 2003
		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$16,396	$19,505
FCC licenses	indefinite	12,606	16,337
Debt financing costs	term of debt	1,477	1,484
Other intangible assets	1-15	2,542	2,441

		33,021	39,767
Less: accumulated amortization		(6,257)	(7,689)

Intangible assets, net of accumulated amortization		26,764	32,078
Goodwill	indefinite	8,046	8,414

Intangible assets and goodwill, net		$34,810	$40,492

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2002 and nine months ended September 30, 2003 was $1.3 million and $1.7 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2002 and September 30, 2003 was $10.7 million and $14.5 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

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

On February 13, 2003, Mission obtained new senior secured credit facilities (the “Mission credit facilities”). The Mission credit facilities consist of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance its existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

the Mission credit facilities include a total consolidated leverage ratio of Mission and Nexstar of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash through June 29, 2004. Covenants also include, without limitation, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, Mission had drawn $55.0 million on its term loan and $12.2 million under its revolver. Interest rates associated with the Mission credit facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.87% to 4.38% at September 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the Mission revolver loan commitment based on the consolidated leverage ratio of Mission and Nexstar for that particular quarter. The Mission term loan is subject to scheduled mandatory repayments, and the Mission revolver is subject to scheduled mandatory commitment reductions commencing in 2004. Also, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of Mission’s default.

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

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of September 30, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

Debt Covenants

The bank debt agreement described above contains covenants which require the Company to comply with certain financial ratios, capital expenditures, cash film payments and other limits. The Company was in compliance with all such covenants at September 30, 2003.

7. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2002 and September 30, 2003, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1.00 par value. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends when and if declared by the Board of Directors, subject to the preferential right of holders of then outstanding preferred stock.

8. Income Taxes

The Company’s income tax expense for the nine months ended September 30, 2002 was $47 thousand, compared to the income tax expense for the nine months ended September 30, 2003 of $0.6 million. The Company’s effective tax rate was 2.8% for the nine months ended September 30, 2002 as compared to the effective tax rate of 16.7% for the nine months ended September 30, 2003. The significant differences from the statutory rate and the effective tax rate for the nine months ended September 30, 2003 include an increase in the valuation allowance and state taxes, net of the federal benefit.

9. Guarantee

On March 16, 2001, Nexstar issued $160.0 million of 12.0% senior subordinated notes (“the Notes”). The Notes mature on April 1, 2008. The Notes are guaranteed by all of the domestic existing and future restricted subsidiaries of Nexstar and by Mission. The maximum amount of potential liability is $160.0 million at September 30, 2003.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Digital Conversion

All of the Company’s stations currently are operating in compliance with FCC regulations regarding broadcasting digital signals. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has at least until March 2004 to begin digital operations. The Company’s purchase of WBAK is expected to close during the fourth quarter of 2003, pending FCC consent. We estimate the digital conversion will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Expenditures for digital conversion were $0.7 million for the nine months ended September 30, 2003.

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

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and September 30, 2003.

In connection with most of the Company’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less, whereby the Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the Company’s activities of operating the television station under such agreements. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

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

The adoption of these new standards by the Company did not have a significant accounting impact.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Subsequent Events

On September 12, 2003, Mission entered into purchase agreements with VHR Broadcasting, Inc. and its affiliates, or VHR, for the purchase of television stations KOLR, KHMT and KAMC, and with Mission Broadcasting of Amarillo, Inc. for the purchase of television stations KCIT and KCPN. In the fourth quarter of 2003, it is expected that VHR will merge with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates will merge with and into Mission. These transactions require FCC consent, which is pending. Currently Quorum Broadcast Holdings, LLC (“Quorum”) provides management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN under local service agreements with VHR and Mission of Amarillo, as applicable, that are substantially similar to Nexstar’s local service agreements with us. On September 12, 2003, Nexstar Broadcasting Group, L.L.C. signed a definitive agreement to acquire all of the subsidiaries of Quorum. Upon the completion of the Quorum acquisition and the Mission mergers, Nexstar will become a party to these local service agreements as successor to the Quorum subsidiaries, and Mission will become a party to such agreements as the successor to Mission of Amarillo and VHR. Mission will also enter into new option agreements with Nexstar for the purchase of these stations.

Nexstar plans to issue $125.0 million of senior subordinated notes (the “New Notes”) during the fourth quarter of 2003. The New Notes are expected to be guaranteed by all of the domestic existing and future subsidiaries of Nexstar and by Mission. The maximum amount of potential liability of the New Notes is expected to be $125.0 million upon issuance.

Mission plans to amend its senior secured credit facilities during the fourth quarter of 2003. The new facilities are expected to consist of a $140.0 million term loan and a $30.0 million revolver. Mission anticipates using the proceeds to refinance its existing senior secured credit facilities, pay for related debt financing costs and finance the acquisition of television stations KOLR, KAMC, KCIT, KCPN and KHMT. The amendments to the Mission senior secured credit facilities are expected to result in the write off of approximately $0.9 million of debt financing costs during the fourth quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited balance sheet as of September 30, 2003, unaudited statements of operations and other unaudited financial statements for the three months and nine months ended September 30, 2002 and 2003 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Mission’s Annual Report on Form 10-K for the year ended December 31, 2002. The forward-looking statements are made only as of the date hereof, and we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months and nine months ended September 30, 2003, versus the three months and nine months ended September 30, 2002 include the following stations: WYOU, WFXP, KJTL and KJBO-LP. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., including Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”) and Bastet Broadcasting, Inc. (“Bastet”) as if the merger had taken place on January 1, 2002; and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We own and operate the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC and KSAN (formerly KACB). In addition, we program television station WBAK pursuant to a time brokerage agreement. We have various local service agreements with subsidiaries of Nexstar Finance, L.L.C. (“Nexstar”), through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

We have the following local service agreements with Nexstar:

•	WFXP has a time brokerage agreement (“TBA”) with Nexstar, which allows Nexstar to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP in exchange for monthly payments to us.

•	KJTL and KJBO-LP have a shared services agreement (“SSA”) with Nexstar, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the shared services agreement. Through a joint sales agreement (“JSA”), we have also granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL and KJBO-LP in return for monthly payments to us. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP. We anticipate that we will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL and KJBO-LP under these agreements.

•	Each of WYOU, KODE, KRBC, KSAN and WBAK has an SSA with Nexstar, and WBAK has a JSA with Nexstar, which have terms substantially similar to the terms of the SSA and JSA with KJTL and KJBO-LP, except that the payment terms under the SSAs for WYOU, KRBC and KSAN provide for payment of a flat monthly fee.

•	Each of WYOU, KODE, KRBC and KSAN has a JSA with Nexstar, the terms of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The terms of these JSAs are substantially similar to the terms of Nexstar’s JSAs with KJTL, KJBO-LP and WBAK.

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

The operating revenue of WYOU, KODE, KRBC and KSAN is derived primarily from advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. The revenue of KJTL, KJBO-LP, WBAK and WFXP is derived primarily from Nexstar’s payments to us under the local service agreements. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 65.2% and 67.1% of our spot revenue for the nine months ended September 30, 2002 and 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with the local sales staff, thereby eliminating the agency commission.

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

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2002 and the nine months ended September 30, 2003 affect the year-to-year comparability of the operating results discussed in this Quarterly Report on Form 10-Q:

•	On December 31, 2001, we entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri. As provided by the TBA, the revenue and operating expenses, excluding depreciation and amortization, are included in our results of operations effective December 31, 2001. Simultaneously, we entered into a purchase agreement to purchase substantially all of the station’s assets for $14.0 million. The acquisition was closed on September 30, 2002.

•	On April 1, 2002, we entered into an SSA with a subsidiary of Nexstar pursuant to which Nexstar provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

•	On December 13, 2002, we entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003 we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN.

•	On May 8, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Following FCC consent to the transaction, we will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, we made a down payment of $1.5 million against the purchase price, which was funded from our senior credit facilities. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from us. We also entered into a joint sales agreement, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us.

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

On September 12, 2003, Mission entered into purchase agreements with VHR Broadcasting, Inc. and its affiliates, or VHR, for the purchase of television stations KOLR, KHMT and KAMC, and with Mission Broadcasting of Amarillo, Inc. for the purchase of television stations KCIT and KCPN. In the fourth quarter of 2003, it is expected that VHR will merge with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates will merge with and into Mission. These transactions require FCC consent, which is pending. Currently Quorum Broadcast Holdings, LLC (“Quorum”) provides management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN under local service agreements with VHR and Mission of Amarillo, as applicable, that are substantially similar to Nexstar’s local service agreements with us. On September 12, 2003, Nexstar Broadcasting Group, L.L.C. signed a definitive agreement to acquire all of the subsidiaries of Quorum. Upon the completion of the Quorum acquisition and the Mission mergers, Nexstar will become a party to these local service agreements as successor to the Quorum subsidiaries, and Mission will become a party to such agreements as the successor to Mission of Amarillo and VHR. Mission will also enter into new option agreements with Nexstar for the purchase of these stations.

Nexstar plans to issue $125.0 million of senior subordinated notes (the “New Notes”) during the fourth quarter of 2003. The New Notes are expected to be guaranteed by all of the domestic existing and future subsidiaries of Nexstar and by Mission. The maximum amount of potential liability of the New Notes is expected to be $125.0 million upon issuance.

Mission plans to amend its senior secured credit facilities during the fourth quarter of 2003. The new facilities are expected to consist of a $140.0 million term loan and a $30.0 million revolver. Mission anticipates using the proceeds to refinance its existing senior secured credit facilities, pay for related debt financing costs and finance the acquisition of television stations KOLR, KAMC, KCIT, KCPN and KHMT. The amendments to the Mission senior secured credit facilities are expected to result in the write off of approximately $0.9 million of debt financing costs during the fourth quarter of 2003.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Finance, L.L.C.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2003		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$1,844	50.5	$2,739	60.3	$5,627	54.2	$7,957	61.2
National	1,031	28.2	1,438	31.7	2,999	28.9	3,893	30.0
Political	528	14.5	24	0.5	962	9.3	204	1.6
Network compensation	237	6.5	247	5.5	769	7.4	732	5.6
Other	10	0.3	92	2.0	23	0.2	210	1.6

Total gross revenue	3,650	100.0	4,540	100.0	10,380	100.0	12,996	100.0
Less: Agency and national representative commissions	533	14.6	647	14.3	1,468	14.1	1,832	14.1

Net broadcast revenue	3,117	85.4	3,893	85.7	8,912	85.9	11,164	85.9
Trade and barter revenue	337		406		991		1,253
Revenue from Nexstar Finance, L.L.C.	423		678		1,409		1,765

Total net revenue	$3,877		$4,977		$11,312		$14,182

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2003		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$3,877	100.0	$4,977	100.0	$11,312	100.0	$14,182	100.0
Operating expenses:
Direct operating expenses, net of trade	359	9.3	532	10.7	1,328	11.7	1,941	13.7
Selling, general and administrative expenses	841	21.7	1,165	23.4	2,575	22.8	3,547	25.0
Selling, general and administrative expenses paid to Nexstar Finance, L.L.C.	1,232	31.8	1,682	33.8	3,215	28.4	4,227	29.8
Trade and barter expense	328	8.5	374	7.5	946	8.4	1,136	8.0
Depreciation and amortization	769	19.8	1,076	21.6	1,812	16.0	2,880	20.3
Amortization of broadcast rights, excluding barter	475	12.3	398	8.0	953	8.4	1,031	7.3

Income (loss) from operations	$(127)		$(250)		$483		$(580)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Net broadcast revenue for the three months ended September 30, 2003 was $3.9 million, an increase of $0.8 million, compared to $3.1 million for the three months ended September 30, 2002. Of this increase, $0.9 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002. On a same station basis, net broadcast revenue was $1.8 million for the three months ended September 30, 2003 as compared to $1.9 million for the same period in 2002.

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the three months ended September 30, 2003 were $3.4 million, an increase of $1.0 million, compared to $2.4 million for the three months ended September 30, 2002. This increase was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002. On a same station basis, direct operating expenses and selling, general and administrative expenses, net of trade, were $1.5 million for both the three months ended September 30, 2003 and 2002, respectively.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2003 was $0.4 million, relatively flat compared to $0.5 million for the three month period ended September 30, 2002.

Depreciation of property and equipment and amortization of intangible assets for the three months ended September 30, 2003 was $1.1 million, an increase of $0.3 million, compared to $0.8 million for the three months ended September 30, 2002. The increase was attributable to the stations acquired after January 1, 2002.

Loss from operations for the three months ended September 30, 2003 was $0.3 million as compared to $0.1 million for the three months ended September 30, 2002. Of the $0.2 million increase in loss from operations, $0.4 million was attributable to stations acquired after January 1, 2002. On a same station basis, income from operations was $18 thousand for the three months ended September 30, 2003 as compared to a loss from operations of $0.2 million for the same period in 2002.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2003 was $0.8 million, compared to $0.7 million for the three months ended September 30, 2002. The increase was due to an increase of debt to fund the acquisitions of KODE, KRBC and KSAN, partially offset by lower cost of funds.

The minority interest of $0.2 million for the three months ended September 30, 2003 relates to the recognition of $0.2 million of expenses due to the application of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) as it pertains to the local service arrangement we have with WBAK (see Note 4 of the financial statements).

As a result of the factors discussed above, our net loss was $1.0 million for the three months ended September 30, 2003, compared to $0.7 million for the same period in 2002, an increase in net loss of $0.3 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

Net broadcast revenue for the nine months ended September 30, 2003 was $11.2 million, an increase of $2.3 million, compared to $8.9 million for the nine months ended September 30, 2002. Of this increase, $2.2 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002. On a same station basis, net broadcast revenue was $5.5 million for the nine months ended September 30, 2003 as compared to $5.4 million for the same period in 2002.

Direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the nine months ended September 30, 2003 were $9.7 million, an increase of $2.6 million, compared to $7.1 million for the nine months ended September 30, 2002. Of this increase, $2.9 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002, offset by $0.3 million of reductions in direct operating expenses at stations owned longer than one year. On a same station basis, direct operating expenses and selling, general and administrative expenses, net of trade, were $4.4 million for the nine months ended September 30, 2003 as compared to $4.7 million for the same period in 2002, a decrease of $0.3 million, or 5.7%, which resulted primarily from the full impact of cost reductions in the Joplin, Missouri market.

Amortization of broadcast rights, excluding barter, was $1.0 million for both the nine months ended September 30, 2003 and 2002, respectively.

Depreciation of property and equipment and amortization of intangible assets for the nine months ended September 30, 2003 was $2.9 million, an increase of $1.1 million, compared to $1.8 million for the nine months ended September 30, 2002. The increase was attributable to the stations acquired after January 1, 2002.

Loss from operations for the nine months ended September 30, 2003 was $0.6 million as compared to income from operations of $0.5 million for the nine months ended September 30, 2002. Of the $1.1 million decline in income from operations, $1.7 million was attributable to stations acquired after January 1, 2002. On a same station basis, income from operations was $0.2 million for the nine months ended September 30, 2003 as compared to a loss from operations of $0.4 million for the same period in 2002.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2003 was $3.3 million, compared to $2.2 million for the same period in 2002. The increase was due to the write-off during the first quarter of 2003 of $1.1 million of debt financing costs that resulted from the refinancing of the existing senior credit facility and an increase in debt to fund the acquisitions of KODE, KRBC and KSAN, partially offset by lower cost of funds.

The minority interest of $0.3 million for the nine months ended September 30, 2003 relates to the recognition of $0.3 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we have with WBAK (see Note 4 of the financial statements).

As a result of the factors discussed above, our net loss was $4.1 million for the nine months ended September 30, 2003, compared to $1.7 million for the same period in 2002, an increase in net loss of $2.4 million.

Liquidity and Capital Resources

As of September 30, 2003, cash and cash equivalents were $1.1 million, compared to $0.4 million as of September 30, 2002. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments to Nexstar, and the senior credit facilities.

Cash flows provided by operating activities were $1.1 million for the nine months ended September 30, 2003, compared to $0.6 million for the nine months ended September 30, 2002. The comparative increase in cash flows provided by operations of $0.5 million is primarily due to the timing of payments made or received on operating assets and liabilities.

Cash flows used for investing activities were $11.1 million for the nine months ended September 30, 2003, compared to $8.2 million for the nine months ended September 30, 2002. Cash flows used for investing activities for the nine months ended September 30, 2003 included the remaining $8.5 million payment for the acquisition of KRBC and KSAN, a down payment of $1.5 million against the purchase price of WBAK, and ongoing capital expenditures. We expect to pay the remaining $1.5 million purchase price for WBAK during the fourth quarter of 2003. Cash flows used for investing activities for the nine months ended September 30, 2002 included the remaining $8.0 million payment for the acquisition of KODE and ongoing capital expenditures.

Cash flow provided by financing activities were $10.5 million for the nine months ended September 30, 2003, compared to $7.5 million for the nine months ended September 30, 2002. The change in cash flows from financing activities for the nine months ended September 30, 2003 was primarily the result of (1) borrowings under the senior credit facilities of $67.2 million, (2) the repayment of $55.1 million of previous borrowings as a result of the refinancing of the senior credit facility on February 13, 2003, and (3) the payment of debt financing costs of approximately $1.5 million. The change in cash flows from financing activities for the nine months ended September 30, 2002 was the result of borrowings under the senior credit facilities of $7.5 million. As of September 30, 2003, there was approximately $17.9 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at September 30, 2003. Our credit agreement was refinanced in February 2003 as a result of our pending acquisitions. The terms of the amended credit facilities are described below.

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

On February 13, 2003, we obtained new senior secured credit facilities (the “new credit facilities”). The new credit facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay related debt financing costs and provide additional working capital. Financial covenants under the new credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a consolidated senior leverage ratio of 4.25 times the last twelve months operating cash flow through June 29, 2004. Covenants also include, without limitations, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2003, we had drawn $55.0 million on our term loan and $12.2 million under our revolver. Interest rates associated with the new credit facilities are based, at our option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.87% to 4.38% at September 30, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of the revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The term loan is subject to scheduled mandatory repayments, and the revolver is subject to scheduled mandatory commitment reductions commencing in 2004. Additionally, Nexstar has entered into a guarantor agreement, whereby Nexstar guarantees full payment of any obligations outstanding in the event of our default.

The refinancing of our senior credit facility resulted in the write-off during the first quarter of 2003 of $1.1 million of certain debt financing costs capitalized at December 31, 2002.

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of the credit facilities approximates their carrying value.

We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $180.0 million. As of September 30, 2003, $130.0 million was outstanding under Nexstar’s senior credit facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that, taken together, our current cash balances, internally generated cash flow, availability under our credit facilities, and continuation of the various arrangements between us and Nexstar should result in our having adequate cash resources to meet our debt service and other financial obligations for at least the next twelve months.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditures, cash film payments and other limits. We and Nexstar were in compliance with all such covenants at September 30, 2003.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million 12.0% senior subordinated Notes (the “Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Nexstar plans to issue $125.0 million of New Notes during the fourth quarter of 2003. The New Notes are expected to be guaranteed by all of the domestic existing and future subsidiaries of Nexstar and by us. The New Notes are general unsecured senior subordinated obligations, subordinated to all of our and Nexstar’s senior debt.

Digital Conversion

All of the Company’s stations currently are operating in compliance with FCC regulations regarding broadcasting digital signals. The Company is currently working with Bahakel Communications to initiate low power digital facilities for WBAK, which has at least until March 2004 to begin digital operations. The Company’s purchase of WBAK is expected to close during the fourth quarter of 2003, pending FCC consent. We estimate the digital conversion will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Expenditures for digital conversion were $0.7 million for the nine months ended September 30, 2003.

Contractual Obligations

The following summarized our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2003	2004 - 2005	2006 - 2007	Thereafter
Senior credit facilities	$67,150	$—	$1,100	$1,100	$64,950
Cash interest on debt	24,318	1,450	7,474	6,900	8,494
Broadcast rights current obligations	2,112	311	1,630	171	—
Broadcast rights future commitments	590	423	144	23	—
Capital commitments for digital television	137	137	—	—	—
WBAK purchase price obligation	1,500	1,500	—	—	—
Operating lease obligations	7,283	107	750	648	5,778

Total contractual cash obligations	$103,090	$3,928	$11,098	$8,842	$79,222

We have a remaining commitment of $1.5 million relating to our purchase of WBAK that we expect to pay at closing in the fourth quarter of 2003, pending FCC consent.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to, new credit facilities in the future and could increase the cost of such facilities.

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

The adoption of these new standards by us did not have a significant accounting impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2003 under our senior secured credit facilities bear interest at the base rate, or LIBOR, plus the applicable margin, as defined (ranging from 3.87% to 4.38% at September 30, 2003). Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations if interests rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), in a twelve-month period:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$2,119	$2,455	$2,791	$3,127	$3,462

Impact of Inflation

We believe that our results of operations are not significantly impacted by moderate changes in the inflation rate.

ITEM 4. CONTROLS AND PROCEDURES

(a) Mission carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of Mission’s management, including Mission’s president and treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s president and treasurer concluded that Mission’s disclosure controls and procedures (1) were effective in alerting him timely to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b. Reports on Form 8-K.

(1) Current Report of Form 8-K filed by Mission Broadcasting, Inc. on July 11, 2003, disclosing the consummation of Mission’s acquisition of KRBC and KSAN.

(2) Current Report on Form 8-K/A filed by Mission Broadcasting, Inc. on September 5, 2003, amending the Current Report on Form 8-K filed by Mission Broadcasting, Inc. on July 11, 2003, disclosing the consummation of Mission’s acquisition of KRBC and KSAN, to include financial statements for the businesses acquired and pro forma financial information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/S/	DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

Dated: November 14, 2003