Form 10-K
period 2003-12-31
MISSION BROADCASTING INC
filed 2004-03-31
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

OR

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

As of December 31, 2003, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at December 31, 2003.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc. Mission has entered into time brokerage, shared services and joint sales agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), but Mission does not own any equity interests in Nexstar. For a description of the relationship between Mission and Nexstar, see “Certain Relationships and Related Transactions.”

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

ABRY Partners, Nexstar Broadcasting Group Inc.’s principal stockholder through its various funds both before and after the merger, holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum do not own Mission, Mission of Amarillo or VHR and do not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum are deemed to have controlling financial interests under GAAP in Mission. Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and because of services and purchase options agreements with Mission, Mission of Amarillo and VHR. Due to these relationships and the common control therein, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. This conclusion is based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Commence Control’ in Relation of FASB Statement No. 141”.

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Nielsen Station Index dated November 2003 as estimated by the A.C. Nielsen Company, and as published in BIA Investing in Television, 2003 4th edition.

Unless the context indicates otherwise: (1) data relating to market rank, television household data and audience share are from The Nielsen Station Index for Sunday to Saturday, 6:00 a.m. to 2:00 a.m. dated November 2003 and (2) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards (for example, weekly cumulative audience share of at least 2.5% for Sunday to Saturday, 7:00 a.m. to 1:00 a.m.); and (3) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: The Simpsons and King of The Hill (20th Century Fox Film Corporation); Seinfeld (Columbia Tristar Television Distribution, a unit of Sony Pictures); Judge Judy, Entertainment Tonight, Frasier, Montel Williams, Becker and Spin City (Paramount Distribution, a division of Viacom, Inc.); Friends (Warner Brothers Domestic Television Distribution, a division of Time Warner Entertainment Co. LP); The Maury Povich Show (Studios USA Television Distribution LLC); That 70’s Show and Third Rock From The Sun (Carsey Werner Distribution LLC); Everybody Loves Raymond (Eyemark Entertainment); The Oprah Winfrey Show (King World Productions, Inc.); Starting Over (NBC Enterprises Domestic Syndication); Live with Regis and Kelly (Buena Vista); Family Feud (Tribune Entertainment Co.); and The Hughleys (20th Television, Inc.).

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. “Business—Risks Related to Our Company” and “Business – Risks Related to Our Industry” elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, unless required by law, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1. Business

Overview

Mission Broadcasting, Inc. (“Mission”, the “Company”, or also referenced as “we” “us” and “our”), formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002.

Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”) to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of certain of the station’s assets, which closed on September 30, 2002.

In January 2003, operations under a local marketing agreement commenced between Mission and LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliated station in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliated station in San Angelo, Texas. Operations under the local marketing agreement terminated in conjunction with Mission’s purchase of substantially all of the stations’ assets, which closed on June 13, 2003. On that date, Mission entered into a shared services agreement (“SSA”) with Nexstar regarding KRBC and KSAN.

In May 2003, Mission entered into a TBA with Bahakel Communications to provide certain programming to and to sell the advertising time of WBAK, the Fox affiliated station in Terre Haute, Indiana, pending Mission’s purchase of substantially all of station’s assets, which is expected to close in the second quarter of 2004. In addition, in May 2003, Mission entered into an SSA and a joint sales agreement (“JSA”) with Nexstar regarding WBAK.

In December 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications to acquire substantially all of the assets of WUTR, the ABC affiliated station in Utica, New York. The Federal Communications Commission (“FCC”) has granted its consent and the acquisition is expected to close in the second quarter of 2004.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

ABRY Partners, Nexstar Broadcasting Group Inc.’s principal stockholder through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum do not own the Mission, Mission of Amarillo or VHR and do not operate the television stations owned by the Mission, Mission of Amarillo or VHR, Nexstar and Quorum are deemed to have controlling financial interests under GAAP in the Mission, Mission of Amarillo and VHR due to their guarantees of the Mission’s, Mission of Amarillo’s and VHR’s debt and because of service and purchase option agreements with the Mission, Mission of Amarillo and VHR. Due to these relationships, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. This conclusion is based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation to FASB Statement No. 141”.

Mission has entered into various service agreements with Nexstar. WFXP and KHMT each has a TBA with Nexstar, which allows Nexstar to program most of each station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC

and WBAK each has an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. Pursuant to a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. The payment provisions for all the SSAs and JSAs discussed above were modified between December 30, 2003 and February 1, 2004. The revision of the payment terms had no effect on the services provided. Mission anticipates that under these agreements Nexstar will continue to receive substantially all of the available cash, after payment of debt service costs, generated by the stations.

WYOU, KODE, KRBC and KSAN each has an SSA with Nexstar, but each of WYOU, KODE, KRBC and KSAN has its own sales staff.

In addition to providing certain services to our television stations, Nexstar is also the guarantor of our debt. We are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Our shareholder has granted to Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

Nexstar does not own us or our television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”), Nexstar is deemed to have a controlling financial interest in them due to Nexstar’s guarantee of our debt and the service and purchase option agreements described above. In order for both Nexstar and Mission to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

Our principal offices are at 409 Lackawanna Avenue, Scranton, PA 18503. Our telephone number is (570) 961-2222.

Business Strategy

Emphasize Local Sales. We employ a high-quality local sales force at WYOU, KODE, KRBC and KSAN to capitalize on our investment in local programming. We believe that local advertising is attractive because our sales force is more effective with local advertisers, giving us a greater ability to influence this revenue source. Additionally, local advertising has historically been a more stable source of revenue than national advertising for television broadcasters. For the year ended December 31, 2003, the percentage of our total spot revenue, excluding political, from local advertising was 67.7%. We invest in our sales efforts by implementing comprehensive training programs and employing a sophisticated inventory tracking system to help maximize advertising rates and the amount of inventory sold in each time period.

Maintain Strict Cost Controls. We emphasize strict controls on operating and programming costs in order to increase broadcast cash flow. We continually seek to identify and implement cost savings at each of our stations.

Local Service Agreements. As of December 31, 2003, we have local service agreements in place with Nexstar in eleven markets: Erie, Pennsylvania; Wichita Falls, Texas – Lawton, Oklahoma, Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; and Springfield, Missouri.

In Erie, Pennsylvania, we have a time brokerage agreement dated as of April 1, 1996, as amended, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to us.

In Wichita Falls, Texas-Lawton, Oklahoma, we have a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar agreed to share the costs of certain services that Nexstar’s station KFDX and our stations KJTL and KJBO-LP individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming or sales. In consideration of services provided to KJTL and KJBO LP by KFDX personnel, we pay Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $70,000 per month.

Also in Wichita Falls, Texas-Lawton, Oklahoma, we have a joint sales agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to us of $100,000 per month, which may be adjusted according to our expenses. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KJTL/KJBO-LP revenue collected each month.

In Wilkes Barre-Scranton, Pennsylvania, we have a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls except for the monthly fee, which is $250,000 per month. It obligates Nexstar’s station,WBRE, to perform certain services for our station, WYOU.

Also in Wilkes Barre-Scranton, Pennsylvania, we have a joint sales agreement for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Joplin, Missouri-Pittsburg, Kansas, we have a shared services agreement dated as of April 1, 2002, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls. It obligates Nexstar’s station, KSNF, to perform certain services for our station, KODE.

Also in Joplin, Missouri-Pittsburg, Kansas, we have a joint sales agreement for the sale of commercial time for KODE dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR Act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Abilene-Sweetwater and San Angelo, Texas, we have a shared services agreement dated as of June 13, 2003, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls, except for the monthly fee, which is $150,000 per month. It obligates Nexstar’s station, KTAB, to perform certain services for our stations, KRBC and KSAN.

Also in Abilene-Sweetwater and San Angelo, Texas, we have a joint sales agreement for the sale of commercial time for KRBC and KSAN dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR Act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Terre Haute, Indiana, we have a shared services agreement dated as of May 9, 2003, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls. It obligates Nexstar’s station, WTWO, to perform certain services for our station, WBAK, which we will acquire in the second quarter of 2004. On January 13, 2004, the shared services fee was amended to a flat fee of $100,000 per month.

Also in Terre Haute, Indiana, we have a joint sales agreement for the sale of commercial time for WBAK dated as of May 9, 2003, which has an initial term of 10 years. Nexstar purchases advertising time from us for WBAK and retains the advertising revenue, in return for payments to us of $100,000 per month, which may be adjusted according to our expenses. On January 13, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the WBAK revenue collected each month.

In Amarillo, Texas, we have a shared services agreement, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, we pay Nexstar a monthly fee, calculated based on the cash flow of KCIT and KCPN-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $60,000 per month.

Also in Amarillo, Texas, we have a joint sales agreement for the sale of commercial time, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time from us for KCIT and KCPN-LP for $125,000 monthly payments (which may be adjusted according to KCIT and KCPN-LP expenses) to us. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KCIT/KCPN-LP revenue collected each month.

In Billings, Montana, we have a time brokerage agreement, dated as of December 14, 1994 (as amended), which has an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to us.

In Lubbock, Texas, we have a shared services agreement, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and our station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, we pay Nexstar a monthly servicing fee, calculated based on the cash flow of KAMC. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Lubbock, Texas, we have a joint sales agreement for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time available from us for KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to us. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KAMC revenue collected each month.

In Springfield, Missouri, we have a shared services agreement, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Lubbock. The agreement obligates Nexstar’s station, KDEB, to perform certain services for our Springfield station KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Springfield, Missouri, we have a joint sales agreement for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time from us for KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to us. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KOLR revenue collected each month.

The Stations

The following chart sets forth general information about the stations that we own and operate or provide services to:

Market Rank	Market	Station	Affiliation	Station Rank(1)	Commercial Stations in Market (1)(2)	FCC License Expiration Date
53	Wilkes Barre-Scranton, PA	WYOU	CBS	3	5	8/1/07
78	Springfield, MO	KOLR	CBS	2	4	2/1/06
129	Amarillo, TX	KCIT KCPN-LP	Fox —	4 —	5	8/1/06 8/1/06
141	Erie, PA	WFXP	Fox	4	4	8/1/07
143	Wichita Falls, TX- Lawton, OK	KJTL KJBO-LP	Fox UPN	4 —	5	8/1/06 8/1/06
146	Joplin, MO-Pittsburg, KS	KODE	ABC	2(tied)	4	2/1/06
147	Lubbock, TX	KAMC	ABC	2(tied)	6	8/1/06
148	Terre Haute, IN	WBAK	Fox	3	3	8/1/05
163	Abilene-Sweetwater, TX	KRBC	NBC	3	4	8/1/06
170	Billings, MT	KHMT	Fox	4	4	4/1/06
195	San Angelo, TX	KSAN	NBC	2	5	8/1/06

(1)	Source: BIA Investing in Television 2003 4th Edition
(2)	The term “commercial station” means a television broadcast station and does not include non-commercial stations, religious stations, cable program services or networks, or stations, other than those that we own or provide services to, whose audience shares from Sunday to Saturday 9 a.m. to midnight were not measurable.

Wilkes Barre-Scranton, PA

WYOU

Station Profile. We acquired WYOU, a CBS affiliate, in January 1998 and entered into a shared services agreement with Nexstar station, WBRE. For the November 2003 ratings period, WYOU ranked third in its market, with an in-market audience share of 20%. The station’s syndicated programming includes Seinfeld, Entertainment Tonight and Judge Judy.

Springfield, MO

KOLR

Station Profile. We acquired KOLR, a CBS affiliate, from VHR on December 30, 2003. For the November 2003 ratings period, KOLR ranked second in its market, with an in-market audience share of 36%. The stations’ syndicated programming includes Entertainment Tonight, Judge Judy and Starting Over.

Amarillo, TX

KCIT

Station Profile. We acquired KCIT, a Fox affiliate, from Mission of Amarillo on December 30, 2003. For the November 2003 ratings period, KCIT ranked fourth in its market, with an in-market audience share of 12%. The station’s syndicated programming includes Everybody Loves Raymond, Friends and Frasier.

KCPN-LP

Station Profile. We acquired KCPN-LP, an independent station, from Mission of Amarillo on December 30, 2003. The station’s syndicated programming includes King of The Hill, That 70’s Show and Becker.

Erie, PA

WFXP

Station Profile. In November 1998, we acquired WFXP, a Fox affiliate and became a party to an existing time brokerage agreement with Nexstar. For the November 2003 ratings period, WFXP ranked fourth in its market, with an in-market audience share of 10%. The station’s syndicated programming includes Friends, The Simpsons and That 70’s Show.

Wichita Falls, TX-Lawton, OK

KJTL

Station Profile. We acquired KJTL, a Fox affiliate, in June 1999. For the November 2003 ratings period, KJTL ranked fourth in its market, with an in-market audience share of 10%. The station’s syndicated programming includes The Simpsons, Friends and Everybody Loves Raymond.

KJBO-LP

Station Profile. We acquired KJBO-LP, a UPN affiliate, in June 1999. The station’s syndicated programming includes Spin City, Third Rock From The Sun and The Hughleys.

Joplin, MO-Pittsburg, KS

KODE

Station Profile. We acquired KODE, an ABC affiliate, in September 2002. From December 2001 through September 2002, we provided the programming and sold the advertising time on KODE pursuant to a time brokerage agreement. For the November 2003 ratings period, KODE ranked tied for second in its market, with an in-market audience share of 26%. The station’s syndicated programming includes Seinfeld, Live with Regis and Kelly and The Oprah Winfrey Show.

Lubbock, TX

KAMC

Station Profile. We acquired KAMC, an ABC affiliate, from VHR on December 30, 2003. For the November 2003 ratings period, KAMC ranked tied for second in its market, with an in-market audience share of 20%. The station’s syndicated programming includes Entertainment Tonight, Montel Williams and Live with Regis and Kelly.

Terre Haute, IN

WBAK

Station Profile. We entered into an agreement to acquire WBAK, a Fox affiliate, on May 9, 2003 with closing expected in the second quarter of 2004. For the November 2003 ratings period, WBAK ranked third in its market, with an in-market audience share of 8%. The station’s syndicated programming includes Seinfeld, Friends and Frasier.

Abilene-Sweetwater, TX

KRBC

Station Profile. We acquired KRBC, an NBC affiliate, from LIN Television on June 13, 2003. We began providing programming to and selling the advertising time for KRBC under a local marketing agreement in January 2003. For the November 2003 ratings period, KRBC ranked third in its market, with an in-market audience share of 23%. The station’s syndicated programming includes Entertainment Tonight, The Maury Povich Show and King of The Hill.

Billings, MT

KHMT

Station Profile. We acquired KHMT, a Fox affiliate, from VHR on December 30, 2003. For the November 2003 ratings period, KHMT ranked fourth in its market, with an in-market audience share of 7%. The station’s syndicated programming includes King of The Hill, That 70’s Show and The Simpsons.

San Angelo, TX

KSAN

Station Profile. We acquired KSAN, an NBC affiliate, from LIN Television on June 13, 2003. We began providing programming to and selling the advertising time for KSAN, which was known as KACB until October 30, 2003, under a local marketing agreement in January 2003. For the November 2003 ratings period, KSAN ranked second in its market, with an in-market audience share of 17%. The station’s syndicated programming includes The Maury Povich Show, Family Feud and Entertainment Tonight.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas, or DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides these data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods of determining a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

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

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 50.0% to 80.0%.

Direct broadcast satellite, or DBS, systems have also rapidly increased their penetration rate in the last decade, capturing more than 16% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-

view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which gives DBS operators the ability to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. DirecTV and/or EchoStar currently provide satellite carriage of our stations in the Wilkes Barre-Scranton and Springfield markets.

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

All network-affiliated stations are required to carry advertising sold by their networks which reduces the amount of advertising time available for sale by our stations. Except for our stations operated under joint sales or time brokerage agreements, our stations sell the remaining advertising to be inserted in network programming and the advertising in non-network programming, retaining all of the revenue received from these sales. A national syndicated program distributor will often retain a portion of the available advertising time for programming it supplies in exchange for no fees or reduced fees charged to the stations for such programming. These programming arrangements are referred to as barter programming.

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

National Sales

National advertising time is sold through national sales representative firms which call upon advertising agencies, whose clients typically include automobile manufacturers and dealer groups, telecommunications companies, fast food franchisers, and national retailers (some of which may advertise locally).

Network Affiliations

Each station which we own or provide services to is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
KSAN	San Angelo, TX	NBC	December 2010
KHMT	Billings, MT	Fox	November 2008
WBAK	Terre Haute, IN	Fox	June 2008
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
WFXP	Erie, PA	Fox	March 2006
KCIT	Amarillo, TX	Fox	March 2006
KAMC	Lubbock, TX	ABC	October 2005
KOLR	Springfield, MO	CBS	June 2005
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2004(2)
KCPN-LP	Amarillo, TX	(1)

(1)	Not affiliated with a network.
(2)	Or upon 30 days prior written notice by UPN.

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

Audience. Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on the CBS, ABC, Fox and UPN affiliated stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs purchased for cash, cash and barter, or barter only.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Increasingly, our stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on one of our stations. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“Communications Act”) and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory requirements and policies currently in effect.

License Grant and Renewal. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. The vast majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC must grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing.

No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

Our stations will be required to renew their licenses beginning in April 2005.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station operator for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The FCC prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The FCC has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station, cable television system or daily newspaper.

Local Ownership (Duopoly Rule). On June 2, 2003, the FCC modified its local television (duopoly) ownership rule to provide greater opportunities for television duopolies in certain circumstances. The modified rule allows common ownership of two television stations in markets (defined using A.C. Nielsen Company’s DMAs) with 17 or fewer television stations, and ownership of up to three stations in markets with 18 or more television stations; provided, however, a single entity may not acquire an attributable interest in more than one station that is ranked among the top-four stations in the market based on audience share. Therefore, the new FCC rules prohibit same market combinations in markets with fewer than five stations. In determining how many television stations are in a market, the FCC counts commercial and noncommercial stations.

The modified rule allows the FCC to consider waivers of the duopoly rule. The FCC will consider waivers to allow common ownership for failed, failing and unbuilt stations. In addition, the FCC will consider waivers to allow common ownership of two top-four ranked stations in markets with 11 or fewer television stations. The FCC will consider a wavier of the top-four station prohibition if a merger between stations will reduce a significant competitive disparity between the merging stations and a more dominant station; if the merger will assist the merging stations with their transition to digital operations; if the merger will significantly increase news and local programming; if one or both of the stations to be merged are UHF stations; and if the merger will produce significant public interest benefits.

The rule as modified on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of appeals to the U.S. Court of Appeals. The modified rule also is subject to petitions for reconsideration filed with the FCC and Congressional review and potential modification. The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the Court proceedings and any further FCC proceedings.

Under the 1999 duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are a least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The 1999 rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the newly modified rule and the 1999 rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until at least 2004. This “grandfathered” period will be reviewed under the FCC’s 2004 biennial review and is subject to possible extension or termination. In certain of our markets we own and operate both full power and low power television broadcast stations; in Wichita Falls, we own and operate KJTL and KJBO-LP; and in Amarillo, we own and operate KCIT and KCPN-LP. The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full power television stations and not low power television stations such as KJBO-LP and KCPN-LP.

We currently do not operate any stations that meet the modified local duopoly rule (and the 1999 rule) that allows us to own two stations in the market.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50 percent of a market’s percentage of total national audience. In 1996, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 35 percent of all U.S. television households and the FCC thereafter adopted a corresponding rule. On January 22, 2004, the President signed into law an Act which directs the FCC to modify this rule to allow one party to hold attributable interests in television stations which reach in the aggregate 39 percent of all U.S. television households. The FCC currently is seeking comment on whether this Act has any impact on the FCC’s authority to examine and modify the UHF discount.

Cross Media Ownership. On June 2, 2003, the FCC voted to eliminate its Radio/Television Cross-Ownership Rule and its Local/Television Newspaper Cross-Ownership Rule, replacing both with a new single cross media ownership rule. Under this new cross media ownership rule, in markets with three or fewer television stations, no cross-ownership is permitted among TV, radio and newspapers. In markets with four through eight television stations, one entity may own or have attributable interests in (1) a daily newspaper, one TV station and up to one-half of the radio station limit for the market under the local radio rules; or (2) a daily newspaper and up to the radio station limit for the market; or (3) two TV stations (if permissible under the duopoly rule) and up to the radio station limit for that market. In markets with nine or more television stations, there are no cross media limits.

The new cross media ownership rule adopted on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of appeals to the U.S. Court of Appeals. The new rule is also subject to petitions for reconsideration at the FCC and Congressional review and potential modification. So long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continues to govern pending the outcome of the Court proceedings and any further FCC proceedings.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). The FCC voted to eliminate this rule when it adopted its new cross media ownership rule on June 2, 2003. However, so long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the one-to-a-market rule continues to govern common ownership of radio and television stations in the same market. In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. The FCC voted to eliminate this rule when it adopted its new cross media ownership rule on June 2, 2003. However, so long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the local television/newspaper cross-ownership rule continues to govern common ownership of newspapers and television stations in the same market. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Local Television/Cable Cross-Ownership. There is no longer any FCC rule prohibiting co-ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election whether they choose to exercise their “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2002 for the three-year period that began January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

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

WYOU, KRBC and KSAN have elected to exercise their retransmission consent rights; WFXP, KJTL and KJBO-LP have opted for must-carry status; and KODE has both retransmission consent agreements and must-carry status. Our newly acquired stations KOLR, KCIT, KCPN-LP, KAMC and KHMT have elected retransmission consent rather than must-carry status in most instances and have either negotiated long-term carriage agreements ranging from three to seven years or interim carriage agreements ranging for a shorter period of time, all of which provide for the carriage of the stations’ signals.

Direct-to-Home Satellite Services and Must-Carry. In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999, or SHVIA. This statute required providers of direct broadcast satellite services such as DirecTV and EchoStar to carry upon request the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. Satellite providers also may provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. The distant signal provision of SHVIA expires on December 31, 2004, although Congress could enact legislation to extend it. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service; however, Congress is currently examining whether to allow subscribers to receive distant signals for digital television programming.

Prior to January 1, 2002, in those markets where satellite providers had elected to provide carriage of local television stations, such carriage was generally limited to the local affiliates of the major networks, including ABC, CBS, NBC and Fox. As of January 1, 2002, satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and digital broadcast satellite operators are now providing other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. A judicial challenge to the SHVIA must-carry requirement was unsuccessful. DirecTV and/or Echostar currently provide satellite carriage of our stations in the Wilkes Barre-Scranton and Springfield markets.

In November 2000, the FCC adopted rules implementing the requirements of SHVIA. These include requiring commercial television stations to elect between retransmission consent and must-carry status. The first election was made by July 1, 2001, for carriage to commence January 1, 2002, for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Digital Television. Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new advanced television channels to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a DTV channel (which is different from the station’s analog channel). In general, the DTV channels assigned to television stations are intended to allow stations to have their DTV coverage areas replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Under current FCC guidelines, all commercial television station operators were required to begin broadcasting with DTV transmission systems no later than May 1, 2002 unless they obtained an extension of time. Currently, all of our stations are broadcasting a low-power DTV signal, in compliance with FCC requirements. WBAK, which we are expected to acquire from Bahakel Communications in the second quarter of 2004, has an extension of time until March 24, 2004 to construct digital facilities.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. Once a station begins broadcasting its DTV signal, it may broadcast both its analog and DTV signals until December 31, 2006, after which, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Starting April 1, 2004, commercial station operators must simulcast at least 75% of the video programming broadcast on their analog channel. The required simulcast percentage will increase again on April 1, 2005, when an operator must simulcast 100% of its programming on its analog and DTV channels.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition period from simultaneous digital and analog transmission to DTV-only operation. At the end of the transition period these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to their analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the “core” channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group.

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

The conversion to DTV required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. We estimate that an average additional capital expenditure of approximately $0.7 million per station will be required to modify the transmitter for full-power digital signal programming. In addition, for some of our stations, we may have to undertake capital expenditures to modify tower structures and purchase studio and production equipment that can support digital format.

With respect to cable system carriage of television stations that are broadcasting both an analog and DTV signal, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not presently have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. The FCC has pending a rule making proceeding examining whether to allow such stations to assert must-carry rights for both their analog and DTV signals, but has tentatively concluded that it will not do so. The FCC has requested further comments on this issue in order to develop a more complete record before issuing a final decision. If a television station operates only a DTV signal, or returns its analog channel to the FCC and converts to digital operations, it may assert must-carry rights for its DTV signal.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free. Digital television signals that are carried on a cable system must be available to subscribers on the system’s basic service tier.

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

Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts; and

•	technical operations, including limits on radio frequency radiation.

On November 7, 2002, the FCC adopted new EEO rules. These new rules, which became effective on March 10, 2003, require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years.

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

Proposed Legislation and Regulations. The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2003, we had a total of 99 employees, all full-time employees. As of December 31, 2003, 9 of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities. However, we cannot assure you that our collective bargaining agreement will be renewed in the future, or that we will not experience a prolonged labor dispute, which could have a material adverse effect on our business, financial condition, or results or operations.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2003, we had $143.0 million of debt which represented 210.7% of our total capitalization. Our high level of debt could have important consequences to our business. For example it could:

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

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. The following table sets forth, as of December 31, 2003, the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced.

	Total	2004	2005-2006	2007-2008	Thereafter
	(dollars in thousands)
Mission senior credit facilities	$143,000	$1,400	$2,800	$2,800	$136,000

We could also incur additional debt in the future. The terms of our senior credit facilities limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing our debt contain various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facilities contain various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

In addition, our senior credit facilities require us to maintain or meet certain financial ratios, including consolidated leverage ratios and interest coverage ratios. Future financing agreements may contain similar, or even more restrictive, provisions and covenants. As a result of these restrictions and covenants, our management’s ability to operate our business at its discretion is limited, and we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

We guarantee $285.0 million of Senior Subordinated Notes and $62.0 million of outstanding bank loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facilities agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $43.0 million unused commitments available under its senior credit facilities.

Our broadcast operations could be adversely affected if we fail to renew on favorable terms, if at all, our network affiliation agreements.

We have affiliation agreements with NBC, CBS, ABC, Fox and UPN. Each of NBC, CBS and ABC generally provide our stations with up to 22 hours of prime time programming per week, while Fox and UPN provide up to 15 hours of prime time programming per week. With respect to our affiliation agreements with NBC, CBS and ABC, our stations broadcast network-inserted commercials during the programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, we cannot assure you of the future success of the network’s programming or the continuation of that programming. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with NBC, CBS, ABC, Fox and UPN. However, we cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming or compensation to our NBC, CBS and ABC affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement could adversely affect our business. For information about when we must renew our network affiliation agreements, see “Business—Industry Background.”

The FCC may decide to terminate “grandfathered” time brokerage agreements during a biennial review.

The FCC currently attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage (“TBA”) or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC has stated that it proposes to review these “grandfathered” TBAs during its next biennial review (which may be initiated in 2004 or later). During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, Nexstar and Mission will be required to terminate the TBAs for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

We have a history of net losses and a substantial accumulated deficit.

We have had net losses of $13.2 million, $10.3 million and $17.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2003, we had an accumulated deficit of $74.3 million. We may not be able to achieve or maintain profitability.

Nexstar will provide the necessary financial and other resources to Mission via the continuation of the various service agreements in place between Mission and Nexstar, for at least the next 12 months from December 31, 2003, in order to enable Mission to continue to operate as a going concern.

We have a material amount of intangible assets, and if we are required to write down intangible assets in future periods to comply with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations.

Approximately $90.1 million, or 76.4%, of our total assets as of December 31, 2003, consists of unamortized intangible assets. Intangible assets principally include network affiliation agreements, FCC licenses and goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional test of our goodwill and FCC licenses for impairment. Impairment tests conducted by Mission for the year ended December 31, 2002, resulted in an impairment loss of $2.0 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle. We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2003 with no impairment resulting from our testing.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive some of our revenue from the sale of advertising time. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;

•	the popularity of our programming;

•	fluctuations in pricing for local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising based media, particularly newspapers, cable television, Internet and radio;

•	the decreased demand for political advertising in non-election years; and

•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, our reliance on advertising revenue makes our operating results susceptible to prevailing economic conditions. In general, advertising revenue declined substantially in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001. We cannot assure you that our programming will attract sufficient targeted viewership or that we will achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. In addition, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in advertising revenue could have a significant negative impact on our financial results.

Our business is characterized generally by high fixed costs, primarily for debt service, broadcast rights and personnel. Other than commissions paid to our sales staff and outside sales agencies, our expenses do not vary significantly with the increase or decrease in advertising revenue. As a result, a relatively small change in advertising prices could have a disproportionate effect on our financial results. Accordingly, a minor shortfall in expected revenue could have a significant negative impact on our financial results.

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

It will be expensive to convert from the current analog format to digital format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and our most recent estimate is that it will require an average additional capital expenditure of approximately $0.7 million per station to modify the transmitter for full-power digital signal transmission. We may have to undertake capital expenditures for some of our stations to modify our tower structures and to purchase studio and production equipment that can support digital format. The transition to digital television, or DTV, eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if and when the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If direct broadcast satellite companies do not carry the stations that we own, we could lose revenue and audience share.

The Satellite Home Viewer Improvement Act of 1999 allows direct broadcast satellite television companies to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our stations in only our Wilkes Barre-Scranton and Springfield markets, and may choose not to carry local stations in any of our other markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services will be unable to view our stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service; some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in our respective markets and with other advertising media, including newspapers, magazines, radio stations, cable television and the Internet.

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

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of the stations we own or provide services to could become the owner of a competing station in the market.

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. This rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule pending the outcome of the appeals to the U.S. Court of Appeals. For more information about this rule, which also remains subject to petitions for reconsideration and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

Item 2. Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio—News Bureau/Office	Leased	6,977 Sq. Ft.	12/1/04
Sales Office	Leased	800 Sq. Ft.	10/31/04
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month/Month

WFXP—Erie, PA
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/04
Office – Studio	100% Owned	9.87 Acres	—
Office – Studio	100% Owned	15,533 Sq. Ft.	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year/Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	2 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio	Leased	3.485 Acres	4/30/06
Tower/Transmitter Site	Leased	10 Acres	5/15/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office Studio(2)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Panhandle, OK	Leased	80 Sq. Ft.	9/30/03(3)

KAMC—Lubbock, TX
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

(1)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.
(2)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.
(3)	Renewal pending.
(4)	The office space and studio used by KAMC are owned by Nexstar.

Item 3. Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of the Shareholder

In December 2003, Mission obtained written consent from its sole shareholder authorizing the merger of VHR and Mission of Amarillo with and into Mission.

PART II

Item 5. Market For Common Stock and Related Stockholder Matters

Market Information

As of December 31, 2003, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6. Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 has been derived from our restated financial statements giving effect to the Mission of Amarillo and VHR common control merger. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers noted above constituted tax-free reorganizations and have been accounted for as merger of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

	Fiscal year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net broadcast revenue(1)	$15,668	$13,191	$7,267	$8,907	$—
Trade and barter revenue	2,574	2,224	2,345	2,871	2,035
Revenue from Nexstar Broadcasting, Inc. (2)	10,204	12,337	14,106	14,432	22,819

Total net revenue	28,446	27,752	23,718	26,210	24,854
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,611	3,716	2,455	2,122	3,772
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	6,040	4,748	3,237	3,619	7,928
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	5,909	4,447	3,993	3,630	—
Amortization of broadcast rights	4,126	3,954	4,084	4,848	4,223
Depreciation and amortization	9,499	8,956	10,896	11,874	11,040

Income (loss) from operations	(1,739)	1,931	(947)	117	(2,109)
Interest expense	(7,574)	(8,860)	(12,298)	(12,793)	(12,719)
Interest income	7	14	15	28	52
Loss on extinguishment of debt	(2,582)	(276)	(810)	(2,655)	—
Other income (expenses), net	1,019	(249)	(3,070)	(240)	(122)

Loss before income taxes	(10,869)	(7,440)	(17,110)	(15,543)	(14,898)
Income tax expense	(2,738)	(900)	(20)	(18)	(440)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(13,607)	(8,340)	(17,130)	(15,561)	(15,338)
Cumulative effect of change in accounting principle	—	(1,997)	—	—	—
Minority interest in consolidated entity	420	—	—	—	—

Net loss	$(13,187)	$(10,337)	$(17,130)	$(15,561)	$(15,338)

Balance Sheet Data (end of period):
Cash and cash equivalents	$1,857	$526	$656	$395	$802
Working capital deficit	(29,614)	(34,149)	(21,394)	(3,756)	(3,413)
Net intangible assets and goodwill	90,143	88,732	83,920	77,485	98,206
Total assets	118,044	109,879	109,870	98,869	132,539
Total debt	143,000	133,855	126,254	136,087	135,067
Total shareholder’s deficit	(75,130)	(61,082)	(50,745)	(48,695)	(18,054)

Cash Flow Data:
Net cash provided by (used in):
Operating activities	9,716	3,024	9,958	1,363	(563)
Investing activities	(13,196)	(9,985)	1,916	(450)	(56,604)
Financing activities	4,811	6,831	(11,613)	(1,319)	53,908

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$1,204	$234	$(7,916)	$450	$2,074
Cash payments for broadcast rights	2,044	1,933	1,827	2,344	1,715

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.
(2)	We have entered into various management and service agreements with Nexstar. Mission has shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for a monthly service fee. Through joint sales agreements, we allow Nexstar to sell and receive the revenue from the advertising time on our stations in return for monthly payments to us. Mission also has time brokerage agreements with Nexstar that allows Nexstar to perform services for us, sell the advertising time and receive the advertising revenue and program the station in return for a monthly fee from us. Other revenue is comprised primarily of reimbursements of: (i) interest expense, (ii) payments for broadcast rights, and (iii) technical, programming and administrative expenses. Revenue also includes the fees charged to Nexstar pursuant to these joint sales agreements.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and, unless required by law, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”), VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the year ended December 31, 2003, versus the year ended December 31, 2002 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. References to a comparison on a same station basis for the year ended December 31, 2002 versus the year ended December 31, 2001 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We own and operate the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. In addition, we program television station WBAK pursuant to a time brokerage agreement. We have various local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

We have the following local service agreements with Nexstar:

•	WFXP and KHMT each has a time brokerage agreement (“TBA”) with Nexstar, which allows Nexstar to program most of the stations’ broadcast time, sell the stations’ advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to us.

•	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK each has a shared services agreement (“SSA”) with Nexstar, which allows the sharing of services, including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. Through joint sales agreements (“JSA”), we have also granted Nexstar the rights to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to us. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. We anticipate that Nexstar will continue to receive substantially all of the available cash, after payment of debt services costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements.

•	Each of WYOU, KODE, KRBC and KSAN has an SSA with Nexstar, but each of WYOU, KODE, KRBC and KSAN has its own sales staff.

•	Each of WYOU, KODE, KRBC and KSAN has a JSA with Nexstar, the terms of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The terms of these JSAs are substantially similar to the terms of Nexstar’s JSAs with KJTL, KJBO-LP, WBAK, KOLR, KCIT, KCPN-LP and KAMC. The agreements are provisional and not operational at this time.

For more information about our local service agreements with Nexstar, see Note 4 to the Financial Statements.

In addition to providing certain services to our television stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Our shareholder has granted to Nexstar purchase options to acquire the assets and liabilities of each of our television stations for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

The operating revenue of our stations is derived primarily from revenue from the JSAs with Nexstar and advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

Each of our stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. Each of NBC, CBS and ABC compensates our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation. Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as a component of trade and barter revenue.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 64.7% and 67.7% of our spot revenue for the years ended December 31, 2002 and December 31, 2003, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, despite the loss of substantial political revenue in 2002, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising. This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004.

Also, political revenue is a factor when comparing our results for the three-year period. During an election year, political revenue makes up a significant portion of the increase in revenue in that year. Our 2002 results include the impact of additional advertising related to regional elections for governorships and congressional seats. Since 2004 is a presidential election year and political revenue during a presidential election year is generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by Nexstar and us during the fiscal years ended December 31, 2001, 2002, 2003 affect the year-to-year comparability of the operating results discussed below:

•	In December 2001, we entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (a subsidiary of the company currently known as Piedmont Holdings, LLC) with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. Pursuant to the TBA, we were allowed to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in consideration for a monthly fee. In September 2002, we acquired certain of the assets of KODE for $14.0 million. On April 1, 2002, we entered into an SSA with Nexstar pursuant to which Nexstar provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar.

•	On December 13, 2002, we entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million. Pursuant to terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN.

•	On May 9, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. We will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, we made a down payment of $1.5 million against the purchase price, which was funded from our senior credit facilities. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from us. We also entered into a joint sales agreement, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us. The transaction is expected to close in the second quarter of 2004. We have evaluated our arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and have determined that we are the primary beneficiary of WBAK. We have therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

•	On December 17, 2003, we entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under our senior credit facilities. The FCC has granted its consent and the acquisition is expected to close in the second quarter of 2004. Upon the closing of the acquisition, Nexstar will enter into local service agreements with us to provide services to WUTR.

Recent Developments

New Credit Facilities

On February 13, 2003, we obtained new senior secured credit facilities. The facilities consisted of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay for related debt financing costs and provide additional working capital. Financial covenants under the new senior secured credit facilities include a total consolidated leverage ratio of Nexstar and us of 7.25 times the last twelve months operating cash flow (as defined in the credit agreement) through March 30, 2004 and a senior leverage ratio of 4.25 times the last twelve months operating cash flow (as defined in the credit agreement) through June 29, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.10 to 1.00 through September 29, 2004. The term loans amortize at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009.

The VHR and Mission of Amarillo Merger

On September 12, 2003, we entered into purchase agreements with VHR for the purchase of television stations KOLR, KHMT and KAMC, and with Mission of Amarillo for the purchase of television stations KCIT and KCPN-LP. In the fourth quarter of 2003, VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Quorum provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, which were substantially similar to Nexstar’s local service agreements with us. On September 12, 2003, Nexstar Broadcasting Group, L.L.C. signed a definitive agreement to acquire all of the subsidiaries of Quorum. On December 30, 2003, we completed the acquisition of the television stations from VHR and Mission of Amarillo and Nexstar Broadcasting Group, Inc. completed its acquisition of the Quorum subsidiaries. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries, and we became a party to such agreements as the successor to Mission of Amarillo and VHR. We also entered into new option agreements with Nexstar for the purchase of these stations.

WUTR Acquisition

On December 17, 2003, we entered into a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under our senior credit facilities. The acquisition is expected to close in the second quarter of 2004. Upon the closing of the acquisition, Nexstar will enter into local service agreements with us to provide services to WUTR.

Amended Credit Facilities

On December 30, 2003, we amended our senior secured credit facilities. The amended facilities consist of a $140.0 million term loan and a $30.0 million revolver. We used the proceeds to refinance its existing senior secured credit facilities, pay for related debt financing costs and finance the acquisition of television stations KOLR, KAMC, KCIT, KCPN-LP and KHMT. The amendments to our senior secured credit facilities resulted in the write off of $0.8 million of debt financing costs during the fourth quarter of 2003.

Nexstar’s New Senior Subordinated Notes

On December 30, 2003, Nexstar secured proceeds from the offering of $125.0 million 7% Senior Subordinated Notes (“Notes”) due 2014 in a private placement. The net proceeds of the debt offering along with existing credit facilities and cash on hand (including all remaining proceeds of the public offering of stock) were used in the merger with Quorum. The debt was offered in a private placement and is not registered to sell in any of the publicly traded national markets.

The Notes were issued at 100% face value with a maturity date of January 15, 2014 and managed by Banc of America Securities LLC, Bear, Stearns & Co. Inc. and RBC Capital Markets. The interest on the 7% Notes is to be paid on each January 15 and July 15 commencing on July 15, 2004. The 7% notes are guaranteed by all of Nexstar’s existing and future subsidiaries.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$10,922	59.4	$7,626	48.6	$3,552	40.5
National	5,208	28.3	4,167	26.5	3,445	39.3
Political	434	2.4	2,235	14.2	593	6.8
Network compensation	1,581	8.6	1,637	10.4	1,097	12.5
Other	231	1.3	34	0.2	81	0.9

Total gross revenue	18,376	100.0	15,699	100.0	8,768	100.0
Less: Agency and national representative commissions	2,708	14.7	2,508	16.0	1,501	17.1

Net broadcast revenue	15,668	85.3	13,191	84.0	7,267	82.9
Trade and barter revenue	2,574		2,224		2,345
Revenue from Nexstar Broadcasting, Inc.	10,204		12,337		14,106

Total net revenue	$28,446		$27,752		$23,718

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$28,446	100.0	$27,752	100.0	$23,718	100.0
Operating expenses:
Corporate expenses	1,033	3.6	581	2.1	537	2.3
Station direct operating expenses, net of trade	4,146	14.6	3,356	12.1	2,278	9.6
Selling, general and administrative expenses	5,007	17.6	4,168	15.0	2,699	11.4
Selling, general and administrative expense paid to Nexstar Broadcasting, Inc.	5,909	20.8	4,447	16.0	3,993	16.8
Trade and barter expense	2,531	8.9	2,206	7.9	2,348	9.9
Depreciation and amortization	9,499	33.4	8,956	32.3	10,896	45.9
Amortization of broadcast rights, excluding barter	2,060	7.2	2,107	7.6	1,914	8.1

Income (loss) from operations	$(1,739)		$1,931		$(947)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Net broadcast revenue for the year ended December 31, 2003 was $15.7 million, an increase of $2.5 million, compared to $13.2 million for the year ended December 31, 2002. Of this increase, $4.0 million was attributed to stations acquired or for which a local service agreement was entered into after January 1, 2002, offset by $1.1 million of reductions in net broadcast revenue at stations owned longer than one year. On a same station basis, net broadcast revenue was $7.0 million for the year ended December 31, 2003 as compared to $8.5 million for the same period in 2002. The decline in net revenue was primarily attributable to the decline in political revenue.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 2003 were $15.1 million, an increase of $3.1 million, compared to $12.0 million for the year ended December 31, 2002. Of this increase, $3.9 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002, offset by $0.8 million of reductions in direct operating expenses at stations owned longer than one year. On a same station basis, direct operating expenses and selling, general and administrative expenses, net of trade, were $7.8 million for the year ended December 31, 2003 as compared to $8.6 million for the same period in 2002, a decrease of $0.8 million, or 9.3%, which resulted primarily from reduced payments under an outsourcing arrangement and reduced health benefit costs incurred during the year ended December 31, 2003.

Corporate expenses, related to costs associated with the centralized management of our stations, for the year ended December 31, 2003 were $1.0 million, compared to $0.6 million for the year ended December 31, 2002, an increase of $0.4 million. The increase was primarily attributed to an increase in personnel and personnel related costs.

Amortization of broadcast rights, excluding barter, was $2.1 million for both the years ended December 31, 2003 and 2002.

Depreciation of property and equipment was $3.6 million for the year ended December 31, 2003, compared with $3.7 million for the comparable period in 2002, a decrease of $0.1 million.

Amortization of intangibles was $5.9 million for the year ended December 31, 2003, compared with $5.3 million for the comparable period in 2002, an increase of $0.6 million. The increase was attributable to the stations acquired after January 1, 2002.

Loss from operations for the year ended December 31, 2003 was $1.7 million as compared to a gain from operations of $1.9 million for the year ended December 31, 2002, a decrease of $3.6 million. A $1.3 million loss from operations was attributable to stations acquired after January 1, 2002. On a same station basis, income from operations was $6.3 million for the year ended December 31, 2003 as compared to $1.1 million for the same period of 2002. The decrease in income from operations was due primarily to increased cost of operation.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2003 was $7.6 million, compared to $8.9 million for the same period in 2002, a decrease of $1.3 million. The decrease was attributable to lower cost of financing due to interest rate reductions in 2003.

Loss on extinguishment of debt for the year ended December 31, 2003 was $2.6 million compared to $0.3 million for the year ended December 31, 2002. The increase is due to the write-off of financing costs related to debt that was refinanced in 2003.

Income taxes for the year 2003 were $2.7 million compared to $0.9 million for the year ended 2002. The increase is attributed to change in the valuation allowance on tax benefits carried over from prior years.

The minority interest of $0.4 million for the year ended December 31, 2003 relates to the recognition of $0.4 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we have with WBAK (see Note 4 of the financial statements).

As a result of the factors discussed above, our net loss was $13.2 million for the year ended December 31, 2003, compared to $10.3 million for the same period in 2002, an increase in net loss of $2.9 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Net broadcast revenue for the year ended December 31, 2002 was $13.2 million, an increase of $5.9 million, compared to $7.3 million for the year ended December 31, 2001. The increase in revenue was attributed to $4.7 million from the addition of KODE and $1.3 million in increased political campaign revenue. We expect to have higher advertising revenue during the even-numbered years as a result of revenue associated with the political campaigns and lower advertising revenue during the odd-numbered years with nominal political activity.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2002 were $12.0 million, compared to $9.0 million for the year ended December 31, 2001, an increase of $3.0 million. An increase of $2.7 million was attributed to the addition of KODE, with the remainder attributed to inflationary costs.

Corporate expenses, related to costs associated with the centralized management of our stations, for the year ended December 31, 2002 were $0.6 million, compared to $0.5 million for the year ended December 31, 2001, an increase of $0.1 million. The increase was primarily attributed to an increase in personnel costs.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2002 was $2.1 million, compared to $1.9 million for the year ended December 31, 2001, an increase of $0.2 million. The increase is a result of the addition of KODE.

Depreciation of property and equipment was $3.7 million for the year ended December 31, 2002, compared to $3.8 million for the comparable period in 2001, a decrease of $0.1 million, due to certain assets at WYOU becoming fully depreciated in 2002.

The amortization of intangibles was $5.3 million for the year ended December 31, 2002, compared with $7.1 million for the same period in 2001, a decrease of $1.8 million. The decrease in amortization was attributed to the elimination of $2.3 million of amortization of indefinite-lived intangible assets and goodwill.

Income from operations for the year ended December 31, 2002 was $1.9 million as compared to a loss from operations of $0.9 million for the year ended December 31, 2001, an increase of $2.8 million. The addition of KODE was attributable for $1.4 million of the increase. The $2.8 million improvement in income from operations is primarily attributed to the increase in revenue without a corresponding increase in operating expenses due to the relatively fixed nature of operating costs at our television stations along with the elimination of $2.3 million of amortization for indefinite-lived intangible assets and goodwill.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2002 was $8.9 million, compared to $12.3 million for the same period in 2001, a decrease of $3.4 million. The decrease was primarily attributed to a reduction of borrowings outstanding in 2002 compared to 2001 and lower cost of funds incurred in 2002 compared to 2001.

Loss on extinguishment of debt for the year ended December 31, 2002 was $0.3 million compared to $0.8 million for the year ended December 31, 2001. The decrease is due to the write-off of financing costs related to debt that was refinanced in 2001.

Income taxes for the year ended December 31, 2002 were $0.9 million compared to $20 thousand for the year ended December 31, 2001. The increase is attributed to change in the valuation allowance on tax benefits carried over from prior years.

Our net loss was $10.3 million for the year ended December 31, 2002, compared to $17.1 million for the same period in 2001, a decrease in net loss of $6.8 million, primarily driven by an increase in net broadcast revenue coupled with a decline in interest expense offset by a change in accounting principle charge of $2.0 million in 2002.

Liquidity and Capital Resources

Year Ended December 31, 2003

As of December 31, 2003, cash and cash equivalents were $1.9 million, compared to $0.5 million as of December 31, 2002. Our primary sources of liquidity are cash flows from operating activities, including the timing of payments from Nexstar and borrowings from our senior credit facilities.

Cash flows provided by operating activities were $9.7 million for the year ended December 31, 2003, as compared to $3.0 million for the year ended December 31, 2002. The comparative change in cash flows provided by operations of $6.7 million is primarily due to an increase in the amount owed to a related party for the year ended December 31, 2003, compared to the same period in 2002, and timing of payments made or received on operating assets and liabilities.

Cash flows used for investing activities were $13.2 million for the year ended December 31, 2003, as compared to $10.0 million for the year ended December 31, 2002. Cash flows used for investing activities for the year ended December 31, 2003 included the (1) remaining $8.5 million payment for the acquisition of KRBC and KSAN, (2) a down payment of $1.5 million against the purchase price of WBAK, (3) a payment of $0.6 million for the purchase of KHMT, and (4) ongoing capital expenditures. We expect to pay the remaining $1.5 million purchase price for WBAK and the $3.7 million purchase price for WUTR during the second quarter of 2004. Cash flows used for investing activities for the year ended December 31, 2002 included (1) the remaining $8.0 million payment for the acquisition of KODE, (2) a down payment of $1.5 million against the purchase price for KRBC and KSAN, and (3) ongoing capital expenditures.

Cash flows provided by financing activities were $4.8 million for the year ended December 31, 2003, compared to $6.8 million for the year ended December 31, 2002. The change in cash flows from financing activities for the year ended December 31, 2003 was primarily the result of (1) borrowings under the senior credit facilities of $211.2 million, (2) the repayment of $202.0 million of previous borrowings as a result of the refinancing and amending of the senior credit facilities on February 13, 2003 and December 30, 2003, (3) the repayment of a $2.0 million note payable to a related party as a result of the merger with VHR, and (4) the payment of debt financing costs of approximately $2.3 million. The change in cash flows from financing activities for the year ended December 31, 2002 was the result of borrowings under the senior credit facilities of $9.0 million. As of December 31, 2003, there was approximately $27.0 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at December 31, 2003. Our credit agreement was refinanced on February 13, 2003 and amended on December 30, 2003 as a result of our completed merger. The terms of the amended credit facilities are described below.

Senior Credit Facilities

On January 12, 2001, we entered into a credit agreement (the “credit facility”) with a group of commercial banks. The terms provided for the banks to make a revolving loan to us, not to exceed the aggregate commitment of $43.0 million. On November 14, 2001 the credit facility was amended to increase the revolving facility to $58.0 million. The credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission of Joplin into Mission.

On February 13, 2003, we obtained new senior secured credit facilities (the “new credit facilities”). The new credit facilities consist of a $55.0 million term loan and a $30.0 million revolver. We used the proceeds from the loans to refinance our existing senior secured credit facility, pay related debt financing costs and provide additional working capital. The refinancing of the senior credit facilities resulted in a $1.1 million write off to interest expense during the first quarter of 2003 of certain debt financing costs previously capitalized. The terms of these senior credit facilities, including covenants, interest rate and maturity, were substantially similar to the terms of our amended senior credit facilities as described below.

On December 30, 2003, we entered into amended senior secured credit facilities (the “amended credit facilities”) which repaid in full the $68.2 million outstanding borrowings under the credit facilities described above. The amended credit facilities consist of a $140.0 million term loan and a $30.0 million revolver. We used the proceeds to refinance the existing senior credit facilities, repay the existing debt of VHR and Mission of Amarillo and pay the related debt financing costs. The senior credit facilities contain covenants which require us to maintain specified financial ratios, including debt to operating cash flow ratios, interest coverage ratios and fixed charge coverage ratios. Our senior credit facilities also require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. We were in compliance with all covenants contained in the credit agreement governing the senior credit facilities at December 31, 2003. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of December 31, 2003, we had drawn $140.0 million on our term loan and $3.0 million under our revolver. Interest rates associated with the amended credit facilities are based, at our option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 5.00% to 5.25% at December 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of our revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The amending of our senior credit facilities resulted in a $0.8 million write-off during the fourth quarter of 2003 of certain debt financing costs previously capitalized.

We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $105.0 million. As of December 31, 2003, $62.0 million was outstanding under Nexstar’s senior credit facilities.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditures, cash film payments and other limits. We were in compliance with all such covenants at December 31, 2003. Management of the Company anticipates compliance through December 31, 2004.

Guarantor of Senior Subordinated Notes

We also are a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (the “12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. They are general unsecured senior subordinated obligations subordinated to all of our senior debt.

We also are a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. They are general unsecured senior subordinated obligations subordinated to all of our senior debt.

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we owned except WFXP which was not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to this station. As of July 1, 2003, all of our stations are broadcasting a low-power DTV signal. WBAK, which we expect to acquire from Bahakel Communications in the second quarter of 2004, has an extension of time until March 24, 2004 to construct digital facilities. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.2 million and $1.2 million for the years ended December 31, 2002 and 2003, respectively. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2003, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	2004	2005–2006	2007–2008	Thereafter
Senior credit facilities	$143,000	$1,400	$2,800	$2,800	$136,000
Cash interest on debt	42,855	5,977	12,167	14,368	10,343
Broadcast rights current obligations	2,512	1,502	1,002	8	—
Broadcast rights future commitments	897	258	431	138	70
WBAK purchase price obligation	1,500	1,500	—	—	—
WUTR purchase price obligation	3,700	3,700	—	—	—
Operating lease obligations	8,877	922	1,468	1,351	5,136

Total contractual cash obligations	$203,341	$15,259	$17,868	$18,665	$151,549

On May 9, 2003, we entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million, of which we paid $1.5 million on that date.

On December 17, 2003, we entered into a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Communications for $3.7 million.

We have remaining commitments on our announced acquisitions of $5.2 million. We have a remaining commitment of $1.5 relating to our purchase of WBAK that is expected to be paid at closing in the second quarter of 2004. We have a commitment of $3.7 million relating to our purchase of WUTR that is expected to be paid at closing in the second quarter of 2004.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations and anticipated future growth, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facilities will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

In January 2004, GNS Media did not close on its contractual obligation to purchase WTVW from Nexstar Broadcasting Group, Inc. The net proceeds from the sale of WTVW were to be used to pay down amounts outstanding under Nexstar’s revolving credit facility. Consequently, certain financial covenants such as the total combined leverage ratio will be negatively impacted. Management believes that the Company will remain in compliance with such covenants throughout 2004 and into the foreseeable future.

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

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. For valuation purposes, we and our independent appraisers have determined that the cash flows associated with our network affiliation agreements should not be limited to the cash flows from the contractual period but should also incorporate assumptions such as future contract renewals. Accordingly, the estimated useful lives of such network affiliations also contemplates renewal of the underlying agreements.

We and our independent appraisers determine the value of FCC licenses using a discounted cash flow valuation method assuming a hypothetical start-up station whose only asset is the FCC license. We believe that our FCC licenses have an indefinite life based on our historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and indefinite life intangible assets and the introduction of impairment testing in its place.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

We completed our annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of January 1, 2002 a transitional test was performed as required by SFAS No. 142. We recognized an impairment loss of $2.0 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowance for doubtful accounts were $170 thousand and $55 thousand at December 31, 2003 and 2002, respectively.

Amortization of Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2003, the amounts of our current broadcast rights and non-current broadcast rights were $2.9 million and $2.8 million, respectively.

Revenue Recognition

We recognize broadcast revenue during the financial statement period in which advertising is aired. We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We recorded $2.5 million, $2.2 million and $2.3 million of trade and barter expense for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded $0.5 million, $0.4 million and $0.2 million of trade revenue for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded $2.1 million, $1.8 million and $2.1 million of barter revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretations of Accounting Research Bulletin No. 51. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46, is effective for variable interest entities created after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN No. 46, as amended by FIN 46R, the interpretation requires adoption by the Company in the second fiscal quarter of 2004. We do not expect that the adoption of this new standard will have a significant accounting impact.

On April 30, 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new standard by us did not have a significant accounting impact.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. As of July 1, 2003, we adopted SFAS No. 150. The adoption of this new standard by us did not have a significant accounting impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2003 under our senior credit facilities bear interest ranging from 5.00% to 5.25%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2003 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$5,728	$6,443	$7,158	$7,873	$8,588

Additionally, as of December 31, 2003, we are party to an interest rate collar agreement for a notional amount of $40.0 million through December 13, 2004. Under this agreement, the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the collar is not material as of December 31, 2003.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Mission carried out an evaluation as of the end of the period covered in this report, under the supervision and with the participation of Mission’s management, including Mission’s president and treasurer (its principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s president and treasurer (its principal executive officer and principal financial and accounting officer) concluded that Mission’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) There have been no significant changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, Mission’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	48	President, Treasurer and Director
Nancie J. Smith	50	Vice President and Secretary
John Dittmeier	44	Executive Vice President and Chief Operating Officer

David S. Smith has served as Mission’s President and Treasurer since December 1997. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is currently an ordained Evangelical Lutheran Church of America pastor at St. Paul Lutheran Church in Sharon Center, Ohio.

Nancie J. Smith has served as Mission’s Vice President and Secretary since December 1997. Nancie J. Smith is married to David S. Smith.

John Dittmeier has served as Executive Vice President and Chief Operating Officer since January 2003. From 1998 to January to January 2003, Mr. Dittmeier served as Vice President and General Manager for WYOU. From 1996 to 1998, Mr. Dittmeier served as General Sales Manager for WYOU.

Code of Ethics

Our sole director adopted a code of ethics that applies to our other executive officers or persons performing similar functions. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and director. The code of ethics is filed hereby as Exhibit 14.1 to this annual report on Form 10-K. Any amendments to or waivers from a provision of this code of ethics will be filed on our current report on Form 8-K.

Audit Committee

We are not required to have an audit committee. Our sole shareholder is the sole member of our Board of Directors. The matters that would be addressed by an audit committee are subject to the review and action of our full Board of Directors. Because we do not have an audit committee, we have not determined whether or not the sole member of the Board of Directors would be considered an “audit committee financial expert” as defined under Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The following table sets for the compensation earned or awarded for services rendered to our executive officers for the fiscal years ended December, 2001, 2002 and 2003.

Summary Compensation Table

	Fiscal Year		Annual Compensation			All Other Compensation
			Salary	Bonus	Other (1)
David S. Smith President, Treasurer and Director	2003 2002 2001		248,987 176,447 104,665	— — —	— — —	— — —

Nancie J. Smith Vice President and Secretary	2003 2002 2001		6,480 6,172 4,150	— — —	— — —	— — —

John Dittmeier Executive Vice President and Chief Operating Officer	2003 2002 2001	(2)	177,453 134,275 130,163	19,000 6,000 16,000	— 4,800 4,800	— — —

(1)	Represents as to all executive officers the value of the personal use of automobiles.
(2)	Became Executive Vice President and Chief Operating Officer effective January 1, 2003.

Employment Agreements

        We are a party to a management agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid approximately $200,000 per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13. Certain Relations and Related Transactions

Local Service Agreements

We have local service agreements in place with Nexstar in eleven markets: Erie, Pennsylvania; Wichita Falls, Texas – Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; and Springfield, Missouri.

In Erie, Pennsylvania, we have a time brokerage agreement dated as of April 1, 1996, as amended, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue in exchange for monthly payments to us.

In Wichita Falls, Texas-Lawton, Oklahoma, we have a shared services agreement dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar agreed to share the costs of certain services that Nexstar’s station KFDX and our stations KJTL and KJBO-LP individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming or sales. In consideration of services provided to KJTL and KJBO LP by KFDX personnel, we pay Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $70,000 per month.

Also in Wichita Falls, Texas-Lawton, Oklahoma, we have a joint sales agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to us of $100,000 per month, which may be adjusted according to our expenses. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KJTL/KJBO-LP revenue collected each month.

In Wilkes Barre-Scranton, Pennsylvania, we have a shared services agreement dated as of January 5, 1998, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls except for the monthly fee, which is $250,000 per month. It obligates Nexstar’s station, WBRE, to perform certain services for our station, WYOU.

Also in Wilkes Barre-Scranton, Pennsylvania, we have a joint sales agreement for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act,”). The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Joplin, Missouri-Pittsburg, Kansas, we have a shared services agreement dated as of April 1, 2002, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls. It obligates Nexstar’s station, KSNF, to perform certain services for our station, KODE.

Also in Joplin, Missouri-Pittsburg, Kansas, we have a joint sales agreement for the sale of commercial time for KODE dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR Act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Abilene-Sweetwater and San Angelo, Texas, we have a shared services agreement dated as of June 13, 2003, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls, except for the monthly fee, which is $150,000 per month. It obligates Nexstar’s station, KTAB, to perform certain services for our stations, KRBC and KSAN.

Also in Abilene-Sweetwater and San Angelo, Texas, we have a joint sales agreement for the sale of commercial time for KRBC and KSAN dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to us and (b) the satisfaction of certain requirements, if any, under the HSR Act. The terms of this agreement are substantially similar to the terms of our joint sales agreements in Wichita Falls and Terre Haute.

In Terre Haute, Indiana, we have a shared services agreement dated as of May 9, 2003, as amended, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Wichita Falls. It obligates Nexstar’s station, WTWO, to perform certain services for station WBAK, which we will acquire in the second quarter of 2004. On January 13, 2004, the shared services fee was amended to a flat fee of $100,000 per month.

Also in Terre Haute, Indiana, we have a joint sales agreement for the sale of commercial time for WBAK dated as of May 9, 2003, which has an initial term of 10 years. Nexstar purchases advertising time from us for WBAK and retains the advertising revenue, in return for payments to Mission of $100,000 per month, which may be adjusted according to our expenses. On January 13, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the WBAK revenue collected each month.

In Amarillo, Texas, we have a shared services agreement, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, we pay Nexstar a monthly servicing fee, calculated based on the cash flow of KCIT and KCPN-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $60,000 per month.

Also in Amarillo, Texas, we have a joint sales agreement for the sale of commercial time, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KCIT and KCPN-LP for $125,000 monthly payments (which may be adjusted according to KCIT and KCPN-LP expenses) to us. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KCIT/KCPN-LP revenue collected each month.

In Billings, Montana, we have a time brokerage agreement, dated as of December 14, 1994 (as amended), which has an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to us.

In Lubbock, Texas, we have a shared services agreement, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and our station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, we pay Nexstar a monthly servicing fee, calculated based on the cash flow of KAMC. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Lubbock, Texas, we have a joint sales agreement for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to us. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KAMC revenue collected each month.

In Springfield, Missouri, we have a shared services agreement, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of our shared services agreement in Lubbock. The agreement obligates Nexstar’s station, KDEB, to perform certain services for our Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Springfield, Missouri, we have a joint sales agreement for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to us. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KOLR revenue collected each month.

The tables below indicates the financial arrangements we have with each of Nexstar’s stations. (dollars in thousands)

Station	Type of Agreement	2001 Consideration to Nexstar	2002 Consideration to Nexstar	2003 Consideration to Nexstar
WYOU	Shared Services Agreement	$3,993	$3,000	$3,000
KODE	Shared Services Agreement*	—	1,447	1,929
KRBC/KSAN	Shared Services Agreement**	—	—	980

	Total	$3,993	$4,447	$5,909

*	Agreement became effective April 1, 2002. The monthly payment is based on 90% of available cash flow.
**	Agreement became effective June 13, 2003.

Station	Type of Agreement	2001 Consideration to Mission	2002 Consideration to Mission	2003 Consideration to Mission
KJTL/KJBO	Joint Sales/Shared Services Agreement	$1,907	$1,713	$1,637
WFXP	Time Brokerage Agreement	153	156	143
WBAK	Joint Sales/Shared Services Agreement*	—	—	77
KOLR	Joint Sales/Shared Services Agreement	5,142	5,165	3,627
KCIT/ KCPN-LP	Joint Sales/Shared Services Agreement	1,327	2,331	1,807
KAMC	Joint Sales/Shared Services Agreement	5,577	2,972	2,913

	Total	$14,106	$12,337	$10,204

*	Agreement became effective May 9, 2003.

Option Agreements

In consideration of Nexstar’s guarantee of indebtedness incurred by us, Nexstar has options to purchase the assets of our stations in Erie, Joplin, Wichita Falls, Wilkes Barre-Scranton, Abilene, San Angelo, Amarillo, Billings, Lubbock and Springfield, subject to prior FCC approval. In addition, Nexstar has an option to acquire the assets of WBAK, after we acquire them. Our owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

•	In Erie, Nexstar has an option agreement with us and David S. Smith, dated as of November 30, 1998, as amended, to acquire the assets of WFXP.

•	In Joplin, Nexstar has an option agreement with us and David S. Smith, dated as of April 24, 2002, as amended, to acquire the assets of KODE.

•	In Wichita Falls, Nexstar has an option agreement with us and David S. Smith, dated as of June 1, 1999, as amended, to purchase the assets of KJTL and KJBO-LP.

•	In Wilkes Barre-Scranton, Nexstar has an option agreement with us and David S. Smith, dated as of May 19, 1998, as amended, to purchase the assets of WYOU.

•	In Abilene-Sweetwater and San Angelo, Texas, Nexstar has an option agreement with us and David S. Smith, dated as of June 13, 2003 to purchase the assets of KRBC and KSAN.

•	In Terre Haute, Indiana, Nexstar has an option agreement with us and David S. Smith, dated as of May 9, 2003, to purchase the assets of WBAK, after we acquire them. We entered into an agreement to acquire substantially all of the assets of WBAK on May 9, 2003, and the acquisition is expected to close in the second quarter of 2004.

•	In Amarillo, Texas, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to purchase the assets of KCIT and KCPN-LP.

•	In Billings, Montana, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to acquire the assets of KHMT.

•	In Lubbock, Texas, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to acquire the assets of KAMC.

•	In Springfield, Missouri, Nexstar has an option agreement with us and David S. Smith, dated February 16, 1999, to acquire the assets of KOLR.

Under the terms of these option agreements, Nexstar may exercise its option upon written notice to us and David S. Smith. In each option agreement, the exercise price is the greater of (i) seven times the station’s cash flow during the prior twelve months (minus the station’s debt) and (ii) the station’s debt. We and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, Mission pays David S. Smith approximately $200,000 per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

Item 14. Principal Accountant Fees and Services

In addition to retaining PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal year ended December 31, 2003, and review the financial statements included in each of Mission Broadcasting, Inc. Quarterly Reports on Form 10-Q during such fiscal year, Mission Broadcasting, Inc. retained PricewaterhouseCoopers LLP to provide due diligence services, audit certain acquires stations, and tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal year 2003 and 2002 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2003	December 31, 2002
Audit Fees(1)	$38,450	$90,100
Audit Related Fees(2)	—	—
Tax Fees(3)	101,750	—
All Other Fees(4)	210,355	8,100

Total	$350,555	$98,200

(1)	“Audit Fees” are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.
(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-23 of this Annual Report on Form 10-K:

•	Report of Independent Auditors

•	Balance Sheets at December 31, 2003 and December 31, 2002

•	Statements of Operations for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Statements of Changes in Shareholder’s Deficit for the years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Statements of Cash Flows for years ended December 31, 2003, December 31, 2002 and December 31, 2001

•	Notes to Financial Statements

(2) Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

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

Dated: March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Name	Title
/S/ DAVID S. SMITH David S. Smith	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

Page(s)
Mission Broadcasting Inc.
Financial Statements
Report of the Independent Auditors	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Shareholder’s Deficit	F-5
Statement of Cash Flows	F-6
Notes to the Financial Statements	F-7

Report of Independent Auditors

To the Shareholder of

Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder’s deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. The financial statements give retroactive effect to the merger of Mission Broadcasting of Amarillo, Inc. and VHR Broadcasting, Inc. in a transaction accounted for in a manner similar to pooling of interests, as described in Note 1 to the financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting, Inc. which is discussed in Notes 1, 2, 3, 4, 7 and 9 to the financial statements. The Company relies on financial support and other resources provided by Nexstar Broadcasting, Inc. through the various arrangements in place between the two companies. The Company also guarantees certain debt of Nexstar Broadcasting, Inc.

As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 25, 2004

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands, except share information)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$526
Accounts receivable, net of allowance for doubtful accounts of $170 and $55, respectively	3,631	2,859
Current portion of broadcast rights	2,917	2,818
Taxes receivable	—	62
Prepaid expenses and other current assets	61	94

Total current assets	8,466	6,359
Property and equipment, net	14,158	10,944
Restricted cash	800	—
Broadcast rights	2,774	2,275
Other noncurrent assets	1,703	1,569
Goodwill, net	11,583	11,106
Intangible assets, net	78,560	77,626

Total assets	$118,044	$109,879

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,400	$13,144
Current portion of broadcast rights payable	2,991	3,181
Accounts payable	358	303
Accrued expenses	922	616
Taxes payable	16	—
Interest payable	20	80
Deferred revenue	24	25
Due to Nexstar Broadcasting, Inc.	32,349	23,159

Total current liabilities	38,080	40,508
Debt	141,600	120,711
Broadcast rights payable	3,215	2,630
Deferred tax liabilities	3,567	861
Note payable to related party	—	2,000
Deferred gain on sale of assets	3,039	3,220
Other liabilities	—	1,031

Total liabilities	189,501	170,961

Commitments and contingencies (Note 11)
Minority interest in consolidated entity	2,812	—

Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(74,269)	(61,082)

Total shareholder’s deficit	(74,269)	(61,082)

Total liabilities and shareholder’s deficit	$118,044	$109,879

The accompanying notes are an integral part of these financial statements

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Revenue (excluding trade and barter)	$18,376	$15,699	$8,768
Less: commissions	(2,708)	(2,508)	(1,501)

Net broadcast revenue (excluding trade and barter)	15,668	13,191	7,267
Trade and barter revenue	2,574	2,224	2,345
Revenue from Nexstar Broadcasting, Inc	10,204	12,337	14,106

Total net revenue	28,446	27,752	23,718

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,611	3,716	2,455
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	6,040	4,748	3,237
Selling, general, and administrative expenses paid to Nexstar Broadcasting, Inc	5,909	4,447	3,993
Amortization of broadcast rights	4,126	3,954	4,084
Amortization of intangible assets	5,929	5,294	7,077
Depreciation	3,570	3,662	3,819

Total operating expenses	30,185	25,821	24,665

Income (loss) from operations	(1,739)	1,931	(947)
Interest expense, including amortization of debt financing costs	(7,574)	(8,860)	(12,298)
Interest income	7	14	15
Loss on extinguishment of debt	(2,582)	(276)	(810)
Other income (expenses), net	1,019	(249)	(3,070)

Loss before income taxes and minority interest in consolidated entity	(10,869)	(7,440)	(17,110)
Income tax expense	(2,738)	(900)	(20)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(13,607)	(8,340)	(17,130)
Cumulative effect of change in accounting principle	—	(1,997)	—
Minority interest in consolidated entity	420	—	—

Net loss	$(13,187)	$(10,337)	$(17,130)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2001	1,000	$1	$(1)	$(33,615)	$(33,615)
Net loss	—	—	—	(17,130)	(17,130)

Balance at December 31, 2001	1,000	1	(1)	(50,745)	(50,745)
Net loss	—	—	—	(10,337)	(10,337)

Balance at December 31, 2002	1,000	1	(1)	(61,082)	(61,082)
Net loss	—	—	—	(13,187)	(13,187)

Balance at December 31, 2003	1,000	$1	$(1)	$(74,269)	$(74,269)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(13,187)	$(10,337)	$(17,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	2,706	861	––
Depreciation of property and equipment	3,570	3,662	3,819
Amortization of intangible assets	5,929	5,294	7,077
Amortization of debt financing costs	2,846	283	697
Amortization of broadcast rights, excluding barter	2,060	2,108	1,913
Payments for broadcast rights	(2,044)	(1,933)	(1,827)
Loss (gain) on asset disposal, net	—	1,337	1,563
Cumulative effect of change in accounting principle, net of tax	—	1,997	—
Effect of accounting for derivative instruments	(858)	(701)	1,559
Amortization of deferred gain on sale of assets	(181)	(310)	(106)
Loss on disposal of intangible assets	—	—	597
Minority interest in consolidated entity	(420)	—	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	31	(1,060)	155
Increase in taxes receivable	62	(62)	—
(Increase) decrease in prepaid expenses and other current assets	33	31	(1)
Increase in other noncurrent assets	(134)	(54)	(1,000)
Increase (decrease) in current taxes payable	16	(1)	1
Increase (decrease) in accounts payable and accrued expenses	331	169	(639)
Increase (decrease) in interest payable	(60)	(756)	(1,000)
Increase in deferred revenue	(1)	—	—
Increase (decrease) in other noncurrent liabilities	(173)	172	—
Increase in due to Nexstar Broadcasting, Inc	9,190	2,324	14,280

Net cash provided by operating activities	9,716	3,024	9,958

Cash flows from investing activities:
Additions to property and equipment, net	(1,204)	(506)	(310)
Proceeds from sale of assets	—	272	8,226
Acquisition of broadcast properties and related transaction costs	(9,692)	(8,251)	—
Down payment on acquisition of stations	(1,500)	(1,500)	(6,000)
Restricted cash	(800)	—	—

Net cash provided by (used for) investing activities	(13,196)	(9,985)	1,916

Cash flows from financing activities:
Proceeds from debt issuance	195,000	—	80,286
Repayment of long-term debt	(202,005)	(1,403)	(102,121)
Proceeds from revolver draws	16,150	9,000	12,000
Repayment of note payable to related party	(2,000)	—	—
Payments for debt finance costs	(2,334)	(766)	(1,778)

Net cash provided by (used for) financing activities	4,811	6,831	(11,613)

Net increase (decrease) in cash and cash equivalents	1,331	(130)	261
Cash and cash equivalents at beginning of year	526	656	395
Cash and cash equivalents at end of year	$1,857	$526	$656

Supplemental schedule of cash flow information:
Cash paid for interest, net	$7,299	$9,206	$12,579

Cash paid for income taxes, net	$—	$111	$21

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of the company currently known as Piedmont Holdings, LLC, to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending Mission’s acquisition of the station’s assets, which closed on September 30, 2002.

On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, the owners of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement (“SSA”) with KTAB, a station owned by Nexstar Broadcasting, Inc. (“Nexstar”) in Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN in exchange for monthly payments from Mission.

On May 9, 2003, Mission entered into a purchase agreement and a time brokerage agreement (“TBA”) with Bahakel Communications and certain of its subsidiaries, the current owner of WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Mission will purchase substantially all of the assets of WBAK for $3.0 million. Pursuant to the terms of the purchase agreement, on May 9, 2003, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a joint sales agreement (“JSA”), effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission. The transaction is expected to close in the second quarter of 2004. Mission has evaluated its arrangement with Bahakel Communications under FIN No. 46 and has determined that Mission is the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

On September 12, 2003, Mission entered into purchases agreements with VHR Broadcasting, Inc. and its subsidiaries, (“VHR”), for the purchase of television stations KOLR, KHMT and KAMC, and with Mission Broadcasting of Amarillo (“Mission of Amarillo”), Inc. for the purchase of television stations KCIT and KCPN-LP. In the fourth quarter of 2003, VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with us. On September 12, 2003, Nexstar Broadcasting Group, L.L.C. signed a definitive agreement to acquire all of the subsidiaries of Quorum. On December 30, 2003, Mission completed the acquisition of the television stations from VHR and Mission of Amarillo and Nexstar Broadcasting Group, Inc. completed its acquisition of the Quorum subsidiaries. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to Mission of Amarillo and VHR. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

ABRY Partners, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum do not own Mission, Mission of Amarillo or VHR and do not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum are deemed to have controlling financial interests under GAAP in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and because of service and purchase option agreements with Mission, Mission of Amarillo and VHR. Due to these relationships and the common control therein, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. This conclusion is based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation to FASB Statement No. 141”.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

On December 17, 2003, Mission entered into an agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1. Organization and Business Operations—(Continued)

under Mission’s senior credit facilities. The Federal Communications Commission (“FCC”) has granted its consent and the acquisition is expected to close in the second quarter of 2004. Upon the closing of the acquisition, Nexstar will enter into local service agreements with Mission to provide services to WUTR.

Mission has entered into various service agreements with Nexstar (see Note 4). WFXP and KHMT each has a TBA with Nexstar, which allow Nexstar to program most of each station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK each has an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. Pursuant to JSAs, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. Mission anticipates that Nexstar will continue to receive substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK under these agreements. WYOU, KODE, KRBC and KSAN each has an SSA with Nexstar, but each of WYOU, KODE, KRBC and KSAN has its own sales staff.

In addition to providing certain services to Mission’s television stations, Nexstar is also the guarantor of Mission’s debt (see Note 7). Mission is a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar (see Note 9).

The shareholder of Mission has granted to Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent of or approval by our shareholder.

As a result of the service arrangements, the debt guarantees and the option agreements, Nexstar is deemed to have a controlling financial interest in Mission under U.S. generally accepted accounting principles (“U.S. GAAP”) while complying with the FCC rules regarding ownership limits in television markets. Mission retains control over policies, programming, personnel, finances, advertisements and operation of its stations.

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations.

The Company is highly vulnerable to changes in general economic conditions because of its relationship with Nexstar and its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from December 31, 2003. In January 2004, GNS Media did not close on its contractual obligation to purchase WTVW from Nexstar Broadcasting Group, Inc. The net proceeds from the sale of WTVW were to be used to pay down amounts outstanding under Nexstar’s revolving credit facility. Consequently, certain financial covenants such as the total combined leverage ratio will be negatively impacted. Management believes that the Company will remain in compliance with such covenants throughout 2004 and into the foreseeable future.

The various service arrangements in place between Mission and Nexstar will continue in place, for at least the next 12 months from December 31, 2003, enabling Mission to continue to operate as a going concern.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

The merger of Bastet and Mission of Joplin into Mission has been accounted for as a combination of entities under common control in a manner similar to a pooling of interest. On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission of Amarillo. VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Collectively, Mission owns and operates the following television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. In addition, Mission provides most of the programming for WBAK, pursuant to a TBA.

The mergers between Mission and VHR and Mission and Mission of Amarillo constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

As a result of the service arrangements, the debt guarantees and the option agreements, management believes that Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP while complying with the FCC’s rules regarding ownership limits in television markets.

Certain prior year amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless otherwise noted, all dollars are in thousands.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, the recoverability of broadcast rights and the useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments in debt securities purchased with an original maturity of ninety days or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash investments and accounts receivable. The Company invests primarily in high quality debt securities with original maturities of ninety days or less. Accordingly, these investments are subject to minimal credit and market risk. The Company maintained cash in excess of federally insured deposits at financial institutions on December 31, 2003 and 2002. The Company does not believe that such deposits are subject to any unusual credit risk beyond the normal credit risk associated with operating its business. Significant portions of the Company’s accounts receivable are due from local and national advertising agencies. Such accounts are generally unsecured. The Company has not experienced significant losses related to receivables from individual customers or by geographical area. Additionally, the Company maintains reserves for potential credit losses.

Revenue Recognition

Advertising revenue, which includes network compensation, are recognized in the period during which the time spots are aired. Revenue from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

Shared Services Revenue

Through joint sales agreements, we allow Nexstar to sell and receive the revenue from the advertising time on our stations in return for monthly payments to us. Mission also has time brokerage agreements with Nexstar that allows Nexstar to perform services for us, sell the advertising time and receive the advertising revenue and program the station in return for a monthly fee from us. Other revenue

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

is comprised primarily of reimbursements of: (i) interest expense, (ii) payments for broadcast rights, and (iii) technical, programming and administrative expenses. Revenue also includes the fees charged to Nexstar pursuant to these joint sales agreements.

Trade Transactions

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. The Company recorded $0.5 million, $0.4 million and $0.2 million of trade revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. The Company recorded $2.1 million, $1.8 million and $2.1 million of barter revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The Company recorded $2.5 million, $2.2 million and $2.3 million of trade and barter expense for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Intangible Assets

Intangible assets include FCC licenses, network affiliation agreements and goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires testing goodwill and FCC licenses for impairment on an annual basis or on an interim basis if an event occurs or circumstances change which would reduce the fair value of a reporting unit below its carrying value.

The following table represents certain financial information assuming that amortization expense associated with goodwill and FCC licenses was excluded for all periods presented:

	Year Ended December 31,
	2003	2002	2001
Net loss	$(14,048)	$(10,337)	$(17,138)
Add: Goodwill amortization, net of tax	—	—	810
Indefinite—lived intangibles amortization, net of tax	—	—	1,508

Net loss—as adjusted	$(14,048)	$(10,337)	$(14,812)

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a station with its carrying amount, including goodwill. The fair value of a station is determined through the use of a discounted cash flow analysis. If the fair value of the station exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the station exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the station’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, or by adverse changes to FCC ownership rules, among others.

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of January 1, 2002, a transitional test was performed as required by SFAS No. 142. The

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Company recognized an impairment loss of $2.0 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the underlying debt.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facility approximates fair value.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, and Interpretations of Accounting Research Bulletin No. 51. This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46, is effective for variable interest entities created after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN No. 46, as amended by FIN 46R, the interpretation requires adoption by the Company in the second fiscal quarter of 2004. We do not expect that the adoption of this new standard will have a significant accounting impact.

On April 30, 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 and certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivative in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this new standard by us did not have a significant accounting impact.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). The statement addresses financial accounting and reporting for financial instruments with characteristics of both liabilities and equity and is effective at the beginning of the first interim period beginning after June 12, 2003. As of July 1, 2003, we adopted SFAS No. 150. The adoption of this new standard by us did not have a significant accounting impact.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions

The Company made the acquisitions set forth below. With the exception of the VHR and Mission of Amarillo acquisitions, which were accounted for as mergers of entities under common control in a manner similar to pooling of interests, each acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. For each of the acquisitions accounted for under the purchase method, the financial statements include the operating results of each business from the date of acquisition. For the VHR and Mission of Amarillo acquisitions, which were accounted for as mergers of entities under common control in a manner similar to pooling of interests, the financial statements for all periods presented have been restated accordingly.

KODE

On December 31, 2001, Mission entered into a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of a company now known as Piedmont Holdings, LLC, and simultaneously entered into a purchase agreement to acquire substantially all of the assets of KODE for $14.0 million. Pursuant to terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs. KODE is the ABC-affiliated television station in Joplin, Missouri. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date. The TBA was terminated upon the closing of the acquisition and non-recurring TBA fees in the amount of $0.3 million are included in the accompanying financial statements of Mission for the year ended December 31, 2002.

On April 1, 2002, Mission entered into an SSA with KSNF, a Nexstar-owned station in the Joplin, Missouri market. As a result of the SSA with KSNF, Mission was able to reduce overhead costs associated with operations at KODE. Based on the expectation of the cost reductions through the SSA, Mission purchased KODE for an amount which resulted in the recognition of $0.4 million of goodwill, excluding transaction costs.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

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

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, which owned KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002, which has been included in noncurrent assets as of December 31, 2002, and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs. The acquisition has been accounted for under the purchase method and, accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair value on the acquisition date.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

On June 13, 2003, Mission entered into an SSA with KTAB, a Nexstar-owned station in the Abilene- Sweetwater, Texas market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. As a result of the SSA with KTAB, Mission has been able to reduce overhead costs associated with operations at KRBC and KSAN.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

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

The VHR and Mission of Amarillo Mergers

On September 12, 2003, Mission entered into purchase agreements with VHR for the purchase of television stations KOLR, KHMT and KAMC, and with Mission of Amarillo, Inc. for the purchase of television stations KCIT and KCPN-LP.

On December 30, 2003, Mission completed the acquisition (the “Acquisition”) of Mission, Mission of Amarillo, Kenos Broadcasting, Inc. (“Kenos”), Kenos Broadcasting II, Inc. (“Kenos II”) and their subsidiaries, pursuant to the merger agreement among Mission, Mission of Amarillo, Kenos and Kenos II, as amended. The Acquisition was structured as a merger of Mission of Amarillo, Kenos and Kenos II and their subsidiaries into Mission. Earlier on December 30, 2003, VHR merged with and into Kenos and VHR Broadcasting of Billings, LLC (“VHR Billings”) merged with and into Kenos II.

Prior to the transactions described above, each of Mission of Amarillo, Kenos and Kenos II were 100% owned by the sole stockholders of Mission and VHR and VHR Billings were each 100% owned by an unrelated third-party.

Mission is operating the stations it has acquired through this Acquisition.

Mission paid approximately $80.0 million in connection with the acquisition. Mission financed the acquisition with borrowings from its amended senior credit facilities with Bank of America, N.A. and other lenders named herein and cash on hand.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The selected unaudited pro forma consolidated information for the years ended December 31, 2003, 2002 and 2001, determined as if the acquisitions, described above, had occurred on January 1, of each year as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net broadcast revenue (excluding trade and barter)	$15,668	$15,668	$13,191	$17,531	$7,267	$12,150
Total net revenue	28,446	28,446	27,752	32,340	23,718	29,079
Income (loss) from operations	(1,739)	(2,188)	1,931	193	(947)	(1,394)
Net loss	$(13,187)	$(13,817)	$(10,337)	$(12,995)	$(17,130)	$(18,287)

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

4. Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

Mission has agreements in place with subsidiaries of Nexstar in eleven markets: Erie, Pennsylvania; Wichita Falls, Texas-Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri-Pittsburg, Kansas; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; and Springfield, Missouri.

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $70,000 per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar sells the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $0.1 million per month, which may be adjusted according to Mission’s expenses. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the KJTL/KJBO-LP revenue collected each month.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to Mission and (b) the satisfaction of certain requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls and Terre Haute.

As described in Note 3, in Joplin, Missouri-Pittsburg, Kansas, Mission and GOCOM (a subsidiary of a company now known as Piedmont Holdings, LLC) were parties to a TBA dated December 31, 2001, whereby Mission provided services for KODE. This agreement allowed Mission to program most of KODE’s broadcast time, sell the station’s advertising time and retain advertising revenue in return for a monthly fee paid to GOCOM. The closing date of the acquisition was September 30, 2002. The TBA was terminated upon the closing of the transaction.

In Joplin, Missouri, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to Mission and (b) the satisfaction of certain requirements, if any, under the HSR act. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls and Terre Haute.

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

Also in Abilene-Sweetwater and San Angelo, Texas, Mission and Nexstar have a JSA for the sale of commercial time for KRBC and KSAN dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to Mission and (b) the satisfaction of certain requirements, if any, under the HSR act. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls and Terre Haute.

On May 9, 2003, Mission entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WBAK and simultaneously entered into a purchase agreement to acquire substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, for $3.0 million. Operations under the TBA commenced on May 9, 2003 and will terminate upon the purchase of the station. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price, which was funded from Mission’s senior credit facilities.

Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO may provide certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $0.1 million per month, which may be adjusted according to Mission’s expenses. The initial term of these agreements is ten years. The acquisition which we estimate to have an asset value of $3.1 million is expected to close in the second quarter of 2004. Mission has evaluated its arrangement with Bahakel Communications under FASB FIN No. 46. Mission has determined that it is the primary beneficiary of WBAK and has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003. Bahakel’s ownership is currently reflected as minority interest in these financial statements. On January 1, 2004 the shared services fee was amended to a flat fee of $100,000 per month. On January 13, 2004, the fee related to the joint sales agreement was amended. The revised fee will be 70% of the WBAK revenue collected each month. Total assets of $3.6 million related to WBAK are included under the provision of Fin No. 46.

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, Mission pays Nexstar a monthly servicing fee, calculated based on the cash flow of KCIT and KCPN-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $60,000 per month.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Also in Amarillo, Texas, Mission has a JSA for the sale of commercial time, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KCIT and KCPN-LP for $125,000 monthly payments (which may be adjusted according to KCIT and KCPN-LP expenses) to Mission. On January 1, 2004, the fee related to the joint sales agreement was amended. The revised fee is 70% of the KCIT/KCPN-LP revenue collected each month.

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which has an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission.

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a monthly servicing fee, calculated based on the cash flow of KAMC. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Lubbock, Texas, Mission has a JSA for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to Mission. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee is 70% of the KAMC revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Mission’s SSA in Lubbock. The agreement obligates Nexstar’s station, KDEB, to perform certain services for Mission’s Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150,000 per month.

Also in Springfield, Missouri, Mission has a JSA for the sale of commercial time, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the time available for commercial announcements on KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the joint sales agreement was amended. The revised fee is 70% of the KOLR revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of the respective stations (except for WBAK) and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Mission indemnifies the owner of WBAK from and against all liability and claims arising out of or resulting from Mission’s activities, acts or omissions in connection with the WBAK agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time. Nexstar also indemnifies Mission from Nexstar’s activities pursuant to the various shared services and joint sales agreements.

The table below indicates the financial arrangements for each of the Mission stations.

Station	Type of Agreement	2001 Consideration to Nexstar	2002 Consideration to Nexstar	2003 Consideration to Nexstar
WYOU	Shared Services Agreement	$3,993	$3,000	$3,000
KODE	Shared Services Agreement*	—	1,447	1,929
KRBC/KSAN	Shared Services Agreement**	—	—	980

	Total	$3,993	$4,447	$5,909

*	Agreement became effective April 1, 2002. The monthly payment is based on 90% of available cash flow.
**	Agreement became effective June 13, 2003.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Station	Type of Agreement	2001 Consideration to Mission	2002 Consideration to Mission	2003 Consideration to Mission
KJTL/KJBO	Joint Sales/Shared Services Agreement	$1,907	$1,713	$1,637
WFXP	Time Brokerage Agreement	153	156	143
WBAK	Joint Sales/Shared Services Agreement*	—	—	77
KOLR	Joint Sales/Shared Services Agreement	5,142	5,165	3,627
KCIT/ KCPN-LP	Joint Sales/Shared Services Agreement	1,327	2,331	1,807
KAMC	Joint Sales/Shared Services Agreement	5,577	2,972	2,913

	Total	$14,106	$12,337	$10,204

*	Agreement became effective May 9, 2003.

Note Payable

The Company had debt outstanding with the former principal stockholder and officer of VHR in the amount of $2.0 million which matured on September 30, 2007. The Company paid interest of 12.5% annually, or $0.3 million, for each of the years ended December 31, 2003, 2002 and 2001, respectively. On December 30, 2003, the Company repaid the $2.0 million note payable in full. The Company also paid a management fee of $0.2 million to the former officer of VHR for each of the years ended December 31, 2003, 2002 and 2001, respectively, which is included in selling, general and administrative expenses.

Management Agreement

Mission’s principal stockholder and his spouse, are parties to a management compensation agreement. Under this agreement, Mission pays the principal stockholder up to $0.2 million per year for certain management services and pays his spouse by the hour for certain management services.

5. Property and Equipment

	Estimated useful life (years)	December 31,
		2003	2002
Buildings and building improvements	39	$4,733	$3,967
Land and land improvements	N/A-39	1,179	506
Leasehold improvements	term of lease	220	214
Studio and transmission equipment	5-15	21,495	17,011
Office equipment and furniture	5-7	1,506	1,254
Vehicles	5	1,117	1,051
Construction in progress	N/A	4	59

		30,254	24,062
Less: accumulated depreciation		(16,096)	(13,118)

Property and equipment, net of accumulated depreciation		$14,158	$10,944

The Company recorded depreciation expense in the amounts of $3.6 million, $3.7 million and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment––(Continued)

Sale of Towers

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC and recorded a gain on the sale which has been deferred and is being recognized over the lease term. The proceeds from the sale of the towers were applied to the outstanding loan amounts under the VHR credit facilities (see Note 7). The Company entered into a noncancelable operating lease for tower space. The deferred gain as of December 31, 2003 is approximately $3.0 million.

6. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31,
		2003	2002
Network affiliation agreements	15	$59,616	$56,527
FCC licenses	indefinite	31,323	26,954
Debt financing costs	term of debt	2,118	2,190
Other intangibles assets	1-15	17,582	17,683

		110,639	103,354
Less: accumulated amortization		(32,079)	(25,728)

Intangible assets, net of accumulated amortization		78,560	77,626
Goodwill	indefinite	11,583	11,106

Intangible assets and goodwill, net		$90,143	$88,732

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the years ended December 31, 2003 and 2002 was $5.9 million and $5.3 million, respectively. The estimated useful life of network affiliation agreements contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 and 2002 was $26.5 million and $22.1 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles, including debt financing costs, recorded on its books as of December 31, 2003:

Year ending December 31,
2004	$4,575
2005	4,483
2006	4,483
2007	4,483
2008	4,483

The change in the carrying amount of goodwill for the year ended December 31, 2003 is as follows:

Balance as of January 1, 2003	$11,106
Acquisitions	477

Balance as of December 31, 2003	$11,583

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Debt

Long-term debt consists of the following:

	December 31,
	2003	2002
Term loans	$140,000	$78,712
Revolving credit facility	3,000	55,143

	143,000	133,855
Less: current portion	(1,400)	(13,144)

	$141,600	$120,711

Senior Credit Facilities

On January 12, 2001, Mission entered into a credit agreement (the “credit facility”) with a group of commercial banks. The terms provided for the banks to make revolving loan to Mission not to exceed the aggregate commitment of $43.0 million. On November 14, 2001, the credit facility was amended to increase the revolving facility to $58.0 million. The credit facility was amended again on September 30, 2002 in order to permit the merger of Bastet and Mission of Joplin into Mission.

On February 13, 2003, Mission obtained new senior secured credit facilities (the “new credit facilities”). The new credit facilities consisted of a $55.0 million term loan and a $30.0 million revolver. Mission used the proceeds from the loans to refinance our existing senior secured credit facility, pay related debt financing costs and provide additional working capital. The terms of these senior credit facilities, including covenants, interest rate and maturity, were substantially similar to the terms of our amended senior credit facilities as described below.

On December 30, 2003, Mission entered into amended senior secured credit facilities (the “amended credit facilities”) which repaid in full the $68.2 million of outstanding borrowings under the credit facilities described above. The amended credit facilities consist of a $140.0 million term loan and a $30.0 million revolver. Mission used the proceeds to refinance the existing senior credit facilities and pay the related debt financing costs. Financial covenants under the amended credit facilities include a combined total leverage ratio of Nexstar and Mission of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a combined senior leverage ratio of Nexstar and Mission of 4.00 times the last twelve months operating cash flow through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.50 to 1.00 through June 29, 2004 and a fixed charge coverage ratio of 1.15 to 1.00. The senior credit facilities also require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. Mission was in compliance with all covenants contained in the credit agreement governing the senior credit facilities at December 31, 2003. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of December 31, 2003, Mission had drawn $140.0 million on its term loan and $3.0 million under its revolver. Interest rates associated with the amended credit facilities are based, at Mission’s option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 5.00% to 5.25% at December 31, 2003). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if Mission selects a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, Mission is required to pay quarterly commitment fees on the unused portion of the revolver loan commitment based on the consolidated leverage ratio of Nexstar and Mission for that particular quarter.

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the Company’s credit facility approximates carrying value.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $105.0 million. As of December 31, 2003, $62.0 million was outstanding under Nexstar’s senior credit facilities.

The Other Credit Facilities

On April 16, 1999, the Company entered into two credit agreements (the “VHR and Mission of Amarillo credit facilities”) which provided for a term loan facility allowing for borrowings up to $85.0 million and $13.0 million, respectively.

On December 30, 2003, all outstanding borrowings and accrued interest under the VHR and Mission of Amarillo credit facilities were repaid in full.

Debt Covenants

The Mission and Nexstar bank debt agreements and Nexstar’s Senior Subordinated Notes (the “Notes”) (Note 9) contain covenants which require Mission to comply with certain financial ratios, capital expenditure limits, cash payments for film rights limits and other restrictions. The covenants are formally calculated quarterly and are prepared on a consolidated basis with Nexstar. Mission was in compliance with all covenants at December 31, 2003, 2002 and 2001.

Debt Financing Costs

In conjunction with the refinancing of the credit facility in 2001, Mission expensed $0.5 million related to certain debt financing costs. The amount, net of tax benefit, has been included in interest expense. The refinancing of Mission’s senior credit facilities resulted in a $1.1 million write off during the first quarter of 2003 of certain debt financing costs previously capitalized. The amending of Mission’s senior credit facilities resulted in a $0.8 million write off during the fourth quarter of 2003 of certain debt financing costs previously capitalized. The payoff of the Other Credit Facilities on December 30, 2003 resulted in the write-off of $0.7 million of capitalized debt financing costs.

Interest Rate Swap Agreements

On June 13, 2003, the Company terminated the notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, were recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the years ended December 31, 2003 and 2002, other income and expense includes a gain of $0.9 million and $0.7 million, respectively, from marking-to-market of this derivative instrument.

On June 13, 2003, the Company entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of December 31, 2003 is not material.

8.	Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2003, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

9.	Guarantor of Senior Subordinated Notes

Mission is a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (the “12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. They are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission is a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. They are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

The provision for income taxes charged to continuing operations was as follows at December 31:

	2003	2002	2001
Current tax expense:
Federal	$—	$—	$—
State	32	39	20

	32	39	20

Deferred tax expense:
Federal	2,280	711	—
State	426	150	—

	2,706	861	—

Net tax expense	$2,738	$900	$20

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate for the years ended December 31 with the differences summarized below:

	2003	2002	2001
Tax benefit at statutory rates	$(3,804)	$(2,604)	$(5,989)
Change in valuation allowance	7,039	3,558	6,767
State and local taxes, net of federal benefit	(514)	(59)	(767)
Other, net	17	5	9

Net tax expense	$2,738	$900	$20

The components of the net deferred tax asset and liability are as follows at December 31:

	2003	2002	2001
Net operating loss carryforwards	$23,354	$17,837	$14,652
Property and equipment	513	569	(1,046)
Intangible assets	2,693	3,807	2,624
Other	1,715	1,700	3,706
Valuation allowance	(31,842)	(24,774)	(19,936)

Net deferred tax balance	$(3,567)	$(861)	$—

At December 31, 2003, the Company has federal and state net operating loss carryforwards available of approximately $59.9 million, to reduce future taxable income. These net operating losses begin to expire in 2005 if not utilized.

The Company has provided a valuation allowance for deferred tax assets. The allowance relates to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

A corporation that undergoes a “change of ownership” pursuant to section 382 of the Internal Revenue Code is subject to limitations on the amount of its net operating loss carryforwards which may be used in the future. No assurance can be given that an ownership change will not occur as a result of transactions entered into by the Company, or by certain other parties over which the Company has no control. If a “change in ownership” for income tax purposes occurs, the Company’s ability to use “pre-change losses” could be postponed or reduced, possibly resulting in accelerated or additional tax payments which, with respect to tax periods beyond 2003, could have a material adverse impact on the Company’s financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Broadcast	Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2003:

2004	$258
2005	264
2006	167
2007	91
2008	47
Thereafter	70

Future minimum payments for unavailable cash broadcast rights	$897

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Digital	Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. Mission received extensions of time to begin digital operations at all of the stations it owns except WFXP which was not required to seek an extension of time because the FCC has not yet issued a DTV construction permit to this station. As of July 1, 2003, all of Mission’s stations are broadcasting a low-power DTV signal. WBAK, which Mission expects to acquire from Bahakel Communications in the second quarter of 2004, has an extension of time until March 24, 2004 to construct digital facilities. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.2 million and $1.2 million for the years ended December 31, 2002 and 2003, respectively. Mission anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

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

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of December 31, 2002 and 2003.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies—(Continued)

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring May 2021. Charges to operations for such leases aggregated $1.0 million, $0.8 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2003:

2004	$922
2005	801
2006	667
2007	661
2008	690
Thereafter	5,136

$8,877

Litigation

From time to time, the Company is involved in claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

12. Employment Benefits

Retirement Savings Plan

The Company and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans covers substantially all employees of the Company and former employees of VHR who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of the Company and VHR. The Company made contributions of $6 for each of the years ended December 31, 2003, 2002 and 2001. The VHR plan merged into the Mission 401(k) plan on March 29, 2004.

Employee Benefits

Under a collective bargaining agreement, the Company contributes three percent (3%) of the gross monthly payroll of certain covered employees toward their pension benefits. Employees must have completed 90 days of service to be eligible for contribution. The Company’s contribution amounted to $8, $8 and $7, respectively, for the years ended December 31, 2003, 2002, and 2001, respectively.

13. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Operations	Increase Due to Acquisitions	Deductions	Balance at End of Period
Year ended December 31, 2001	$48	$30	$—	$(24)	$54
Year ended December 31, 2002	54	65	—	(64)	55
Year ended December 31, 2003	55	58	125	(68)	170

Exhibit No.	Exhibit Index
2.1	Certificate of Ownership and Merger of Mission Broadcasting of Joplin, Inc. into Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.2	Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.3	Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

4.1	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2	Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1	Purchase Agreement by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated March 13, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.6	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.8	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.10	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Security Agreement, dated as of January 12, 2001, made by each of the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Broadcasting Group, Inc.)

10.14	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Broadcasting Group, Inc.)

10.15	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form S-1 (File No. 333-68964) filed by Nexstar Broadcasting Group, Inc.)

10.16	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form S-1 (File No. 333-68964) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form S-1 (File No. 333-68964) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form S-1 (File No. 333-68964) filed by Nexstar Broadcasting Group, Inc.)

10.19	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.24	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.26	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K (File No. 333-6291602) filed by Mission Broadcasting, Inc.)

10.29	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K (File No. 000-50978) filed by Nexstar Broadcasting Group, Inc.)

10.30	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.31	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.32	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.33	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.34	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.35	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.36	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, and Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein.*

10.38	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent.*

10.39	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent.*

10.40	Third Amended and Restated Credit Agreement, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.41	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 on the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.42	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc.), Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.92 on the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

14.1	Mission Broadcasting, Inc. Code of Ethics*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350*

*	Filed Herewith