Form 10-Q
period 2004-03-31
MISSION BROADCASTING INC
filed 2004-05-14
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at March 31, 2004.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

	December 31, 2003	March 31, 2004
	(Unaudited)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$1,110
Accounts receivable, net of allowance for doubtful accounts of $170 and $176, respectively	3,631	3,364
Current portion of broadcast rights	2,917	2,423
Prepaid expenses and other current assets	61	106

Total current assets	8,466	7,003
Property and equipment, net	14,158	13,397
Restricted cash	800	800
Broadcast rights	2,774	1,907
Other noncurrent assets	1,703	1,751
Goodwill, net	11,583	11,546
Intangible assets, net	78,560	77,270

Total assets	$118,044	$113,674

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,400	$1,400
Current portion of broadcast rights payable	2,991	2,546
Accounts payable	358	242
Accrued expenses	922	982
Taxes payable	16	16
Interest payable	20	26
Deferred revenue	24	105
Due to Nexstar Broadcasting, Inc	31,974	31,185

Total current liabilities	37,705	36,502

Debt	141,600	141,250
Broadcast rights payable	3,215	2,458
Deferred tax liabilities	3,567	3,818
Deferred gain on sale of assets	3,039	2,935
Other liabilities	375	442

Total liabilities	189,501	187,405

Commitments and contingencies (Note 9)
Minority interest in consolidated entity	2,812	2,741

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(74,269)	(76,472)

Total shareholder’s deficit	(74,269)	(76,472)

Total liabilities and shareholder’s deficit	$118,044	$113,674

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
	(dollars in thousands)
Revenue (excluding trade and barter)	$3,891	$4,731
Less: commissions	(566)	(638)

Net broadcast revenue (excluding trade and barter)	3,325	4,093
Trade and barter revenue	615	546
Revenue from Nexstar Broadcasting, Inc	2,680	3,247

Total net revenue	6,620	7,886

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,170	1,000
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,482	1,211
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc	1,232	3,272
Amortization of broadcast rights	971	1,125
Amortization of intangible assets	1,488	1,286
Depreciation	799	768

Total operating expenses	7,142	8,662

Loss from operations	(522)	(776)
Interest expense, including amortization of debt financing costs	(2,066)	(1,350)
Loss on extinguishment of debt	(1,031)	—
Interest income	2	2
Other income	478	35

Loss before income taxes	(3,139)	(2,089)
Income tax expense	(346)	(272)

Loss before minority interest in consolidated entity	(3,485)	(2,361)

Minority interest in consolidated entity	—	158

Net loss	$(3,485)	$(2,203)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
	(dollars in thousands)
Net cash flows provided by (used for) operating activities	$3,868	$(379)

Cash flows from investing activities:
Additions to property and equipment, net	(311)	(10)
Acquisition of broadcast properties and related transaction costs	(18)	—

Net cash used for investing activities	(329)	(10)

Cash flows from financing activities:
Proceeds from debt issuance	55,000	—
Repayment of long-term debt	(57,900)	(350)
Proceeds from revolver draws	1,650	—
Payments for debt finance costs	(1,483)	(8)

Net cash used for financing activities	(2,733)	(358)

Net increase (decrease) in cash and cash equivalents	806	(747)
Cash and cash equivalents at beginning of period	526	1,857

Cash and cash equivalents at end of period	$1,332	$1,110

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2004, Mission Broadcasting, Inc. (“Mission” or the “Company”) owns 12 television stations in the United States of America, consisting of four Fox-affiliated television stations, two NBC-affiliated television stations, two ABC-affiliated television stations, two CBS-affiliated television stations, one UPN-affiliated television station and one independent television station. The television stations described above are located in Pennsylvania, Indiana, Missouri, Texas and Montana. Through various local service agreements with Mission, Nexstar Broadcasting, Inc. (“Nexstar”) programs two of Mission’s television stations under Time Brokerage Agreements (“TBA”), has Shared Services Agreements (“SSA”) with four of Mission’s television stations, and has SSAs and Joint Sales Agreements (“JSA”) with six of Mission’s television stations (see Note 4).

The Company is highly vulnerable to changes in general economic conditions because of its relationship with Nexstar and its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities and the various service arrangements with Nexstar should result in it having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from March 31, 2004, enabling Mission to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

Collectively, Mission owns and operates the following television stations as of March 31, 2004: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. In addition, Mission provides most of the programming for WBAK, pursuant to a TBA.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers between Mission and VHR and Mission and Mission of Amarillo constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s condensed financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

ABRY Partners, Nexstar Broadcasting Group Inc.’s principal stockholder through its various funds both before and after the merger, holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum do not own Mission, Mission of Amarillo or VHR and do not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum are deemed to have controlling financial interests under GAAP in Mission. Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and because of services and purchase options agreements with Mission, Mission of Amarillo and VHR. Due to theses relationships and the common control therein, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in FASB Statement No. 141 “Business Combinations” and EITF 02-05 ‘Definition of ‘Commence Control’ in Relation of FASB Statement No. 141”.

Mission has entered into various service agreements with Nexstar. WFXP and KHMT each has a TBA with Nexstar, which allows Nexstar to program most of each station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK each has an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. Pursuant to a JSA, Nexstar

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and WBAK. The payment provisions for all the SSAs and JSAs discussed above were modified between December 30, 2003 and February 1, 2004. The revision of the payment terms had no effect on the services provided. Mission anticipates that Nexstar will continue to receive substantially all of the available cash, after payment of debt service costs, generated by the stations. WYOU, KODE, KRBC and KSAN each has an SSA with Nexstar, but each of WYOU, KODE, KRBC and KSAN has its own sales staff.

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

Nexstar does not own or control Mission or its television stations; however, under U.S. generally accepted accounting principles (“U.S. GAAP”) Nexstar is deemed to have a controlling financial interest in Mission due to Nexstar’s guarantee of Mission’s bank debt and the service and purchase option agreements described above. In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission must maintain complete responsibility for and control over programming, finances, personnel and operations of its stations.

The financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and 2004 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless otherwise noted, all dollars are in thousands.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

3. Acquisitions

The stations listed below were acquired in 2003. Each acquisition was accounted for under the purchase method, and accordingly the condensed consolidated financial statements include the operating results of each business from the date of acquisition.

Station	Network Affiliation	Location	Date Acquired
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003
KSAN (1)	NBC	San Angelo, Texas	June 13, 2003

(1)	Operations under a local marketing agreement commenced on January 1, 2003 and terminated on the date of acquisition.

The selected unaudited pro forma information for the three months ended March 31, 2003 and 2004 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$3,325	$3,325	$4,093	$4,093
Total net revenue	6,620	6,620	7,886	7,886
Loss from operations	(522)	(767)	(776)	(776)
Loss before minority interest in consolidated entity	(3,485)	(3,829)	(2,361)	(2,361)
Net loss	$(3,485)	$(3,829)	$(2,203)	$(2,203)

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

4. Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

As of March 31, 2004, Mission has agreements in place with subsidiaries of Nexstar in eleven markets: Erie, Pennsylvania; Wichita Falls, Texas-Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri-Pittsburg, Kansas; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; and Springfield, Missouri.

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, calculated based on the cash flow of KJTL and KJBO-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $70 thousand per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases all of the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. On January 1, 2004, the fee related to the joint sales agreement was amended to be 70% of the KJTL/KJBO-LP revenue collected each month.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE.

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

In Abilene-Sweetwater and San Angelo, Texas, Mission entered into a local marketing agreement dated December 13, 2002 with LIN Television Corporation, and two of its subsidiaries, which owned KRBC and KSAN (formerly KACB). Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the closing of the acquisition on June 13, 2003.

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

Effective May 9, 2003, Mission entered into a TBA with Bahakel Communications and certain of its subsidiaries relating to WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA terminated upon the purchase of the station on April 6, 2004. Mission has evaluated its arrangement with Bahakel Communications under FASB FIN No. 46. Mission has determined that it is the primary beneficiary of WBAK and has therefore consolidated the financial position and results of operations of WBAK since May 9, 2003. Bahakel’s ownership is currently reflected as minority interest in these condensed financial statements. As of March 31, 2004, total assets of $3.5 million related to WBAK are included in the condensed balance sheet herein due to the provisions of FIN No. 46. The net revenue of WBAK was $0.6 million for the three months ended March 31, 2004.

Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. The initial term of these agreements is ten years. On January 13, 2004, the shared services fee was amended to a flat fee of $100 thousand per month. On January 13, 2004, the fee related to the joint sales agreement was amended to be 70% of the WBAK revenue collected each month.

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, Mission pays Nexstar a monthly fee, calculated based on the cash flow of KCIT and KCPN-LP. On January 1, 2004, the shared services fee was amended to a flat fee of $60 thousand per month.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP for monthly payments of $125 thousand (which may be adjusted according to KCIT and KCPN-LP expenses) to Mission. On January 1, 2004, the fee related to the joint sales agreement was amended to be 70% of the KCIT/KCPN-LP revenue collected each month.

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which has an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission.

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a monthly fee, calculated based on the cash flow of KAMC. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to Mission. On December 30, 2003, the fee related to the joint sales agreement was amended to be 70% of the KAMC revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Mission’s SSA in Lubbock. The agreement obligates Nexstar’s station, KDEB, to perform certain services for Mission’s Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the joint sales agreement was amended to be 70% of the KOLR revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of the respective stations (except for WBAK) and therefore may have unlimited exposure to any potential operating losses. The Company will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Mission indemnifies the owner of WBAK from and against all liability and claims arising out of or resulting from Mission’s activities, acts or omissions in connection with the WBAK agreements. The maximum potential amount of future payments the Company could be required to make for such indemnification is undeterminable at this time. Nexstar also indemnifies Mission from Nexstar’s activities pursuant to the various shared services and joint sales agreements

Management Agreement

Mission’s principal stockholder and his spouse are parties to a management compensation agreement. Under this agreement, Mission pays the principal stockholder up to $0.2 million per year for certain management services and pays his spouse by the hour for certain management services.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	March 31, 2004
		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$59,616	$59,597
FCC licenses	indefinite	31,323	31,323
Debt financing costs	term of debt	2,118	1,372
Other intangible assets	1-15	17,582	15,454

		110,639	107,746
Less: accumulated amortization		(32,079)	(30,476)

Intangible assets, net of accumulated amortization		78,560	77,270
Goodwill	indefinite	11,583	11,546

Intangible assets and goodwill, net		$90,143	$88,816

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the year ended December 31, 2003 and three months ended March 31, 2004 was $5.9 million and $1.3 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at both December 31, 2003 and March 31, 2004 was $26.5 million. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of March 31, 2004, the Company did not identify any events that triggered any impairment assessment.

6. Debt

Senior Secured Credit Facilities

The senior secured credit facilities (the “credit facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, Mission had outstanding $139.7 million on its term loan and $3.0 million under its revolver. Interest rates associated with the credit facilities are based, at Mission’s option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Nexstar guarantees the full payment of the credit facilities.

Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates carrying value.

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $105.0 million. As of March 31, 2004, $94.9 million was outstanding under Nexstar’s senior credit facilities.

Debt Covenants

The Mission and Nexstar bank debt agreements and Nexstar’s Senior Subordinated Notes (the “Notes”) (see Note 8) contain covenants which require Mission to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants are formally calculated quarterly and are prepared on a consolidated basis with Nexstar. The Company was in compliance with all such covenants at March 31, 2004.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

Debt Financing Costs

The refinancing of the senior secured credit facilities for Mission resulted in the write off during the first quarter of 2003 of $1.0 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in loss on extinguishment of debt.

Interest Rate Swap Agreements

On June 13, 2003, the Company terminated the notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months ended March 31, 2003, other income and expense includes a gain of $0.5 million from marking-to-market this derivative instrument.

On June 13, 2003, the Company entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of March 31, 2004 is not material. The agreement was terminated on April 5, 2004.

7. Income Taxes

Prior to January 1, 2002, the Company recorded deferred tax liabilities relating to the difference in the book basis and tax basis of goodwill and intangibles. The reversals of those deferred tax liabilities were utilized to support the recognition of deferred tax assets (primarily consisting of net operating loss carryforwards) recorded by the Company. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), those deferred tax liabilities will no longer reverse on a scheduled basis and can no longer be utilized to support the realization of deferred tax assets. Accordingly, the Company’s provision for income taxes is primarily created by an increase in the valuation allowance against the increase in the net deferred tax assets position during the year. The expense has no impact on the Company’s cash flows.

8. Guarantor of Senior Subordinated Notes

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

9. Commitments and Contingencies

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. Mission received extensions of time to begin digital operations at all of the stations it owns except WFXP which was not required to seek an extension of time because the FCC had not yet issued a DTV construction permit to this station. As of July 1, 2003, all of Mission’s stations were broadcasting a low-power DTV signal. WBAK, which Mission acquired from Bahakel Communications on April 6, 2004, had an extension of time until March 24, 2004 and timely requested a further extension from the FCC to construct digital facilities, which request remains pending. If the FCC denies this request for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If WBAK is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. WUTR, which Mission acquired from a subsidiary of Clear Channel Communications on April 1, 2004, is broadcasting a full-power DTV signal as of February 17, 2004. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.5 million for the three months ended March 31, 2003. There were no digital conversion expenditures incurred for the three months ended March 31, 2004. Mission anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Guarantor Arrangements

In connection with it’s acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less. The Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the Company’s activities of operating the television station under such agreements. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

10. Employment Benefits

Retirement Savings Plan

The Company and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans cover substantially all employees of the Company and former employees of VHR who meet minimum age and service requirements, and allow participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of the Company and VHR. The Company made contributions of $2 thousand and $5 thousand, respectively, for the three months ended March 31, 2004 and 2003. The VHR 401(k) plan merged into the Mission 401(k) plan on March 29, 2004.

11. Subsequent Events

WUTR Acquisition

On April 1, 2004, Mission purchased substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under its senior credit facilities and included in restricted cash as of March 31, 2004. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10,000 per month. Mission also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising revenue in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

WBAK Acquisition

On April 6, 2004, Mission purchased substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, from Bahakel Communications for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities and included in noncurrent assets as of March 31, 2004. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its senior credit facilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2004, unaudited condensed statements of operations and other unaudited condensed financial statements for the three months ended March 31, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Mission’s Annual Report on Form 10-K for the year ended December 31, 2003 and its other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and, unless required by law, we do not have or undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months ended March 31, 2004, versus the three months ended March 31, 2003 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We currently own and operate the following 12 television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC and KHMT. We completed the acquisition of substantially all of the assets of the television stations WUTR and WBAK on April 1, 2004 and April 6, 2004, respectively. We have various local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we must maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

We currently have the following local service agreements with Nexstar:

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

For more information about our local service agreements with Nexstar, see Note 4 to the Condensed Financial Statements.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 66.6% and 65.7% of our spot revenue for the three months ended March 31, 2003 and 2004, respectively, was generated from local advertising. The remainder of our advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

        On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into new option agreements with Nexstar for the purchase of these stations.

The mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s condensed financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising. This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that the recovery will continue in 2004.

Also, political revenue is a factor when comparing our period-to-period results. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenue during a presidential election year is generally higher than during a non-presidential election year, we expect a large percentage of our revenue growth in 2004 to be attributable to political revenue.

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2003 and the three months ended March 31, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On December 13, 2002, we entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million. On June 13, 2003, we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN.

•	On May 9, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, we purchased substantially all of the assets of WBAK for $3.0 million. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments from us. We also entered into a joint sales agreement, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us. We have evaluated our arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and have determined that we are the primary beneficiary of WBAK. We have therefore consolidated the financial position and results of operations of WBAK since May 9, 2003.

•	On December 17, 2003, we entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million. The acquisition was consummated on April 1, 2004 and upon closing, Nexstar entered into local service agreements with us to provide services to WUTR.

Recent Developments

WUTR Acquisition

On April 1, 2004, we purchased substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under its senior credit facilities. We paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under our senior credit facilities. We entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising revenue in return for payments to us equal to 70% of the WUTR revenue collected each month.

WBAK Acquisition

On April 6, 2004, we purchased substantially all of the assets of WBAK, the Fox affiliate in Terre Haute, Indiana, from Bahakel Communications for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under our senior credit facilities. We paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under our senior credit facilities.

Historical Performance

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2003		2004
	Amount	%	Amount	%
	(dollars in thousands)
Total net revenue	$6,620	100.0	$7,886	100.0
Operating expenses:
Corporate expenses	197	3.0	117	1.5
Station direct operating expenses, net of trade	1,116	16.9	935	11.9
Selling, general and administrative expenses	1,285	19.4	1,095	13.9
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	1,232	18.6	3,272	41.5
Trade and barter expense	589	8.9	494	6.3
Depreciation and amortization	2,287	34.5	2,054	26.0
Amortization of broadcast rights, excluding barter	436	6.6	695	8.8

Loss from operations	$(522)		$(776)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2003		2004
	Amount	%	Amount	%
	(dollars in thousands)
Local	$2,239	57.5	$2,680	56.6
National	1,124	28.9	1,399	29.6
Political	—	—	178	3.8
Network compensation	404	10.4	437	9.2
Other	124	3.2	37	0.8

Total gross revenue	3,891	100.0	4,731	100.0
Less: Agency and national representative commissions	566	14.5	638	13.5

Net broadcast revenue	3,325	85.5	4,093	86.5
Trade and barter revenue	615		546
Revenue from Nexstar Broadcasting, Inc.	2,680		3,247

Total net revenue	$6,620		$7,886

Total net revenue for the three months ended March 31, 2004, increased by $1.3 million or 19.1% over the same period of 2003. On a same station basis the increase was $1.1 million or 15.9%.

Local and national advertising revenue is recovering from last year when a decrease in activity occurred as a result of the outbreak of war in Iraq for the three months ended March 31, 2004 a stronger emphasis on local sales projects and increased demand of automotive advertising strengthened local and national advertising revenue by $0.4 or 19.7% and $0.3 million or 24.5%, respectively as compared to the three months ended March 31, 2003.

The year 2004 is an election year. Political advertising revenues for the three months ended March 31, 2004, were $0.2 million compared to zero for 2003. We expect current year political revenue to increase through early November, when political elections are held.

Revenue from Nexstar for the three months ended March 31, 2004, has increased by $0.6 million or 21.2% over the same period in 2003. Of the $0.6 million increase, $0.2 million is attributed to the acquisition of WBAK and the related JSA agreement with Nexstar. On a same station basis, revenue from Nexstar increased $0.4 million as a result of restructuring and amending the JSA agreements at KOLR, KAMC, KCIT and KJTL effective January 1, 2004.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the three months ended March, 31 2004, corporate expenses decreased by $0.1 million or 40.6% over the same period in 2003. The decrease is attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses consisting primarily of engineering, programming and selling, general and administrative expenses, net of trade. Station direct operating expenses decreased by $0.4 million or 15.5% for the three months ended March 31, 2004, compared to the same period in 2003. Of the $0.4 million decrease, $0.6 million is attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSA agreements offset by $0.2 million in increased expenses related to WBAK.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSA agreement for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended March 31, 2004, these expenses increased $2.0 million or 165.6% over the same period in 2003. Of the $2.0 million increase, $0.8 is attributed to the SSA agreements of WBAK, KRBC and KSAN that were not in place during the three months ended March 31, 2003. On a same station basis, a $1.2 million increase is attributed to the restructuring and amending of the SSA agreements at KOLR, KAMC, KCIT and KJTL effective January 1, 2004.

Depreciation of property and equipment for the three months ended March 31, 2004, remained at a constant level with the same period in 2003.

Amortization of intangibles for the three months ended March 31, 2004, decreased by $0.2 or 10.2% over the same period in 2003. The decrease is a result of short lived intangibles at KODE being fully amortized in 2003.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2004, increased by $0.3 or 59.4% over the same period in 2003. The increase is attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003.

Loss from Operations

Loss from operations for the three months ended March 31, 2004, increased by $0.3 million over the same period in 2003. The three months ended March 31, 2004, included losses of $0.3 million related to WBAK, which began operations under a time brokerage agreement in the second quarter of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs decreased in the three months ended March 31, 2004, by $0.7 million compared to the same period in 2003. The decrease is attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Other Income

Other income for the three months ended March 31, 2003 includes the change in market values of a derivative instrument and the marking-to-market of the interest rate swap agreement which resulted in recognition of a gain of $0.4 million. The change was due to a fluctuation in market interest rates. The interest rate swap was terminated in June 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for three months ended March 31, 2003 was $1.0 million related to the write-off of financing costs related to refinancing of its senior credit facilities.

Income Taxes

Income taxes for the three months ended March 31, 2004, decreased by $0.1 million or 21.4% compared to the same period in 2003. The decrease is attributed to a change in the valuation allowance on tax benefits carried over from prior years.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the three months ended March 31, 2004, relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we have with WBAK (see Note 4 of the condensed financial statements).

Liquidity and Capital Resources

As of March 31, 2004, cash and cash equivalents were $1.1 million, compared to $1.3 million as of March 31, 2003. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments from Nexstar, and the senior credit facilities.

Cash flows used for operating activities were $0.4 million for the three months ended March 31, 2004, compared to cash flows provided by operating activities of $3.9 million for the three months ended March 31, 2003. The comparative decrease in cash flows of $4.3 million is primarily due to the timing of payments made or received on operating assets and liabilities.

Cash flows used for investing activities were $10 thousand for the three months ended March 31, 2004, compared to $0.3 million for the three months ended March 31, 2003. Cash flows used for investing activities for the three months ended March 31, 2004 were due to ongoing capital expenditures. We paid the remaining $1.5 million purchase price for WBAK and the $3.7 million purchase price for WUTR in April 2004. Cash flows used for investing activities for the three months ended March 31, 2003 were primarily due to ongoing capital expenditures.

Cash flow used for financing activities were $0.4 million for the three months ended March 31, 2004, compared to $2.7 million for the three months ended March 31, 2003. Cash flows from financing activities for the three months ended March 31, 2004 was the result of the repayment of $0.4 million of term loans under the senior secured credit facilities. Cash flows from financing activities for the three months ended March 31, 2003 was the result of (1) borrowings under the senior credit facilities of $56.7 million, (2) the repayment of $57.9 million of previous borrowings and (3) the payment of transaction and financing costs of approximately $1.5 million. As of March 31, 2004, there was approximately $27.0 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at March 31, 2004. Our credit agreement was refinanced in February 2003 and amended in December 2003 as a result of our various acquisitions. The terms of the amended credit facilities are described below.

In addition to providing certain services to our stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Senior Credit Facilities

Our senior credit facilities (the “credit facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. We used the proceeds to refinance the existing senior credit facilities, repay the existing debt of VHR and Mission of Amarillo and pay the related debt financing costs. The credit facilities contain covenants which require us to maintain specified financial ratios, including debt to operating cash flow ratios, interest coverage ratios and fixed charge coverage ratios. Our senior credit facilities also require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of March 31, 2004, we had outstanding $139.7 million on our term loan and $3.0 million under our revolver. Interest rates associated with the credit facilities are based, at our option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.36% to 4.15% at March 31, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of our revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. Nexstar guarantees the full payment of the credit facilities.

We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $105.0 million. As of March 31, 2004, $94.9 million was outstanding under Nexstar’s senior credit facilities.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditure limits, cash payments for film rights limits and other restrictions. We were in compliance with all such covenants at March 31, 2004.

Debt Financing Costs

The refinancing of our senior secured credit facilities resulted in the write-off of $1.0 million during the first quarter of 2003 of certain debt financing costs previously capitalized. The amount is included in loss on extinguishment of debt.

Interest Rate Swap Agreements

On June 13, 2003, we terminated the notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months ended March 31, 2003, other income and expense includes a gain of $0.5 million from marking-to-market this derivative instrument.

On June 13, 2003, we entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of March 31, 2004 is not material. This agreement was terminated on April 5, 2004.

Guarantor of Senior Subordinated Notes

We also are a guarantor of Nexstar’s $160.0 million of 12% senior subordinated Notes (the “12% Notes”). The Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The Notes are general unsecured senior subordinated obligations, subordinated to all of our senior debt.

We also are a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. They are general unsecured senior subordinated obligations subordinated to all of our senior debt.

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we own except WFXP which was not required to seek an extension of time because the FCC had not yet issued a DTV construction permit to this station. As of July 1, 2003, all of our stations were broadcasting a low-power DTV signal. WBAK, which we acquired from Bahakel Communications on April 6, 2004, had an extension of time until March 24, 2004 and timely requested a further extension from the FCC to construct digital facilities, which request remains pending. If the FCC denies this request for extension the licensee will have six months to complete construction of DTV facilities and will be required to report to the FCC on construction during this period. If WBAK is not broadcasting a digital signal by the end of this six-month period, the licensee could be subject to further sanctions, including, eventually, loss of its DTV construction permit. WUTR, which Mission acquired from a subsidiary of Clear Channel Communications on April 1, 2004, is broadcasting a full-power DTV signal as of February 17, 2004. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.5 million for the three months ended March 31, 2003. There were no digital conversion expenditures incurred for the three months ended March 31, 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Remainder of 2004	2005 - 2006	2007 - 2008	Thereafter
Senior credit facilities	$142,650	$1,050	$2,800	$2,800	$136,000
Cash interest on debt	41,104	4,280	12,113	14,368	10,343
Broadcast rights current obligations	2,063	1,053	1,002	8	—
Broadcast rights future commitments	897	258	431	138	70
WBAK purchase price obligation	1,500	1,500	—	—	—
WUTR purchase price obligation	3,700	3,700	—	—	—
Operating lease obligations	8,646	691	1,468	1,351	5,136

Total contractual cash obligations	$200,560	$12,532	$17,814	$18,665	$151,549

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

As of March 31, 2004, we have remaining commitments on our announced acquisitions of $5.2 million. We have a remaining commitment of $1.5 million relating to our purchase of WBAK that was paid at closing on April 6, 2004. We have a commitment of $3.7 million relating to our purchase of WUTR that was paid at closing on April 1, 2004.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations, anticipated future growth and the continuation of the various service arrangements in place with Nexstar, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facilities will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

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

All borrowings at March 31, 2004 under our senior credit facilities bear interest ranging from 3.36% to 4.15%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of March 31, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$3,390	$4,103	$4,817	$5,530	$6,243

Additionally, as of March 31, 2004, we are party to an interest rate collar agreement for a notional amount of $40.0 million through December 13, 2004. Under this agreement, the ceiling and floor interest rates are 2.5% and 0.88%, respectively. The net fair value of the agreement as of March 31, 2004 is not material. This agreement was terminated on April 5, 2004.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4. CONTROLS AND PROCEDURES

(a) Mission carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of Mission’s management, including Mission’s president and treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s president and treasurer (its principal executive officer and principal financial and accounting officer) concluded that Mission’s disclosure controls and procedures (1) were effective in timely alerting him to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

10.01	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.02	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.03	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.04	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.05	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.06	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.07	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.08	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.09	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.10	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.11	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.12	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

Exhibit No.	Exhibit

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.

b. Reports on Form 8-K.

(1) Current Report of Form 8-K filed by Mission Broadcasting, Inc. on January 14, 2004, disclosing the consummation of Mission’s acquisition of VHR and Mission Broadcasting of Amarillo.

(2) Current Report on Form 8-K/A filed by Mission Broadcasting, Inc. on March 15, 2004, amending the Current Report on Form 8-K filed by Mission Broadcasting, Inc. on January 14, 2004, disclosing the consummation of Mission’s acquisition of VHR and Mission Broadcasting of Amarillo, to include financial statements for the businesses acquired and pro forma financial information.

(3) Current Report on Form 8-K/A filed by Mission Broadcasting, Inc. on March 18, 2004, amending the Current Report on Form 8-K/A filed by Mission Broadcasting, Inc. on March 15, 2004, disclosing the consummation of Mission’s acquisition of VHR and Mission of Amarillo to include signed opinions and make any necessary changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 14, 2004