Form 10-Q
period 2004-06-30
MISSION BROADCASTING INC
filed 2004-08-13
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

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

As of June 30, 2004, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2004.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share information)

	December 31, 2003	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$1,751
Accounts receivable, net of allowance for doubtful accounts of $170 and $176, respectively	3,631	3,186
Current portion of broadcast rights	2,917	1,785
Prepaid expenses and other current assets	61	21

Total current assets	8,466	6,743
Property and equipment, net	14,158	16,494
Restricted cash	800	—
Broadcast rights	2,774	1,311
Other noncurrent assets	1,703	13
Goodwill, net	11,583	13,053
Intangible assets, net	78,560	76,277

Total assets	$118,044	$113,891

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,400	$1,400
Current portion of broadcast rights payable	2,991	2,200
Accounts payable	358	187
Accrued expenses	922	1,246
Taxes payable	16	16
Interest payable	20	116
Deferred revenue	24	94
Due to Nexstar Broadcasting, Inc.	31,974	26,870

Total current liabilities	37,705	32,129

Debt	141,600	149,900
Broadcast rights payable	3,215	1,438
Deferred tax liabilities	3,567	4,083
Deferred gain on sale of assets	3,039	2,891
Other liabilities	375	526

Total liabilities	189,501	190,967

Commitments and contingencies (Note 9)
Minority interest in consolidated entity	2,812	—

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(74,269)	(77,076)

Total shareholder’s deficit	(74,269)	(77,076)

Total liabilities and shareholder’s deficit	$118,044	$113,891

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$4,894	$5,280	$8,785	$10,011
Less: commissions	(712)	(723)	(1,278)	(1,361)

Net broadcast revenue (excluding trade and barter)	4,182	4,557	7,507	8,650
Trade and barter revenue	647	584	1,262	1,130
Revenue from Nexstar Broadcasting, Inc.	2,294	4,344	4,974	7,591

Total net revenue	7,123	9,485	13,743	17,371

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,262	1,080	2,432	2,080
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,555	1,155	3,037	2,366
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	1,313	3,303	2,545	6,575
Amortization of broadcast rights	990	1,028	1,961	2,153
Amortization of intangible assets	1,521	1,306	3,009	2,592
Depreciation	849	597	1,648	1,365

Total operating expenses	7,490	8,469	14,632	17,131

Income (loss) from operations	(367)	1,016	(889)	240
Interest expense, including amortization of debt financing costs	(1,941)	(1,404)	(4,007)	(2,754)
Loss on extinguishment of debt	—	—	(1,031)	—
Interest income	1	6	3	8
Other income	545	43	1,023	78

Loss before income taxes	(1,762)	(339)	(4,901)	(2,428)
Income tax expense	(379)	(265)	(725)	(537)

Loss before minority interest in consolidated entity	(2,141)	(604)	(5,626)	(2,965)
Minority interest in consolidated entity	105	—	105	158

Net loss	$(2,036)	$(604)	$(5,521)	$(2,807)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2004
	(Unaudited)
Net cash flows provided by (used for) operating activities	$8,236	$(2,230)

Cash flows from investing activities:
Additions to property and equipment, net	(500)	(134)
Proceeds from sale of assets	75	1
Acquisition of broadcast properties and related transaction costs	(8,975)	(6,827)
Down payment on acquisition of stations	(1,500)	—
Decrease in restricted cash	—	800

Net cash used for investing activities	(10,900)	(6,160)

Cash flows from financing activities:
Proceeds from debt issuance	55,000	—
Repayment of long-term debt	(61,747)	(700)
Proceeds from revolver draws	12,150	9,000
Payments for debt finance costs	(1,483)	(16)

Net cash provided by financing activities	3,920	8,284

Net increase (decrease) in cash and cash equivalents	1,256	(106)
Cash and cash equivalents at beginning of period	526	1,857

Cash and cash equivalents at end of period	$1,782	$1,751

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2004, Mission Broadcasting, Inc. (“Mission” or the “Company”) owns 14 television stations in the United States of America, consisting of five Fox-affiliated television stations, two NBC-affiliated television stations, three ABC-affiliated television stations, two CBS-affiliated television stations, one UPN-affiliated television station and one independent television station. The television stations described above are located in Pennsylvania, Indiana, Missouri, Texas, New York and Montana. Through various local service agreements with Mission, Nexstar Broadcasting, Inc. (“Nexstar”) programs two of Mission’s television stations under Time Brokerage Agreements (“TBA”), has Shared Services Agreements (“SSA”) with three of Mission’s television stations, and has SSAs and Joint Sales Agreements (“JSA”) with nine of Mission’s television stations (see Note 4).

The Company is highly vulnerable to changes in general economic conditions because of its relationship with Nexstar and its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities and the continuation of the various service arrangements with Nexstar should result in it having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from June 30, 2004, enabling Mission to continue to operate as a going concern.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2003 and 2004 are unaudited. However, in the opinion of management, such statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. The financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Collectively, Mission owns and operates the following television stations as of June 30, 2004: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all of the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

ABRY Partners, Nexstar Broadcasting Group Inc.’s principal stockholder through its various funds both before and after the merger, holds more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum do not own Mission, Mission of Amarillo or VHR and do not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum are deemed to have controlling financial interests under U.S. GAAP in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and because of service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common control therein, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141”.

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

Mission has entered into various service agreements with Nexstar. WFXP and KHMT each has a TBA with Nexstar, which allows Nexstar to program most of each station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated by WFXP and KHMT in exchange for monthly payments to Mission. KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK each has an SSA with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA. Pursuant to a JSA, Nexstar has also acquired the right to sell and receive the revenue from the advertising time on KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after payment of debt service costs, generated by KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK. The payment provisions for all the SSAs and JSAs discussed above (except for WUTR which commenced on April 1, 2004) were modified between December 30, 2003 and February 1, 2004. The revision of the payment terms had no effect on the services provided. Mission anticipates that Nexstar will continue to receive substantially all of the available cash, after payment of debt service costs, generated by the stations. WYOU, KODE and KRBC each has an SSA with Nexstar, but each of WYOU, KODE and KRBC has its own sales staff.

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

Nexstar does not own or control Mission or its television stations; however, under U.S. GAAP Nexstar is deemed to have a controlling financial interest in Mission due to Nexstar’s guarantee of Mission’s bank debt and the service and purchase option agreements described above. In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation, which have not impacted reported results. Unless otherwise noted, all dollars are in thousands.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions

The stations listed below were acquired in 2003 and 2004. Each acquisition was accounted for under the purchase method, and accordingly the condensed financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003

KSAN (1)	NBC	San Angelo, Texas	June 13, 2003

WUTR	ABC	Utica, New York	April 1, 2004

WBAK (2)	Fox	Terre Haute, Indiana	April 6, 2004

(1) Operations under a time brokerage agreement commenced on January 1, 2003 and terminated on the date of acquisition.

(2) Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.

WBAK

On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million upon consummation of the acquisition, exclusive of transaction costs.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

The following table summarizes the estimated fair values of the assets acquired at April 6, 2004. Mission obtained third-party valuations of certain acquired intangible assets.

At April 6, 2004
(in millions)
Property and equipment	$1,667
Intangible assets	1,333
Goodwill, including transaction costs	1,239

Net assets acquired	$4,239

Of the $1.3 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $0.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.3 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $1.2 million is expected to be deductible for tax purposes.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired at April 1, 2004. Mission obtained third-party valuations of certain acquired intangible assets.

At April 1, 2004
(in millions)
Property and equipment	$2,040
Intangible assets	1,685
Goodwill, including transaction costs	363

Net assets acquired	$4,088

Of the $1.7 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $1.0 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have a useful life of approximately 1 year. Goodwill of $0.4 million is expected to be deductible for tax purposes.

The selected unaudited pro forma information for the three months and six months ended June 30, 2003 and 2004 determined as if the acquisitions, described above, had occurred on January 1, of each year is as follows:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$4,182	$4,696	$4,557	$4,557
Total net revenue	7,123	7,637	9,485	9,485
Income (loss) from operations	(367)	(986)	1,016	1,016
Loss before minority interest in consolidated entity	(2,141)	(2,918)	(604)	(604)
Net loss	$(2,036)	$(2,813)	$(604)	$(604)

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net broadcast revenue (excluding trade and barter)	$7,507	$8,652	$8,650	$8,964
Total net revenue	13,743	14,927	17,371	17,685
Income (loss) from operations	(889)	(2,140)	240	(241)
Loss before minority interest in consolidated entity	(5,626)	(7,210)	(2,965)	(3,495)
Net loss	$(5,521)	$(7,105)	$(2,807)	$(3,337)

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

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

        As of June 30, 2004, Mission has agreements in place with subsidiaries of Nexstar in twelve markets: Erie, Pennsylvania; Wichita Falls, Texas-Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri-Pittsburg, Kansas; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; Springfield, Missouri and Utica, New York.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.     Related Party Transactions—(Continued)

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

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases all of the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. On January 1, 2004, the fee related to the JSA was amended to be 70% of the KJTL/KJBO-LP revenue collected each month.

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

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN. In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. The JSA between KRBC and KTAB was implemented on July 1, 2004.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat fee of $50,000 per month from Mission. Mission also entered into a JSA, effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN revenue collected each month.

        In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. The initial term of these agreements is ten years. On January 13, 2004, the shared services fee

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.    Related Party Transactions—(Continued)

was amended to a flat fee of $100 thousand per month. On January 13, 2004, the fee related to the JSA was amended to be 70% of the WBAK revenue collected each month.

From May 9, 2003 until April 6, 2004, the date Mission purchased WBAK from Bahakel Communications and certain of its subsidiaries, Mission operated WBAK under a TBA. Mission evaluated its arrangement with Bahakel Communications under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and determined that it was the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK from May 9, 2003 to April 6, 2004.

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

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP for monthly payments of $125 thousand (which may be adjusted according to KCIT and KCPN-LP expenses) to Mission. On January 1, 2004, the fee related to the JSA was amended to be 70% of the KCIT/KCPN-LP revenue collected each month.

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

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KAMC revenue collected each month.

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

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR revenue collected each month.

In Utica, New York, Mission has an SSA, dated as of April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of services that Nexstar’s station WFXV and Mission’s station WUTR, individually incur. These shared services include news production, technical maintenance and security, but do not include the services of senior management personnel, programming and sales. In consideration of services provided to WUTR by WFXV personnel, Mission pays Nexstar a monthly fee of $10 thousand per month.

Also in Utica, New York, Mission has a JSA, dated April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WFXV, purchases all of the advertising revenue in return for payments to Mission equal to 70% of the WUTR revenue collected each month.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions—(Continued)

Under these agreements, Mission is responsible for certain operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Termination of the time brokerage agreements typically occurs on consummation of the acquisitions of the stations. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the various shared services and joint sales agreements.

Management Agreement

Mission’s principal stockholder and his spouse are parties to a management compensation agreement. Under this agreement, Mission pays the principal stockholder up to $0.3 million per year for certain management services and pays his spouse by the hour for certain management services.

5.	Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	June 30, 2004
		(Unaudited)	(Unaudited)
Network affiliation agreements	15	$59,616	$60,096
FCC licenses	indefinite	31,323	30,624
Debt financing costs	term of debt	2,118	1,381
Other intangible assets	1-15	17,582	14,803

		110,639	106,904
Less: accumulated amortization		(32,079)	(30,627)

Intangible assets, net of accumulated amortization		78,560	76,277
Goodwill	indefinite	11,583	13,053

Intangible assets and goodwill, net		$90,143	$89,330

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the three months ended June 30, 2003 and 2004 was $1.5 million and $1.3 million, respectively, and for the six months ended June 30, 2003 and 2004 was $3.0 million and $2.6 million, respectively. The estimated useful life of network affiliations contemplates renewals of the underlying agreements based on the Company’s historical ability to renew such agreements without significant cost or modifications to the conditions from which the value of the affiliation was derived. These renewals can result in estimated useful lives of individual affiliations ranging from 12 to 20 years. Management has determined that 15 years is a reasonable estimate within the range of such estimated useful lives. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 and June 30, 2004 was $26.5 million and $25.8 million, respectively. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of June 30, 2004, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Balance as of January 1, 2004	$11,583
Acquisitions	1,470

Balance as of June 30, 2004	$13,053

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Senior Secured Credit Facilities

The senior secured credit facilities (the “credit facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, Mission had outstanding $139.3 million on its term loan and $12.0 million under its revolver. Interest rates associated with the credit facilities are based, at Mission’s option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.12% at June 30, 2004). Nexstar guarantees the full payment of the credit facilities.

Based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities, the fair value of Mission’s credit facilities approximates carrying value.

Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $104.7 million as of June 30, 2004. Nexstar has $92.7 million of debt outstanding under its senior credit facilities as of June 30, 2004.

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

Debt Financing Costs

The refinancing of the senior secured credit facilities for Mission resulted in the write off during the six months ended June 30, 2003 of $1.0 million of certain debt financing costs capitalized at December 31, 2002. The amount is included in loss on extinguishment of debt.

Interest Rate Swap Agreements

On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months and six months ended June 30, 2003, other income and expense includes a gain of $0.4 million and $0.9 million, respectively, from marking-to-market of this derivative instrument.

On June 13, 2003, Quorum/VHR/Mission of Amarillo entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. The agreement was terminated on April 5, 2004 with no gain or loss being recognized.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8.	Guarantor of Senior Subordinated Notes—(Continued)

Mission is a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. They are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

9.    Commitments and Contingencies

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. Mission received extensions of time to begin digital operations at all of the stations it owned as of that date. All of Mission’s stations are broadcasting a low-power DTV signal, except WUTR, which is broadcasting a full-power DTV signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.7 million and $26 thousand, respectively, for the six months ended June 30, 2003 and 2004. Mission anticipates that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

Guarantor Arrangements

In connection with its acquisitions, the Company enters into local service agreements for specified periods of time, usually six months or less. The Company indemnifies the owner and operator of the television station, their employees, agents and contractors from liability, claims, and damages arising from the Company’s activities of operating the television station under such agreements. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

10.	Subsequent Events

JSA with Nexstar

A JSA between KTAB, a Nexstar-owned station, and KRBC, a Mission-owned station, both in the Abilene-Sweetwater, Texas, market, was implemented effective July 1, 2004. Under this JSA, KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC revenue collected each month.

Recent FCC Actions

On August 2, 2004, the FCC released a Notice of Proposed Rule Making (“NPRM”) seeking comment on whether television JSAs should be considered attributable interests under the FCC’s rules. The FCC tentatively concluded that television JSAs should be attributable; however, the NPRM asks numerous questions, including why parties enter into JSAs, whether and how television JSAs are different from radio JSAs, and whether to grandfather existing JSAs. Mission anticipates that the deadline to submit comments in this proceeding will be in mid-September, with reply comments due in October. The outcome of this FCC rulemaking proceeding and the timing of an FCC decision are unpredictable.

On August 4, 2004, the FCC adopted further rules for the transition to digital broadcasting. Although the FCC adopted these rules, the text of this FCC decision is not available at this time. Generally, the new rules (i) establish a process for television broadcast stations to select the channel for their permanent DTV operations, (ii) establish deadlines by which DTV stations have to initiate full-power operations or else lose protection for all of their authorized coverage areas; and (iii) provide clarity on several technical issues, including closed-captioning requirements. Under these new rules, Mission will be required to begin electing its stations’ DTV channels in November 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2004, unaudited condensed statements of operations and other unaudited condensed financial statements for the three months and six months ended June 30, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. These comparisons refer to stations that we have owned at the beginning and end of a particular period. In particular, references to a comparison on a same station basis for the three months and six months ended June 30, 2004, versus the three months and six months ended June 30, 2003 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We currently own and operate the following 14 television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK. We have various local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various management, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table describes the various service agreements we have implemented as of June 30, 2004 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KSAN, WUTR and WBAK

SSA Only (3)	WYOU, KODE and KRBC

(1)	Nexstar has a TBA which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)	Nexstar has both an SSA and a JSA with these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSA allows Nexstar the right to sell and receive the revenue from the station’s advertising time in return for monthly payments to us. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Nexstar anticipates that it will continue to receive substantially all of the available cash, after payments for debt service costs, generated by the above listed stations.

(3)	Nexstar has an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. Nexstar has the right to implement terms of a JSA with 10 days written notification to us.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 68.0% and 66.4% of our spot revenue for the six months ended June 30, 2003 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with our stations’ local sales staff, thereby eliminating the agency commission.

The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

        As explained in Note 2 to the Condensed Financial Statements, the mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s condensed financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising. This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of the year and we believe that it is continuing to recover in 2004.

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

Acquisitions and Station Agreements

The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2003 and the six months ended June 30, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On December 13, 2002, we entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. On June 13, 2003, we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. On June 1, 2004, the SSA agreement was amended to exclude KSAN. Simultaneously, we entered into an SSA agreement with KLST, the ABC affiliate in San Angelo, Texas, operated by Nexstar under a TBA. Under the terms of the SSA agreement, KLST provides news production, technical maintenance and security for KSAN in return for monthly payments of $50 thousand. We also entered into a JSA effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN for payments to us equal to 70% of the KSAN revenue collected each month.

•	On May 9, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, we purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under our senior credit facilities. We paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under our senior credit facilities. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from us. We also entered into a JSA effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us of 70% of the WBAK revenue collected each month. We evaluated our arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) and determined that we were the primary beneficiary of WBAK. We therefore consolidated the financial position and results of operations of WBAK from May 9, 2003 to April 6, 2004.

•	On December 17, 2003, we entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, we purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under our senior credit facilities. We paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under our senior credit facilities. We entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR, including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to us equal to 70% of the WUTR revenue collected each month.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$2,879	58.8	$2,899	54.9	$5,218	59.4	$5,579	55.7
National	1,331	27.2	1,419	26.9	2,455	27.9	2,818	28.2
Political	180	3.7	444	8.4	180	2.0	622	6.2
Network compensation	410	8.4	446	8.4	814	9.3	883	8.8
Other	94	1.9	72	1.4	118	1.4	109	1.1

Total gross revenue	4,894	100.0	5,280	100.0	8,785	100.0	10,011	100.0
Less: Agency and national representative commissions	712	14.5	723	13.7	1,278	14.5	1,361	13.6

Net broadcast revenue	4,182	85.5	4,557	86.3	7,507	85.5	8,650	86.4
Trade and barter revenue	647		584		1,262		1,130
Revenue from Nexstar Broadcasting, Inc.	2,294		4,344		4,974		7,591

Total net revenue	$7,123		$9,485		$13,743		$17,371

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$7,123	100.0	$9,485	100.0	$13,743	100.0	$17,371	100.0
Operating expenses:
Corporate expenses	208	2.9	113	1.2	405	2.9	230	1.3
Station direct operating expenses, net of trade	1,158	16.3	977	10.3	2,274	16.5	1,912	11.0
Selling, general and administrative expenses	1,347	18.9	1,041	11.0	2,632	19.2	2,136	12.3
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	1,313	18.4	3,303	34.8	2,545	18.5	6,575	37.9
Trade and barter expense	588	8.3	568	6.0	1,177	8.6	1,062	6.1
Depreciation and amortization	2,370	33.3	1,903	20.1	4,657	33.9	3,957	22.8
Amortization of broadcast rights, excluding barter	506	7.1	564	5.9	942	6.9	1,259	7.2

Income (loss) from operations	$(367)		$1,016		$(889)		$240

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

Revenue

Total net revenue for the three months ended June 30, 2004, increased by $2.4 million, or 33.2% over the same period of 2003. On a same station basis, the increase was $1.8 million, or 31.0%.

Local and national advertising revenue is recovering from last year when a decrease in activity occurred as a result of the outbreak of war in Iraq. For the three months ended June 30, 2004, a stronger emphasis on local sales projects and increased demand of automotive advertising strengthened total local and national advertising revenue by $0.1 million, or 2.6%, as compared to the three months ended June 30, 2003.

The year 2004 is an election year. Political advertising revenue for the three months ended June 30, 2004, were $0.4 million as compared to $0.2 million for the same period in 2003. We expect current year political revenue to increase through early November, when political elections are held.

Revenue from Nexstar for the three months ended June 30, 2004, has increased by $2.0 million, or 89.4% over the same period in 2003. Of the $2.0 million increase, $0.3 million is attributed to our acquisitions of WBAK and WUTR and the related JSA agreements with Nexstar. On a same station basis, revenue from Nexstar increased $1.7 million as a result of restructuring and amending the JSA agreement, effective in January 2004, at each of KOLR, KAMC, KCIT, WBAK and KJTL.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the three months ended June 30, 2004, corporate expenses decreased by $0.1 million, or 45.7% over the same period in 2003. The decrease is attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.5 million, or 19.4% for the three months ended June 30, 2004, compared to the same period in 2003. The $0.5 million decrease is attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSA agreements.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSA agreement for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended June 30, 2004, these expenses increased $2.0 million, or 151.6% over the same period in 2003. Of the $2.0 million increase, $0.7 million is attributed to the SSA agreements of WBAK, WUTR, KRBC and KSAN that were only partially in place during the three months ended June 30, 2003. On a same station basis, a $1.3 million increase is attributed to the restructuring and amending of the SSA agreement, effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

Depreciation of property and equipment for the three months ended June 30, 2004, decreased by $0.3 million, or 29.7%, compared to the same period in 2003. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Amortization of intangible assets for the three months ended June 30, 2004, decreased by $0.2 million, or 14.1% over the same period in 2003. The decrease is a result of short lived intangible assets at KODE being fully amortized in 2003.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2004, increased by $0.1 million, or 11.5% over the same period in 2003. The increase is attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003.

Income (loss) from Operations

Income from operations was $1.0 million for the three months ended June 30, 2004, an increase of $1.4 million over the loss from operations of $0.4 million for the same period of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased in the three months ended June 30, 2004, by $0.5 million as compared to the same period in 2003. The decrease is attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Other Income

        Other income for the three months ended June 30, 2003 includes the marking-to-market of the interest rate swap agreement which resulted in recognition of a gain of $0.4 million. The change in market values was due to a fluctuation in market interest rates. The interest rate swap was terminated on June 13, 2003.

Income Taxes

Income taxes for the three months ended June 30, 2004, decreased by $0.1 million, or 30.1% as compared to the same period in 2003. The decrease is attributed to a change in the valuation allowance on tax benefits carried over from prior years.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

Revenue

Total net revenue for the six months ended June 30, 2004, increased by $3.6 million, or 26.4% over the same period of 2003. On a same station basis, the increase was $2.6 million, or 22.5%.

Local and national advertising revenue is recovering from last year when a decrease in activity occurred as a result of the outbreak of war in Iraq. For the six months ended June 30, 2004, a stronger emphasis on local sales projects and increased demand of automotive advertising strengthened local advertising revenue and national advertising revenue by $0.4 million, or 6.9%, and $0.4 million, or 14.8%, respectively, as compared to the six months ended June 30, 2003.

The year 2004 is an election year. Political advertising revenue for the six months ended June 30, 2004, were $0.6 million as compared to $0.2 million for the same period in 2003. We expect current year political revenue to increase through early November, when political elections are held.

Revenue from Nexstar for the six months ended June 30, 2004, has increased by $2.6 million, or 52.6% over the same period in 2003. Of the $2.6 million increase, $0.5 million is attributed to our acquisitions of WBAK and WUTR and the related JSA agreements with Nexstar. On a same station basis, revenue from Nexstar increased $2.1 million as a result of restructuring and amending the JSA agreement, effective in January 2004, at each of KOLR, KAMC, KCIT, WBAK and KJTL.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the six months ended June 30, 2004, corporate expenses decreased by $0.2 million, or 43.2% over the same period in 2003. The decrease is attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.9 million, or 17.5% for the six months ended June 30, 2004, compared to the same period in 2003. The $0.9 million decrease is attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSA agreements.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSA agreement for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the six months ended June 30, 2004, these expenses increased $4.0 million, or 158.3% over the same period in 2003. Of the $4.0 million increase, $1.4 million is attributed to the SSA agreements of WBAK, WUTR, KRBC and KSAN that were not in place for most of the six months ended June 30, 2003. On a same station basis, a $2.6 million increase is attributed to the restructuring and amending of the SSA agreement, effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

Depreciation of property and equipment for the six months ended June 30, 2004, decreased by $0.3 million, or 17.2%, compared to the same period in 2003. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Amortization of intangible assets for the six months ended June 30, 2004, decreased by $0.4 million, or 13.9% over the same period in 2003. The decrease is a result of short lived intangible assets at KODE being fully amortized in 2003.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2004, increased by $0.3 million, or 33.7% over the same period in 2003. The increase is attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003.

Income (loss) from Operations

Income from operations was $0.2 million for the six months ended June 30, 2004, an increase of $1.1 million over the loss of operations of $0.9 million for the same period of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased in the six months ended June 30, 2004, by $1.3 million as compared to the same period in 2003. The decrease is attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Other Income

Other income for the six months ended June 30, 2003 includes the marking-to-market of the interest rate swap agreement which resulted in recognition of a gain of $0.9 million. The change in market values was due to a fluctuation in market interest rates. The interest rate swap was terminated on June 13, 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for six months ended June 30, 2003 was $1.0 million related to the write-off of debt financing costs related to refinancing of our senior credit facilities.

Income Taxes

Income taxes for the six months ended June 30, 2004, decreased by $0.2 million, or 25.9% as compared to the same period in 2003. The decrease is attributed to a change in the valuation allowance on tax benefits carried over from prior years.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the six months ended June 30, 2004, relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK from May 9, 2003 to April 6, 2004 (see Note 4 of the Condensed Financial Statements).

Liquidity and Capital Resources

Cash Flows

As of June 30, 2004 and 2003, cash and cash equivalents were $1.8 million. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments from Nexstar, and the senior credit facilities.

Cash Flows —Operating Activities

Cash flows used for operating activities were $2.2 million for the six months ended June 30, 2004, compared to cash flows provided by operating activities of $8.2 million for the six months ended June 30, 2003. The comparative decrease in cash flows of $10.4 million is primarily due to the timing of payments made or received on operating assets and liabilities.

Cash Flows—Investing Activities

Cash flows used for investing activities were $6.2 million for the six months ended June 30, 2004, compared to $10.9 million for the three months ended June 30, 2003. Cash flows used for investing activities for the six months ended June 30, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WBAK, and (3) ongoing capital expenditures. Cash flows used for investing activities for the six months ended June 30, 2003 included (1) the remaining $8.5 million payment, exclusive of transaction costs, for the acquisition of KRBC and KSAN, (2) the down payment of $1.5 million against the purchase price of WBAK, and (3) ongoing capital expenditures.

Cash Flows—Financing Activities

Cash flows provided by financing activities were $8.3 million for the six months ended June 30, 2004, compared to $3.9 million for the six months ended June 30, 2003. Cash flows from financing activities for the six months ended June 30, 2004 was primarily the result of (1) borrowings under the senior credit facilities of $9.0 million, and (2) the repayment of $0.7 million of term loans under the senior credit facilities. Cash flows from financing activities for the six months ended June 30, 2003 was the result of (1) borrowings under the senior credit facilities of $67.2 million, (2) the repayment of $61.7 million of previous borrowings, and (3) the payment of transaction and debt financing costs of approximately $1.5 million. As of June 30, 2004, there was approximately $18.0 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at June 30, 2004. Our credit agreement was refinanced in February 2003 and amended in December 2003 as a result of our various acquisitions. The terms of the amended credit facilities are described below.

In addition to providing certain services to our stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Senior Credit Facilities

Our senior credit facilities (the “credit facilities”) consist of a $140.0 million term loan and a $30.0 million revolver. We used the proceeds to refinance the existing senior credit facilities, repay the existing debt of VHR and Mission of Amarillo and pay the related debt financing costs. The credit facilities contain covenants which require us to maintain specified financial ratios, including debt to operating cash flow ratios, interest coverage ratios and fixed charge coverage ratios. Our senior credit facilities also require us to comply with certain limitations on the incurrence of additional indebtedness, issuance of equity, payment of dividends and on certain other business activities. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of June 30, 2004, we had outstanding $139.3 million on our term loan and $12.0 million under our revolver. Interest rates associated with the credit facilities are based, at our option, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (ranging from 3.84% to 4.12% at June 30, 2004). Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of our revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The term loan is subject to scheduled mandatory repayments that commenced on March 31, 2004. Nexstar guarantees the full payment of the credit facilities.

We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $104.7 million as of June 30, 2004. Nexstar has $92.7 million of debt outstanding under its senior credit facilities as of June 30, 2004.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditure limits, cash payments for film rights limits and other restrictions. We were in compliance with all such covenants at June 30, 2004.

Debt Financing Costs

The refinancing of our senior secured credit facilities resulted in the write-off of $1.0 million for the six months ended June 30, 2003 of certain debt financing costs previously capitalized. The amount is included in loss on extinguishment of debt.

Interest Rate Swap Agreements

On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the three months and six months ended June 30, 2003, other income and expense includes a gain of $0.4 million and $0.9 million, respectively, from marking-to-market of this derivative instrument.

On June 13, 2003, Quorum/VHR/Mission of Amarillo entered into an interest rate collar agreement for a notional amount of $60.0 million through September 13, 2003 and $40.0 million from September 13, 2003 through December 13, 2004. Under the agreement the ceiling and floor interest rates were 2.5% and 0.88%, respectively. This agreement was terminated on April 5, 2004 with no gain or loss being recognized.

Guarantor of Senior Subordinated Notes

We also are a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (the “12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are general unsecured senior subordinated obligations subordinated to all of our senior debt.

We also are a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of our senior debt.

Digital Conversion

FCC regulations required television stations to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. We received extensions of time to begin digital operations at all of the stations we owned as of that date. All of our stations are broadcasting a low-power DTV signal, except WUTR, which is broadcasting a full-power DTV signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal, and we estimate that it will require an average additional capital expenditure of $0.7 million per station to modify the transmitter for full-power digital signal transmission. Digital conversion expenditures were $0.7 million and $26 thousand, respectively, for the six months ended June 30, 2003 and 2004. We anticipate that digital conversion expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
Senior credit facilities	$151,300	$700	$2,800	$2,800	$145,000
Cash interest on debt	40,232	3,080	12,249	14,464	10,439
Broadcast rights current obligations	1,685	675	1,002	8	—
Broadcast rights future commitments	1,600	339	861	330	70
Operating lease obligations	8,416	461	1,468	1,351	5,136

Total contractual cash obligations	$203,233	$5,255	$18,380	$18,953	$160,645

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new credit facilities in the future and could increase the cost of such facilities.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations, anticipated future growth, and the continuation of the various service arrangements in place with Nexstar, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facilities will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

Critical Accounting Policies and Estimates

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 32 through 33 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of June 30, 2004 there has been no material change to this information.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at June 30, 2004 under our senior credit facilities bear interest ranging from 3.84% to 4.12%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of June 30, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreement described below:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$4,331	$5,087	$5,844	$6,600	$7,357

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

PART II

Item 1.    LEGAL PROCEEDINGS

None.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Exhibit

10.01	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

10.02	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 filed by Nexstar Broadcasting, Inc. (File No. 333-114963))

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.

b. Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/	DAVID S. SMITH

By:	David S. Smith
Its:	President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)
Dated:	August 13, 2004