Form 10-Q
period 2004-09-30
MISSION BROADCASTING INC
filed 2004-11-15
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(IRS Employer Identification No.)

7650 Chippewa Road, Suite 305 Brecksville, Ohio 44141	(440) 526-2227
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of September 30, 2004, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at September 30, 2004.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except share information)

	December 31, 2003	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,857	$1,634
Accounts receivable, net of allowance for doubtful accounts of $170 and $88, respectively	3,631	2,399
Current portion of broadcast rights	2,917	3,584
Prepaid expenses and other current assets	61	227

Total current assets	8,466	7,844
Property and equipment, net	14,158	16,005
Restricted cash	800	—
Broadcast rights	2,774	1,777
Other noncurrent assets	1,703	22
Goodwill, net	11,583	13,007
Intangible assets, net	78,560	74,113

Total assets	$118,044	$112,768

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,400	$1,520
Current portion of broadcast rights payable	2,991	3,941
Accounts payable	358	116
Accrued expenses	922	858
Taxes payable	16	10
Interest payable	20	16
Deferred revenue	24	131
Due to Nexstar Broadcasting, Inc.	31,974	25,382

Total current liabilities	37,705	31,974

Debt	141,600	150,100
Broadcast rights payable	3,215	2,125
Deferred tax liabilities	3,567	4,351
Deferred gain on sale of assets	3,039	2,848
Other liabilities	375	606

Total liabilities	189,501	192,004

Commitments and contingencies (Note 9)
Minority interest in consolidated entity	2,812	—

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(74,269)	(79,236)

Total shareholder’s deficit	(74,269)	(79,236)

Total liabilities and shareholder’s deficit	$118,044	$112,768

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$4,721	$4,172	$13,506	$14,183
Less: commissions	(693)	(551)	(1,971)	(1,912)

Net broadcast revenue (excluding trade and barter)	4,028	3,621	11,535	12,271
Trade and barter revenue	616	590	1,878	1,720
Revenue from Nexstar Broadcasting, Inc.	2,605	5,059	7,579	12,650

Total net revenue	7,249	9,270	20,992	26,641

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,076	1,023	3,508	3,103
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,537	1,198	4,574	3,564
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	1,682	3,302	4,227	9,877
Amortization of broadcast rights	1,053	1,228	3,014	3,381
Amortization of intangible assets	1,481	1,354	4,490	3,946
Depreciation	1,041	532	2,689	1,897

Total operating expenses	7,870	8,637	22,502	25,768

Income (loss) from operations	(621)	633	(1,510)	873
Interest expense, including amortization of debt financing costs	(1,984)	(1,488)	(5,991)	(4,242)
Loss on extinguishment of debt	—	(1,094)	(1,031)	(1,094)
Interest income	1	3	4	11
Other income	22	54	1,045	132

Loss before income taxes	(2,582)	(1,892)	(7,483)	(4,320)

Income tax expense	(261)	(268)	(986)	(805)

Loss before minority interest in consolidated entity	(2,843)	(2,160)	(8,469)	(5,125)

Minority interest in consolidated entity	158	—	263	158

Net loss	$(2,685)	$(2,160)	$(8,206)	$(4,967)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)
Net cash flows provided by (used for) operating activities	$8,983	$(2,358)

Cash flows from investing activities:
Additions to property and equipment, net	(923)	(178)
Proceeds from sale of assets	75	1
Acquisition of broadcast properties and related transaction costs	(9,043)	(6,780)
Down payment on acquisition of assets	(1,500)	—
Decrease in restricted cash	—	800

Net cash used for investing activities	(11,391)	(6,157)

Cash flows from financing activities:
Proceeds from debt issuance	55,000	152,000
Repayment of long-term debt	(62,709)	(152,380)
Proceeds from revolver draws	12,150	9,000
Payments for debt finance costs	(1,483)	(328)

Net cash provided by financing activities	2,958	8,292

Net increase (decrease) in cash and cash equivalents	550	(223)

Cash and cash equivalents at beginning of period	526	1,857

Cash and cash equivalents at end of period	$1,076	$1,634

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

1. Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) owns and operates television stations in the United States of America, consisting of television stations affiliated with NBC, ABC, CBS, Fox or UPN television networks and one independent television station. The television stations described above are located in Pennsylvania, Indiana, Missouri, Texas, New York and Montana. Through local service agreements (as more fully described below), Nexstar Broadcasting, Inc. (“Nexstar”) programs certain of Mission’s television stations under Time Brokerage Agreements (“TBA”), has Shared Services Agreements (“SSA”) with certain of Mission’s television stations, and has SSAs and Joint Sales Agreements (“JSA”) with certain of Mission’s television stations (see Note 4).

The Company is highly vulnerable to changes in general economic conditions because of its relationship with Nexstar and its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. The Company believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facilities and the continuation of the various service arrangements with Nexstar should result in it having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from September 30, 2004, enabling Mission to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The financial statements as of September 30, 2004 and for the three months and nine months ended September 30, 2003 and 2004 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation.

Basis of Presentation

Collectively, Mission owns and operates the following television stations as of September 30, 2004: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

(dollars in thousands)

2. Summary of Significant Accounting Policies—(Continued)

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under U.S. GAAP in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and because of service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common control therein, the acquisition of Mission of Amarillo and VHR was accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141”.

The mergers between Mission and VHR, and Mission and Mission of Amarillo constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s condensed financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission stations have implemented as of September 30, 2004 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR and WBAK

SSA Only(3)	WYOU and KODE

(1)	Mission has a TBA which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Mission has both an SSA and a JSA for these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs allow Nexstar the right to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the above listed stations.

(3)	Mission has an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Nexstar has the right to implement JSAs with 10 days written notification to Mission. Nexstar provided such notice to WYOU and KODE on September 1, 2004. JSAs between WYOU and Nexstar-owned WBRE and KODE and Nexstar-owned KSNF were implemented effective October 1, 2004 (see Note 10).

In addition to providing certain services to our television stations, Nexstar is also the guarantor of our debt. We are a guarantor of the senior credit facilities entered into by Nexstar and the senior subordinated notes issued by Nexstar.

Mission’s sole shareholder has granted to Nexstar a purchase option to acquire the assets and liabilities of each Mission station for consideration equal to the greater of (i) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our shareholder.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Acquisitions

The stations listed below were acquired in the first nine months of 2004. Each acquisition was accounted for under the purchase method, and accordingly the condensed financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
WUTR	ABC	Utica, New York	April 1, 2004
WBAK(1)	Fox	Terre Haute, Indiana	April 6, 2004

(1)	Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.

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

At April 1, 2004
Property and equipment	$2,040
Intangible assets	1,685
Goodwill, including transaction costs	367

Assets acquired	$4,092

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

At April 6, 2004
Property and equipment	$1,667
Intangible assets	1,333
Goodwill, including transaction costs	1,188

Assets acquired	$4,188

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

3. Acquisitions—(Continued)

The following unaudited pro forma information for the three months and nine months ended September 30, 2003 and 2004, has been presented as if the acquisitions, described above, had occurred on January 1, of each year:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2004
	Pro Forma	Pro Forma
Net broadcast revenue (excluding trade and barter)	$4,459	$3,621
Total net revenue	7,680	9,270
Income (loss) from operations	(904)	633
Net loss	$(3,023)	$(2,160)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
	Pro Forma	Pro Forma
Net broadcast revenue (excluding trade and barter)	$13,111	$12,585
Total net revenue	22,607	26,955
Income (loss) from operations	(2,489)	553
Net loss	$(9,381)	$(5,336)

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

4. Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

As of September 30, 2004, Mission has agreements in place with Nexstar in twelve markets: Erie, Pennsylvania; Wichita Falls, Texas-Lawton, Oklahoma; Wilkes Barre-Scranton, Pennsylvania; Joplin, Missouri-Pittsburg, Kansas; Abilene-Sweetwater, Texas; San Angelo, Texas; Terre Haute, Indiana; Amarillo, Texas; Billings, Montana; Lubbock, Texas; Springfield, Missouri and Utica, New York.

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

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to an agreement for the sale of commercial time dated as of June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases all of the advertising time on KJTL and KJBO-LP and retains the advertising revenue, in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. On January 1, 2004, the fee related to the JSA was amended to be 70% of the KJTL/KJBO-LP net revenue collected each month.

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

(dollars in thousands)

4. Related Party Transactions—(Continued)

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to Mission and (b) the satisfaction of certain requirements, if any, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or HSR Act. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls and Terre Haute. The JSA between WYOU and WBRE was implemented on October 1, 2004.

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee calculated based on the cash flows of KODE. On October 1, 2004, the terms of the SSA were amended to change the fee to a flat monthly fee.

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which will begin only at the later of (a) the 10th day after Nexstar’s written notice to Mission and (b) the satisfaction of certain requirements, if any, under the HSR act. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls and Terre Haute. The JSA between KODE and KSNF was implemented on October 1, 2004.

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN (formerly KACB). In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. Mission also entered into a JSA, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat fee of $50 thousand per month from Mission. Mission also entered into a JSA, effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month.

In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of $100 thousand per month, which may be adjusted according to Mission’s expenses. The initial term of these agreements is ten years. On January 13, 2004, the shared services fee was amended to a flat fee of $100 thousand per month. On January 13, 2004, the fee related to the JSA was amended to be 70% of the WBAK net revenue collected each month.

From May 9, 2003 until April 6, 2004, the date Mission purchased WBAK from Bahakel Communications and certain of its subsidiaries, Mission operated WBAK under a TBA. Mission evaluated its arrangement with Bahakel Communications under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and determined that it was the primary beneficiary of WBAK. Mission has therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

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

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP for monthly payments of $125 thousand (which may be adjusted according to KCIT and KCPN-LP expenses) to Mission. On January 1, 2004, the fee related to the JSA was amended to be 70% of the KCIT/KCPN-LP net revenue collected each month.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4. Related Party Transactions—(Continued)

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which has an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission. On June 1, 2004, Nexstar notified Mission of its intent to extend the TBA for an additional ten year term effective December 14, 2004.

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

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC for certain monthly payments (which may be adjusted according to KAMC’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KAMC net revenue collected each month.

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

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR net revenue collected each month.

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

Also in Utica, New York, Mission has a JSA, dated April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WFXV, purchases all of the advertising time on WUTR in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the various time brokerage, shared services and joint sales agreements.

Management Agreement

Mission’s principal stockholder and his spouse are parties to a management compensation agreement. Under this agreement, Mission pays the principal stockholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

5. Intangible Assets and Goodwill

	Estimated useful life (years)	December 31, 2003	September 30, 2004
Network affiliation agreements	15	$59,616	$60,096
FCC licenses	indefinite	31,323	30,624
Debt financing costs	term of debt	2,118	527
Other intangible assets	1-15	17,582	14,580

		110,639	105,827
Less: accumulated amortization		(32,079)	(31,714)

Intangible assets, net of accumulated amortization		78,560	74,113
Goodwill	indefinite	11,583	13,007

Intangible assets and goodwill, net		$90,143	$87,120

Total amortization expense from definite-lived intangibles (excluding debt financing costs) for the three months ended September 30, 2003 and 2004 was $1.5 million and $1.4 million, respectively, and for the nine months ended September 30, 2003 and 2004 was $4.5 million and $3.9 million, respectively. The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2003 was $26.5 million (net of accumulated amortization of $4.8 million) and at September 30, 2004 was $25.8 million (net of accumulated amortization of $4.8 million).

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2003. This test resulted in no impairment being recognized. As of September 30, 2004, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Balance as of January 1, 2004	$11,583
Acquisitions and other adjustments	1,424

Balance as of September 30, 2004	$13,007

The acquisitions of WUTR and WBAK during the second quarter of 2004 increased goodwill by approximately $1.6 million.

6. Debt

Senior Secured Credit Facilities

On December 30, 2003, Mission amended its senior secured credit facilities (the “Credit Facilities”). The Credit Facilities consisted of a $140.0 million term loan and a $30.0 million revolver. The terms of the Credit Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Mission’s amended senior credit facilities as described below.

On August 13, 2004, Mission amended its senior secured credit facilities (the “Amended Credit Facilities”). The Amended Credit Facilities, among other things, permitted Mission to incur a term loan in the amount of $152.0 million, the proceeds of which were used to repay its term loan in the amount of $139.3 million plus accrued interest and its revolver loans in the amount of $12.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Credit Facilities consist of a $152.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004, Mission had outstanding $151.6 million on its term loan and had no borrowings outstanding under its revolver. Interest rates associated with the Amended Credit Facilities are based, at the option of Mission, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

        Nexstar guarantees the full payment of the credit facilities of Mission. Mission guarantees the senior credit facilities of Nexstar, which have a maximum commitment of $132.8 million as of September 30, 2004. Nexstar has $82.8 million of debt outstanding under its senior credit facilities as of September 30, 2004.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

6. Debt—(Continued)

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

Debt Financing Costs

The refinancing of the senior secured credit facilities for Mission in February 2003 resulted in the write off of $1.0 million during the first quarter of 2003 of certain debt financing costs previously capitalized. The amendment of the senior secured credit facilities for Mission in August 2004 resulted in the write off of $1.1 million during the third quarter of 2004 of certain debt financing costs previously capitalized. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the nine months ended September 30, 2003, other income and expense includes a gain of $0.9 million from marking-to-market of this derivative instrument.

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

7. Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from net operating loss carryforwards (“NOLs”). The Company provides a full valuation allowance for net deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized. The provision for deferred income tax expense recorded for the three months and nine months ended September 30, 2004 included expense of approximately $0.3 million and approximately $0.8 million, respectively, due to an increase in the deferred tax liabilities. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

9. Commitments and Contingencies

Digital Conversion

DTV Channel Election

On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. Mission’s stations will have the opportunity to choose permanent DTV channels in December 2004 in the first election round. However, stations with only one channel in the 2-51 range (WFXP and KOLR) may defer a permanent channel selection until the second round, which the FCC tentatively has scheduled for the summer of 2005.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9. Commitments and Contingencies—(Continued)

DTV Facilities Construction

Mission is broadcasting a low-power digital signal for all of its stations except for WUTR, which is broadcasting a full-power digital signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $1.0 million and $32 thousand, respectively, for the nine months ended September 30, 2003 and 2004.

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, ABC, CBS, Fox and NBC affiliates in the top-100 markets are required to construct their authorized full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct their authorized full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. Mission estimates that it will require an average capital expenditure of approximately $1.0 million per station to modify its stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, line, antenna and installation. Additional costs may be required in some instances for tower upgrades and/or modifications. Mission anticipates these expenditures will be funded through available cash on hand and cash generated from operations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the above deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted a DTV closed captioning standard, DTV station identification requirements and Program System and Information Protocol (“PSIP”) requirements. All DTV stations must comply with the new PSIP requirement, which will require the installation of new equipment, by February 1, 2005. We anticipate that installing the equipment necessary to meet the new PSIP requirements will cost approximately $0.4 million in total for our stations. Mission anticipates these expenditures will be funded through available cash on hand and cash generated from operations.

Guarantor Arrangements

When, as part of an acquisition, the Company acquires all of the assets and liabilities or all of the stock of a company, the Company assumes the liability for certain events or occurrences that took place prior to the date of acquisition.

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

10. Subsequent Events

JSAs with Nexstar

A JSA between WBRE, a Nexstar-owned station, and WYOU, a Mission-owned station, both in the Wilkes Barre-Scranton, Pennsylvania market, was implemented effective October 1, 2004. Under this JSA, WBRE purchases all of the advertising time on WYOU and retains the advertising revenue in return for payments to Mission equal to 70% of the WYOU net revenue collected each month.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

10. Subsequent Events—(Continued)

A JSA between KSNF, a Nexstar-owned station, and KODE, a Mission-owned station, both in the Joplin, Missouri-Pittsburg, Kansas market, was implemented effective October 1, 2004. Under this JSA, KSNF purchases all of the advertising time on KODE and retains the advertising revenue in return for payments to Mission equal to 70% of the KODE net revenue collected each month.

WTVO Pending Acquisition

On October 4, 2004, Mission entered into a purchase agreement to acquire all or substantially all of the assets of WTVO, the ABC affiliate serving Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between Mission and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. Pursuant to terms of the purchase agreement, Mission made a down payment of $15.0 million against the purchase price on November 1, 2004, which was funded with borrowings under its senior credit facilities. The pending acquisition is expected to close in mid-2005, subject to FCC consent. Mission entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month. Mission has evaluated its arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and has determined that it is the primary beneficiary of WTVO. Therefore, pursuant to FIN No. 46R, Mission began consolidating the financial position and results of operations of WTVO effective November 1, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2004, unaudited condensed statements of operations and other unaudited condensed financial statements for the three months and nine months ended September 30, 2003 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

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

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended September 30, 2004 versus the three months ended September 30, 2003 and the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

We currently own and operate the following 14 television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK. We have various local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to continue to comply with FCC regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations have implemented as of September 30, 2004 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR and WBAK

SSA Only(3)	WYOU and KODE

(1)	Mission has a TBA which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)	Mission has both an SSA and a JSA for these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs allow Nexstar the right to sell and receive the net revenue from the station’s advertising time in return for monthly payments to us. The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the above listed stations.

(3)	Mission has an SSA with these stations which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. Nexstar has the right to implement JSAs with 10 days written notification to us. Nexstar provided such notice to WYOU and KODE on September 1, 2004. JSAs between WYOU and Nexstar-owned WBRE and KODE and Nexstar-owned KSNF were implemented effective October 1, 2004 (see Note 10 to the Condensed Financial Statements).

For more information about our local service agreements with Nexstar, see Note 4 to the Condensed Financial Statements.

Our sole shareholder has granted to Nexstar purchase options to acquire the assets and liabilities of each of our television stations, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

The operating revenue of our stations is derived primarily from advertising revenue collected by Nexstar and paid to us under the JSAs and advertising revenue, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of commissions on advertising revenue, employee compensation and related benefits and programming costs. A large percentage of the costs involved in the operation of our stations remain relatively fixed.

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

Most advertising contracts are short-term and generally run for a few weeks. Excluding political revenue, 67.1% and 65.7% of our spot revenue for the nine months ended September 30, 2003 and 2004, respectively, was generated from local advertising. The remaining advertising revenue represents inventory sold for national or political advertising. Each station has an agreement with a national representative firm that provides for representation outside the particular station’s market. National commission rates vary within the industry and are governed by each station’s agreement. All national and political revenue is derived from advertisements placed by advertising agencies. The agencies receive a commission rate of 15.0% of the gross amount of advertising schedules placed by them. While the majority of local spot revenue is placed by local agencies, some advertisers place their schedules directly with our stations’ local sales staff, thereby eliminating the agency commission.

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

        On December 30, 2003, we completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to these local service agreements as successor to the Quorum subsidiaries and we became a party to such agreements as the successor to VHR and Mission of Amarillo. We also entered into new option agreements with Nexstar for the purchase of these stations.

As explained in Note 2 to the Condensed Financial Statements, the mergers noted above constituted tax-free reorganizations and have been accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, our condensed financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods presented.

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

Also, political revenue is a factor when comparing our period-to-period results. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Since 2004 is a presidential election year and political revenue during a presidential election year is generally higher than during a non-presidential election year, we expect a large percentage of our total gross revenue increase in 2004 to be attributable to political revenue. Political revenue was $1.3 million for the nine months ended September 30, 2004, a significant increase over the $0.2 million for the nine months ended September 30, 2003. However, even during an election year, political revenue is influenced by geography and competitiveness of the election races.

Acquisitions and Local Service Agreements

The acquisitions and local service agreements described below, which were entered into by us during the fiscal year ended December 31, 2003 and the nine months ended September 30, 2004 affect the year-to-year comparability of the operating results discussed below:

•	On December 13, 2002, we entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. On June 13, 2003, we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. On June 1, 2004, the SSA was amended to exclude KSAN. Simultaneously, we entered into an SSA with KLST, the ABC affiliate in San Angelo, Texas, operated by Nexstar under a TBA. Under the terms of the SSA, KLST provides news production, technical maintenance and security for KSAN in return for monthly payments of $50 thousand. We also entered into a JSA effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to us equal to 70% of the KSAN net revenue collected each month. We also entered into a JSA, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to us equal to 70% of the KRBC net revenue collected each month.

•	On May 9, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, we purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under our senior credit facilities. We paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under our senior credit facilities. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand from us. We also entered into a JSA effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us of 70% of the WBAK net revenue collected each month. We evaluated our arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and determined that we were the primary beneficiary of WBAK. We therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

•	On December 17, 2003, we entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, we purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under our senior credit facilities. We paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowings of $2.9 million under our senior credit facilities. We entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR, including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to us equal to 70% of the WUTR net revenue collected each month.

Recent Developments

WTVO Pending Acquisition

On October 4, 2004, we entered into a purchase agreement to acquire all or substantially all of the assets of WTVO, the ABC affiliate serving Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between us and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. Pursuant to terms of the purchase agreement, we made a down payment of $15.0 million against the purchase price on November 1, 2004, which was funded with borrowings under our senior credit facilities. The pending acquisition is expected to close in mid-2005, subject to FCC consent. We entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to us equal to 70% of the WTVO net revenue collected each month. We have evaluated our arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and have determined that we are the primary beneficiary of WTVO. Therefore, pursuant to FIN No. 46R, we began consolidating the financial position and results of operations of WTVO effective November 1, 2004.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Local	$2,739	58.0	$1,849	44.3	$7,957	58.9	$7,428	52.4
National	1,438	30.5	1,062	25.4	3,893	28.8	3,880	27.3
Political	24	0.5	667	16.0	204	1.5	1,289	9.1
Network compensation	428	9.1	437	10.5	1,242	9.2	1,320	9.3
Other	92	1.9	157	3.8	210	1.6	266	1.9

Total gross revenue	4,721	100.0	4,172	100.0	13,506	100.0	14,183	100.0
Less: Agency and national representative commissions	693	14.7	551	13.2	1,971	14.6	1,912	13.5

Net broadcast revenue	4,028	85.3	3,621	86.8	11,535	85.4	12,271	86.5
Trade and barter revenue	616		590		1,878		1,720
Revenue from Nexstar Broadcasting, Inc.	2,605		5,059		7,579		12,650

Total net revenue	$7,249		$9,270		$20,992		$26,641

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Total net revenue	$7,249	100.0	$9,270	100.0	$20,992	100.0	$26,641	100.0
Operating expenses:
Corporate expenses	236	3.3	154	1.7	641	3.1	384	1.4
Station direct operating expenses, net of trade	999	13.8	965	10.4	3,273	15.6	2,877	10.8
Selling, general and administrative expenses	1,301	17.9	1,044	11.3	3,933	18.7	3,180	11.9
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	1,682	23.2	3,302	35.6	4,227	20.1	9,877	37.1
Trade and barter expense	584	8.1	579	6.2	1,761	8.4	1,641	6.2
Depreciation and amortization	2,522	34.8	1,886	20.3	7,179	34.2	5,843	21.9
Amortization of broadcast rights, excluding barter	546	7.5	707	7.6	1,488	7.1	1,966	7.4

Income (loss) from operations	$(621)		$633		$(1,510)		$873

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

Revenue

Total net revenue for the three months ended September 30, 2004, has increased by $2.0 million, or 27.9% over the same period of 2003. On a same station basis, the increase was also $2.0 million, or 34.0%.

Local and national advertising revenue for the three months ended September 30, 2004, has decreased by $1.3 million, or 30.3% over the same period in 2003. This decrease is partially attributed to the JSA effective in June 2004 at KSAN and the JSA effective in July 2004 at KRBC.

The year 2004 is an election year. Political advertising revenue for the three months ended September 30, 2004, was $0.7 million as compared to $24 thousand for the same period in 2003. We expect current year political revenue to increase through early November, when political elections are held.

Revenue from Nexstar for the three months ended September 30, 2004, has increased by $2.5 million, or 94.2% over the same period in 2003. Of the $2.5 million increase, $1.2 million is attributed to our acquisition of WUTR and the related JSA with Nexstar. On a same station basis, revenue from Nexstar increased $1.3 million as a result of restructuring and amending the JSA effective in January 2004 at each of KOLR, KAMC, KCIT, WBAK and KJTL, the JSA effective in June 2004 at KSAN and the JSA effective in July 2004 at KRBC.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the three months ended September 30, 2004, corporate expenses decreased by $0.1 million, or 34.7% over the same period in 2003. The decrease is attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.3 million, or 12.7% for the three months ended September 30, 2004, compared to the same period in 2003. The $0.3 million decrease is attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSA for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended September 30, 2004, these expenses increased $1.6 million, or 96.3% over the same period in 2003. Of the $1.6 million increase, $0.3 million is attributed to the SSAs of WBAK, WUTR, KRBC and KSAN that were only partially in place during the three months ended September 30, 2003. On a same station basis, a $1.3 million increase is attributed to the restructuring and amending of the SSA effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

Depreciation of property and equipment for the three months ended September 30, 2004, decreased by $0.5 million, or 48.9%, compared to the same period in 2003. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Amortization of intangible assets for the three months ended September 30, 2004, decreased by $0.1 million, or 8.6% over the same period in 2003. The decrease is a result of short lived intangible assets at KODE being fully amortized in 2003.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2004, increased by $0.2 million, or 29.5% over the same period in 2003. The increase is attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003.

Income (Loss) from Operations

Income from operations was $0.6 million for the three months ended September 30, 2004, an increase of $1.2 million over the loss from operations of $0.6 million for the same period of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased in the three months ended September 30, 2004, by $0.5 million as compared to the same period in 2003. The decrease is attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.1 million for the three months ended September 30, 2004 represented the write off of certain debt financing costs related to the amendment of our senior secured credit facilities in August 2004.

Income Taxes

Income taxes were approximately $0.3 million for the three months ended September 30, 2004 and 2003. Mission’s provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on Mission’s cash flows. Based primarily on Mission’s recent history of net operating losses, it does not consider the realization of its net deferred tax assets to be more likely than not. Accordingly, Mission has provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not more than likely not to be realized.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the three months ended September 30, 2003, relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK from May 9, 2003 to April 6, 2004 (see Note 4 of the Condensed Financial Statements).

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

Revenue

Total net revenue for the nine months ended September 30, 2004, has increased by $5.6 million, or 26.9% over the same period of 2003. On a same station basis, the increase was $4.6 million, or 26.3%.

Local and national advertising revenue for the nine months ended September 30, 2004, has decreased by $0.5 million, or 4.6% over the same period in 2003. The decrease is primarily attributed to the JSA effective in June 2004 at KSAN and the JSA effective in July 2004 at KRBC.

The year 2004 is an election year. Political advertising revenue for the nine months ended September 30, 2004, was $1.3 million as compared to $0.2 million for the same period in 2003. We expect current year political revenue to increase through early November, when political elections are held.

Revenue from Nexstar for the nine months ended September 30, 2004, has increased by $5.1 million, or 66.9% over the same period in 2003. Of the $5.1 million increase, $1.9 million is attributed to our acquisitions of WBAK and WUTR and the related JSA with Nexstar. On a same station basis, revenue from Nexstar increased $3.2 million as a result of restructuring and amending the JSA effective in January 2004, at each of KOLR, KAMC, KCIT, WBAK and KJTL, the JSA effective in June 2004 at KSAN and the JSA effective in July 2004 at KRBC.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the nine months ended September 30, 2004, corporate expenses decreased by $0.3 million, or 40.1% over the same period in 2003. The decrease is attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.1 million, or 15.9% for the nine months ended September 30, 2004, compared to the same period in 2003. The $1.1 million decrease is attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSA for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the nine months ended September 30, 2004, these expenses increased $5.7 million, or 133.7% over the same period in 2003. Of the $5.7 million increase, $1.8 million is attributed to the SSAs of WBAK, WUTR, KRBC and KSAN that were not in place for most of the nine months ended September 30, 2003. On a same station basis, a $3.9 million increase is attributed to the restructuring and amending of the SSA effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

Depreciation of property and equipment for the nine months ended September 30, 2004, decreased by $0.8 million, or 29.5%, compared to the same period in 2003. The decrease is primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Amortization of intangible assets for the nine months ended September 30, 2004, decreased by $0.5 million, or 12.1% over the same period in 2003. The decrease is a result of short lived intangible assets at KODE being fully amortized in 2003.

        Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2004, increased by $0.5 million, or 32.1% over the same period in 2003. The increase is attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003.

Income (Loss) from Operations

Income from operations was $0.9 million for the nine months ended September 30, 2004, an increase of $2.4 million over the loss of operations of $1.5 million for the same period of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased in the nine months ended September 30, 2004, by $1.7 million as compared to the same period in 2003. The decrease is attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Other Income

Other income for the nine months ended September 30, 2003 includes the marking-to-market of the interest rate swap agreement which resulted in recognition of a gain of $0.9 million. The change in market values was due to a fluctuation in market interest rates. The interest rate swap was terminated on June 13, 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.1 million for the nine months ended September 30, 2004 represented the write off of certain debt financing costs related to the amendment of our senior secured credit facilities in August 2004. Loss on extinguishment of debt of $1.0 million for the nine months ended September 30, 2003 represented the write off of certain debt financing costs related to the refinancing of our senior secured credit facilities in February 2003.

Income Taxes

Income taxes for nine months ended September 30, 2004 decreased by $0.2 million, or 18.4% as compared to the same period in 2003. Mission’s provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on Mission’s cash flows. Based primarily on Mission’s recent history of net operating losses, it does not consider the realization of its net deferred tax assets to be more likely than not. Accordingly, Mission has provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not more than likely not to be realized.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million and $0.3 million, respectively, for the nine months ended September 30, 2004 and 2003, relates to the recognition of $0.2 million and $0.3 million, respectively, of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK from May 9, 2003 to April 6, 2004 (see Note 4 of the Condensed Financial Statements).

Liquidity and Capital Resources

Cash Flows - Overview

As of September 30, 2004, cash and cash equivalents were $1.6 million, compared to $1.1 million as of September 30, 2003. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments from Nexstar, and the senior credit facilities.

Cash Flows – Operating Activities

Cash flows used for operating activities were $2.4 million for the nine months ended September 30, 2004, compared to cash flows provided by operating activities of $9.0 million for the nine months ended September 30, 2003. The comparative decrease in cash flows of $11.4 million is primarily due to the timing of payments made or received on operating assets and liabilities.

Cash Flows – Investing Activities

Cash flows used for investing activities were $6.2 million for the nine months ended September 30, 2004, compared to $11.4 million for the nine months ended September 30, 2003. Cash flows used for investing activities for the nine months ended September 30, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WBAK, and (3) ongoing capital expenditures. Cash flows used for investing activities for the nine months ended September 30, 2003 included (1) the remaining $8.5 million payment, exclusive of transaction costs, for the acquisition of KRBC and KSAN, (2) the down payment of $1.5 million against the purchase price of WBAK, and (3) ongoing capital expenditures.

Cash Flows – Financing Activities

        Cash flows provided by financing activities were $8.3 million for the nine months ended September 30, 2004, compared to $3.0 million for the nine months ended September 30, 2003. Cash flows from financing activities for the nine months ended September 30, 2004 was primarily the result of (1) borrowings under the senior credit facilities of $161.0 million, and (2) the repayment of $152.4 million of term loans under the senior credit facilities, and (3) the payment of transaction and debt financing costs of approximately $0.3 million. Cash flows from financing activities for the nine months ended September 30, 2003 was the result of (1) borrowings under the senior credit facilities of $67.2 million, (2) the repayment of $62.7 million of previous borrowings, and (3) the payment of transaction and debt financing costs of approximately $1.5 million. As of September 30, 2004, there was approximately $30.0 million of unused commitments under the senior credit facilities, all of which could be drawn in compliance with the financial covenants under the senior credit facilities. We were in compliance with all covenants contained in the credit agreements governing our senior credit facilities at September 30, 2004. Our credit agreement was refinanced in February 2003 and amended in December 2003 as a result of our various acquisitions. Our credit agreement was also amended in August 2004. The terms of the amended credit facilities are described below.

In addition to providing certain services to our stations, Nexstar also guarantees our bank debt. Similarly, we are a guarantor of the senior credit facilities entered into and the senior subordinated notes issued by Nexstar.

Senior Credit Facilities

On December 30, 2003, we amended our senior secured credit facilities (the “Credit Facilities”). The Credit Facilities consisted of a $140.0 million term loan and a $30.0 million revolver. The terms of the Credit Facilities, including covenants, interest rate and maturity, were substantially similar to the terms of Mission’s amended senior credit facilities as described below.

On August 13, 2004, we amended our senior secured credit facilities (the “Amended Credit Facilities”). The Amended Credit Facilities, among other things, permitted us to incur a term loan in the amount of $152.0 million, the proceeds of which were used to repay our term loan in the amount of $139.3 million plus accrued interest and our revolver loans in the amount of $12.0 million plus accrued interest. In addition, the applicable margin component of the interest rate on the term loan was decreased by 50 basis points, which represents one-half of one percentage point. The Amended Credit Facilities consist of a $152.0 million term loan and a $30.0 million revolver. The term loan amortizes at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The outstanding principal amount on the revolving loans mature on December 31, 2009. As of September 30, 2004, we had outstanding $151.6 million on our term loan and had no borrowings outstanding under our revolver. Interest rates associated with the Amended Credit Facilities are based, at the option of us, on (i) the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% plus an applicable margin or (ii) LIBOR plus an applicable margin, as defined in the credit agreement (3.73% at September 30, 2004).

Interest is fixed for a period ranging from one month to 12 months, depending on availability of the interest basis selected, except if we select a prime-based loan, in which case the interest rate will fluctuate during the period as the prime rate fluctuates. Interest is payable periodically based on the type of interest rate selected. In addition, we are required to pay quarterly commitment fees on the unused portion of our revolver loan commitment based on the consolidated leverage ratio of Nexstar and us for that particular quarter. The term loan under our Amended Credit Facilities is subject to scheduled mandatory repayments that commenced on September 30, 2004. Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of our credit facilities approximates its carrying value.

Financial covenants under the Amended Credit Facilities include a total combined leverage ratio of Nexstar and us of 7.00 times the last twelve months operating cash flow (as defined in the credit agreement) through December 30, 2004 and a senior combined leverage ratio of Nexstar and us of 4.00 times the last twelve months operating cash flow through December 30, 2004. Covenants also include, among others, an interest coverage ratio of 1.75 to 1.00 through December 31, 2006 and a fixed charge coverage ratio of 1.15 to 1.00.

Nexstar guarantees the full payment of the credit facilities of Mission. We guarantee the senior credit facilities of Nexstar, which have a maximum commitment of $132.8 million as of September 30, 2004. Nexstar has $82.8 million of debt outstanding under its senior credit facilities as of September 30, 2004.

Debt Covenants

The bank debt agreement contains covenants which require us to comply with certain financial ratios, capital expenditure limits, cash payments for film rights limits and other restrictions. We were in compliance with all such covenants at September 30, 2004.

Debt Financing Costs

The refinancing of our senior secured credit facilities in February 2003 resulted in the write off of $1.0 million for the nine months ended September 30, 2003 of certain debt financing costs previously capitalized. The amendment of our senior secured credit facilities in August 2004 resulted in the write off of $1.1 million for the nine months ended September 30, 2004 of certain debt financing costs previously capitalized. These amounts are included in loss on extinguishment of debt.

Interest Rate Swap Agreements

        On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the nine months ended September 30, 2003, other income and expense includes a gain of $0.9 million from marking-to-market of this derivative instrument.

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

Digital Conversion

DTV Channel Election

On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. Mission’s stations will have the opportunity to choose permanent DTV channels in December 2004 in the first election round. However, stations with only one channel in the 2-51 range (WFXP and KOLR) may defer a permanent channel selection until the second round, which the FCC tentatively has scheduled for the summer of 2005.

DTV Facilities Construction

Mission is broadcasting a low-power digital signal for all of its stations except for WUTR, which is broadcasting a full-power digital signal. The digital conversion required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $1.0 million and $32 thousand, respectively, for the nine months ended September 30, 2003 and 2004.

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, ABC, CBS, Fox and NBC affiliates in the top-100 markets are required to construct their authorized full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct their authorized full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. Mission estimates that it will require an average capital expenditure of approximately $1.0 million per station to modify its stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, line, antenna and installation. Additional costs may be required in some instances for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the above deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted a DTV closed captioning standard, DTV station identification requirements and Program System and Information Protocol (“PSIP”) requirements. All DTV stations must comply with the new PSIP requirement, which will require the installation of new equipment, by February 1, 2005. We anticipate that installing the equipment necessary to meet the new PSIP requirements will cost approximately $0.4 million in total for our stations. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Remainder of 2004	2005 -2006	2007 -2008	Thereafter
Senior credit facilities	$151,620	$380	$3,040	$3,040	$145,160
Cash interest on debt	43,769	3,051	13,422	15,836	11,460
Broadcast rights current obligations	3,045	528	2,290	227	—
Broadcast rights future commitments	1,421	—	574	565	282
Operating lease obligations	8,185	230	1,468	1,351	5,136

Total contractual cash obligations	$208,040	$4,189	$20,794	$21,019	$162,038

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 32 through 33 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Management believes that as of September 30, 2004 there has been no material change to this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at September 30, 2004 under our senior credit facilities bear interest at 3.73%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of September 30, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease	50 BPS	No change to interest rate	Interest rate increase
	100 BPS			50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$4,139	$4,897	$5,655	$6,414	$7,172

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit
10.01	Consent and First Amendment to the Mission Credit Agreement (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed by Mission Broadcasting, Inc. on August 20, 2004 (File No. 333-62916-02)).

10.02	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Mission Broadcasting, Inc. on October 8, 2004 (File No. 333-62916-02)).

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

Dated: November 15, 2004