Form 10-K
period 2004-12-31
MISSION BROADCASTING INC
filed 2005-03-25
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

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

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141”. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods prior to 2004.

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Investing in Television Market Report 2004 3rd Edition, as published by BIA Financial Network, Inc.

Unless the context indicates otherwise: (1) the term “station” or “commercial station” means a television broadcast station and does not include non-commercial television stations, cable program services or networks (for example, CNN, MTV and ESPN) or stations that do not meet the minimum Nielsen reporting standards; and (2) the term “independent” describes a commercial television station that is not affiliated with the ABC, CBS, NBC, Fox, WB, PAX or UPN television networks.

Cautionary Note Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. “Business – Risks Related to Our Company” and “Business – Risks Related to Our Industry” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

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

Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a Time Brokerage Agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of the company currently known as Piedmont Television Holdings, LLC, to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending the acquisition of certain of the station’s assets, which closed on September 30, 2002.

In January 2003, Mission entered into operations under a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliated station in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliated station in San Angelo, Texas. Operations under the local marketing agreement terminated on June 13, 2003 in conjunction with Mission’s purchase of substantially all of the stations’ assets. Mission entered into a shared services agreement (“SSA”) with Nexstar for KRBC and KSAN on that date.

In May 2003, Mission entered into a TBA with Bahakel Communications to provide certain programming to and to sell the advertising time of WBAK, the Fox affiliated station in Terre Haute, Indiana. Operations under the TBA terminated on April 6, 2004 in conjunction with Mission’s purchase of substantially all of station’s assets. Mission entered into an SSA and a joint sales agreement (“JSA”) with Nexstar for WBAK on that date.

In December 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications to acquire substantially all of the assets of WUTR, the ABC affiliated station in Utica, New York. The acquisition closed on April 1, 2004. In addition, on April 1, 2004, Mission entered into an SSA and a JSA with Nexstar for WUTR.

In October 2004, Mission entered into a purchase agreement with Young Broadcasting, Inc. and Winnebago Television Corporation to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois. In November 2004, Mission entered into a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation to provide certain programming to and sell the advertising time of WTVO. In addition, in November 2004, Mission entered into an SSA and a JSA with Nexstar for WTVO Mission’s operations under the TBA terminated on January 4, 2005 in conjunction with the acquisition.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of

Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141”. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods prior to 2004.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations have implemented with Nexstar-owned stations as of December 31, 2004:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO(3)

(1)	Mission has a TBA for these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Mission has both an SSA and a JSA for these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission.

(3)	WTVO was not owned by Mission as of December 31, 2004, although it was operated by Mission under a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation. On January 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

The arrangements under these agreements have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the above listed stations.

In addition to providing certain services to our television stations, Nexstar also guarantees the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar.

Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Nexstar does not own or control Mission or its television stations. However, Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission due to Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and the local service agreements and purchase option agreements described above. In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Our principal offices are at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Business Strategy

The operating revenue of our stations is derived primarily from advertising revenue collected by Nexstar and paid to us under the JSAs, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of fixed monthly fees paid to Nexstar for news production and technical and other services.

Local Service Agreements. As of December 31, 2004, we have local service agreements with Nexstar in all of our markets as discussed below.

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to us.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station KFDX and Mission’s stations KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales.

In consideration of services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on January 1, 2004, to a flat fee of $70 thousand per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to a JSA dated as of June 1, 1999, which has an initial term of 10 years. Under this JSA, Nexstar purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue in return for payments to Mission, which were amended on January 1, 2004, to be 70% of the KJTL/KJBO-LP net revenue collected each month.

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

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on October 1, 2004 to a flat fee of $150 thousand per month.

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN (formerly KACB). In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. Mission also entered into a JSA for KRBC, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby Nexstar’s station KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat fee of $50 thousand per month from Mission. Mission also entered into a JSA, effective June 1, 2004, whereby Nexstar’s station KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month.

In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments of $100 thousand per month from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission, which were amended on January 13, 2004, to be 70% of the WBAK net revenue collected each month. The initial term of these agreements is ten years.

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $60 thousand per month.

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP and retains the advertising revenue for monthly payments, which were amended on December 30, 2003 to be 70% of the KCIT/KCPN-LP net revenue collected each month.

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which had an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission. On June 1, 2004, Nexstar notified Mission of its intent to extend the TBA for an additional ten year term effective December 14, 2004.

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $150 thousand per month.

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC and retains the advertising revenue for monthly payments (which may be adjusted according to KAMC’s expenses) to Mission, which were amended on December 30, 2003 to be 70% of the KAMC net revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Mission’s SSA in Lubbock. The agreement obligates Nexstar’s station, KSFX (formerly KDEB), to perform certain services for Mission’s Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR and retains the advertising revenue for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR net revenue collected each month.

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

Also in Utica, New York, Mission has a JSA, dated April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WFXV, purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

In Rockford, Illinois, Mission has an SSA, dated as of November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of services that Nexstar’s station WQRF and Mission’s station WTVO, individually incur. These shared services include news production, technical maintenance and security, but do not include the services of senior management personnel, programming and sales. In consideration of services provided to WTVO by WQRF personnel, Mission pays Nexstar a monthly fee of $10 thousand per month.

Also in Rockford, Illinois, Mission has a JSA, dated November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WQRF, purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month.

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

The Stations

The following chart sets forth general information about the stations that we own and operate as of December 31, 2004:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (1)(2)	FCC License Expiration Date
53	Wilkes Barre-Scranton, PA	WYOU	CBS	5	8/1/07
78	Springfield, MO	KOLR	CBS	4	2/1/06
129	Amarillo, TX	KCIT	Fox	5	8/1/06
		KCPN-LP	—		8/1/06
133	Rockford, IL	WTVO(3)	ABC	4	12/1/05
141	Erie, PA	WFXP	Fox	4	8/1/07
143	Wichita Falls, TX - Lawton, OK	KJTL	Fox	5	8/1/06
		KJBO-LP	UPN		8/1/06
146	Joplin, MO-Pittsburg, KS	KODE	ABC	4	2/1/06
147	Lubbock, TX	KAMC	ABC	6	8/1/06
148	Terre Haute, IN	WBAK	Fox	3	8/1/05
163	Abilene-Sweetwater, TX	KRBC	NBC	4	8/1/06
167	Utica, NY	WUTR	ABC	4	6/1/07
170	Billings, MT	KHMT	Fox	4	4/1/06
195	San Angelo, TX	KSAN	NBC	5	8/1/06

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”), in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2004 3rd Edition, as published by BIA Financial Network, Inc.

(2)	The term “commercial station” means a television broadcast station and does not include non-commercial stations, religious stations, cable program services or networks, or stations, other than those that we own whose audience shares from Sunday to Saturday 9 a.m. to midnight were not measurable.

(3)	On November 1, 2004, we purchased substantially all of the assets of WTVO, except for the FCC license and certain transmission equipment. We consummated the acquisition of WTVO on January 4, 2005 with the purchase of WTVO’s FCC license and certain transmission equipment.

Industry Background

Industry Overview

All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the various television markets throughout the country. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A.C. Nielsen provides these data on the basis of local television households and selected demographic groupings in the market. A.C. Nielsen uses two methods to determine a station’s ratings. In larger geographic markets, A.C. Nielsen uses a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets A.C. Nielsen uses only weekly diaries.

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming including prime-time hours from the network. This programming, along with cash payments for NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

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

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 44.0% to 80.0%.

Direct broadcast satellite (“DBS”) systems have also rapidly increased their penetration rate in the last decade, reaching approximately 20% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, which permits DBS operators to continue to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service. DirecTV currently provides satellite carriage of our station in the Wilkes Barre-Scranton market. EchoStar currently provides satellite carriage of our stations in the Abilene, Amarillo, Joplin, MO-Pittsburg, KS, Rockford, Springfield, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets.

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

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television (“DTV”) transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel. Network affiliated stations in the top 10 markets were required to begin digital broadcasting by May 1999, and in the top 30 markets by November 1, 1999. All other commercial television station operators were required to complete construction of and begin broadcasting with their digital transmission systems no later than May 1, 2002. By a date to be determined, the FCC will require television broadcasters to cease non-digital broadcasting and return one of their channels to the U.S. government.

Network Affiliations

Each of our stations is affiliated with its network pursuant to an affiliation agreement, as described in the following table:

Station	Market	Affiliation	Expiration
WUTR	Utica, NY	ABC	January 2005(2)
KOLR	Springfield, MO	CBS	June 2005
WTVO	Rockford, IL	ABC	August 2005
KAMC	Lubbock, TX	ABC	October 2005
KCIT	Amarillo, TX	Fox	March 2006
WFXP	Erie, PA	Fox	March 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WBAK	Terre Haute, IN	Fox	June 2008
KHMT	Billings, MT	Fox	November 2008
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
KCPN-LP	Amarillo, TX	(1)

(1)	Not affiliated with a network.

(2)	ABC has granted a short-term extension of the existing agreement as renewal discussions continue.

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

Audience. Stations compete for viewership generally against other leisure activities in which one could choose to engage rather than watch television. Broadcast stations compete for audience share specifically on the basis of program popularity, which has a direct effect on advertising rates. A portion of the daily programming on the NBC, CBS, ABC, Fox and UPN affiliated stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs purchased for cash, cash and barter, or barter only.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld, owned by Columbia Tristar Television Distribution, a unit of Sony Pictures) and first-run product (such as Entertainment Tonight, owned by Paramount Distribution, a division of Viacom, Inc.) in their respective markets. In addition, stations are competing against other networks with respect to first-run programming. The broadcast networks are rerunning the same episode of a network program on affiliated cable or broadcast networks, often in the same week that it aired on a local station. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. AOL Time Warner, Inc., General Electric Company, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Federal Regulation of Television Broadcasting

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes statutory and regulatory rules and policies currently in effect.

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

Our stations will begin to submit renewal of license applications beginning in April 2005 and will continue to do so through April 2007.

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

Local Ownership (Duopoly Rule). On June 2, 2003, the FCC modified its local television (duopoly) ownership rule to provide greater opportunities for television duopolies in certain circumstances. The modified rule allows common ownership of two television stations in markets (defined using A.C. Nielsen Company’s DMAs) with 17 or fewer television stations, and ownership of up to three stations in markets with 18 or more television stations; provided, however, a single entity may not acquire an attributable interest in more than one station that is ranked among the top-four stations in the market based on audience share. Therefore, these rules prohibit same market combinations in markets with fewer than five stations. In determining how many television stations are in a market, the FCC counts commercial and noncommercial stations.

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

The FCC’s June 2, 2003 decision was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rules and on June 24, 2004, the Court remanded this proceeding back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision. The new rule also is subject to petitions for reconsideration filed with the FCC. In addition, Congress may consider modification of this rule as part of its planned revisions to the Communications Act during the current term. The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the Court proceedings and any further FCC proceedings.

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

Under the 2003 modified rule and the 1999 rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until at least some time in 2005. This “grandfathered” period likely will be reviewed in either 2005 or 2006 and is subject to possible extension or termination.

In certain of our markets, we own and operate both full power and low power television broadcast stations (in Wichita Falls, we own and operate KJTL and KJBO-LP; and in Amarillo, we own and operate KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full power television stations and not low power television stations such as KJBO-LP and KCPN-LP.

We currently do not operate any stations that meet the 2003 modified local duopoly rule (and the 1999 rule) that allow us to own two stations in the same market.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50 percent of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39 percent of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

Mission’s stations have a combined national audience reach of 1.6 percent of television households with the UHF discount.

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

The new cross media ownership rule adopted on June 2, 2003 was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and several industry parties requested the United States Supreme Court to review the Third Circuit’s decision. The new rule is also subject to petitions for reconsideration at the FCC and to Congressional review and potential modification. So long as the new cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continue to govern cross media ownership.

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

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent in connection with the carriage of their analog signal on cable television systems within their DMA. For a majority of our stations, the most recent election was made October 1, 2002, and is effective for the three-year period that began January 1, 2003. The next election date is October 1, 2005, for the three-year period beginning January 1, 2006.

If a broadcaster chooses to exercise must-carry rights, it may request cable system carriage on the station’s over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry a station’s signal in compliance with the broadcaster’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system and television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station.

Some of our stations have elected to exercise retransmission consent rights, while other of our stations have opted for must-carry status. One of our stations has both retransmission consent agreements and must-carry status. The majority of our stations have elected retransmission consent rather than must-carry status in most instances and have either negotiated carriage agreements or interim carriage agreements which provide for the carriage of the stations’ signals.

On December 31, 2004, our retransmission consent agreement with subsidiaries of Cox Communications, Inc. (“Cox”) for KRBC (Abilene) expired. Also on December 31, 2004, our retransmission consent agreement with Cable One, Inc. (“Cable One”) for KODE (Joplin) expired. Therefore, Cox and Cable One are no longer permitted by law to carry these stations’ signals.

We have has requested that Cox and Cable One pay a cash per subscriber fee in exchange for their rights to carry the stations’ signals. Cox and Cable One have informed us that they will not pay any cash fees for the carriage of the stations on their systems. Nexstar Broadcasting, Inc. also has expired retransmission consent agreements with Cox and Cable One for its stations’ KLST, KSNF and KTAL. On January 19, 2005, Cox submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct us and Nexstar to negotiate in good faith for retransmission consent agreements for their stations. On February 8, 2005, we and Nexstar submitted a joint response to the Complaint. On February 24, 2005, Cox filed a response to the filing made by Nexstar and us. This matter remains pending before the FCC.

Direct-to-Home Satellite Services and Carriage Rights. In November 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”), allowing direct broadcast satellite providers to continue carrying local channels and extending the requirement that direct broadcast satellite services such as DirecTV and EchoStar carry, upon request, the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. In addition, satellite providers also may carry “significantly viewed” out-of-market stations and may continue to provide network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network under certain circumstances. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service. SHVERA also allows subscribers who were not receiving a digital signal as of December 8, 2004 to receive distant signals for digital television programming if the subscriber is receiving the local analog signal and the subscriber cannot receive a local digital signal over-the-air.

Satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now carrying other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. SHVERA also now permits satellite providers to carry “significantly viewed” out-of-market stations in certain circumstances when local-into-local service is provided.

Commercial television stations were required to make initial elections for retransmission consent or must-carry status with DBS operators in July 2001, for a four-year period. Beginning in 2006, the cable and satellite election periods will coincide and occur every three years. Satellite market areas are based on A.C. Nielsen’s DMAs. Satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations. DirecTV currently provides satellite carriage of our stations in the Wilkes Barre-Scranton and Springfield markets. EchoStar currently provides satellite carriage of our stations in the Abilene, Amarillo, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets or those added by acquisition or other means.

Digital Television. Advanced television is a DTV transmission system that delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The FCC assigned new channels for advanced television to existing broadcast stations in the first half of 1997. For each licensed television station the FCC allocated a DTV channel which is different from the station’s analog channel. In general, the DTV channels assigned to television stations are intended to provide stations with DTV coverage areas that replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top 10 markets were required to begin digital broadcasting by May 1, 1999, and in the top 30 markets by November 1, 1999. The FCC required all remaining commercial television stations in the United States to start broadcasting with at least a low-power digital signal by May 1, 2002, unless the FCC granted an extension of time. Stations may broadcast both analog and DTV signals until at least

December 31, 2006. After December 31, 2006, subject to certain conditions described below, the FCC expects to reclaim one of the channels and each broadcaster will operate a single DTV channel. Beginning April 1, 2005, a station must simulcast 100% of its analog programming on its DTV channel.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition from simultaneous digital and analog transmission to DTV-only operations. At the end of the transition these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the core channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations fall within the first or second group. Only one of our stations has its DTV channel outside the core. We do not operate or provide services to any stations for which both the analog and DTV channels are outside the core.

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

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005; provided that if the permanent DTV channel elected is different from the DTV channel on which the station currently is operating, then the station need only construct DTV facilities that serve 100 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. All other stations are required to construct full-power DTV facilities by July 1, 2006; provided that the remaining stations whose final elected DTV channel will be different from the DTV channel on which the station currently is operating need only construct DTV facilities that serve 80 percent of the population (based on the 2000 census) that their 1997 DTV allocation would serve. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The Communications Act provides that under certain conditions the DTV transition period may be extended beyond December 31, 2006. The transition is to be extended in any market in which one of the following conditions is met: (1) a station licensed to one of the four largest networks (ABC, CBS, NBC and Fox) is not broadcasting a digital signal and that station has qualified for an extension of the FCC’s DTV construction deadline; (2) digital-to-analog converter technology is not generally available in the market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video programming distributor (cable, direct broadcast satellite) that carries the digital channel of each of the television stations in the market broadcasting a DTV signal, and do not have at least one television receiver capable of receiving the stations’ DTV broadcasts or an analog television receiver equipped with a digital-to-analog converter capable of receiving the stations’ DTV broadcasts. The FCC is working to establish a date certain for the end of the transition. In addition, Congress is currently considering whether to revise this criteria or set a date certain.

DTV Channel Election. On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. This channel election process will encompass three selection rounds. We elected permanent DTV channels for all of our stations on February 10, 2005.

DTV MVPD Carriage. With respect to cable system carriage of television stations that are broadcasting both analog and DTV signals, such stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Such stations do not have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for its DTV signal. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC will address the DTV carriage issue at a later time.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems and DBS providers are not required to carry internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free.

Other New DTV Requirements. The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements, which required the installation of new equipment, by February 1, 2005. We requested a short extension of time from the FCC to comply with the new PSIP requirements due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $0.4 million in total for our stations. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

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

The FCC’s EEO rules, which became effective on March 10, 2003, require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters with five or more full-time employees must engage in two long-term recruitment initiatives over each two-year period, and broadcasters in larger markets with more than ten full-time employees must engage in four long-term recruitment initiatives every two years.

The Telecommunications Act of 1996 directed the FCC to establish, if the broadcast industry did not do so on a voluntary basis, guidelines and procedures for rating programming that contains sexual, violent, or other indecent material. A multi-industry task force developed a ratings plan which the FCC has ratified. The FCC also has issued rules that require television manufacturers to install appropriate technology, such as a “V-Chip” that can block programming based on an electronically encoded rating, to facilitate the implementation of the ratings guidelines. Congress currently is holding hearings on other measures to strengthen the FCC’s indecency regulations. These new measures may impact our stations due to our agreements with the networks.

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

Proposed Legislation and Regulations. The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations. The FCC also has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules and to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry generally.

Employees

As of December 31, 2004, we had a total of 31 employees, comprised of 30 full-time employees and 1 part-time employee. As of December 31, 2004, none of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Risks Related to Our Company

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2004, we had $172.7 million of debt which represented 185.8% of our total capitalization. Our high level of debt could have important consequences to our business. For example it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior credit facility is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

In addition, our high level of debt requires us to dedicate a substantial portion of our cash flow to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes. We could also incur additional debt in the future. The terms of our senior credit facilities limit, but do not prohibit us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreement governing our debt contains various covenants that limit our management’s discretion in the operation of our business.

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

We guarantee $285.0 million of Senior Subordinated Notes and $82.6 million of outstanding bank loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $50.0 million unused commitments available under its senior credit facility.

Our broadcast operations could be adversely affected if we fail to renew on favorable terms, if at all, our network affiliation agreements.

We have affiliation agreements with NBC, CBS, ABC, Fox and UPN. Each of NBC, CBS and ABC generally provide our stations with up to 22 hours of prime time programming per week, while Fox and UPN provide up to 15 hours of prime time programming per week. With respect to our affiliation agreements with NBC, CBS and ABC, our stations broadcast network-inserted commercials during the programming and receive cash network compensation. Although network affiliates generally have achieved higher ratings than unaffiliated independent stations in the same market, we cannot assure you of the future success of the network’s programming or the continuation of that programming. Our network affiliation agreements are subject to termination by the networks under certain circumstances. We believe that we enjoy a good relationship with NBC, CBS, ABC, Fox and UPN. However, we cannot assure you that our affiliation agreements will be renewed or that each network will continue to provide programming or compensation to our NBC, CBS and ABC affiliates on the same basis as it currently provides programming or compensation. The non-renewal or termination of a network affiliation agreement could adversely affect our business. We are currently in negotiation with ABC regarding the network affiliation agreement for one of our stations. The affiliation agreement for this station expired in January 2005. ABC has granted a short-term extension of the existing agreement as renewal discussions continue. For information about when we must renew our network affiliation agreements, see “Business—Network Affiliations.”

Our growth may be limited if we are unable to implement our acquisition strategy.

We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire or enter into local service agreements with additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our rapid growth, our operating results will suffer.

We have experienced rapid growth. Since January 1, 2003, we have more than doubled the number of stations that we operate, having acquired 10 stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;

•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;

•	we may experience difficulties integrating operations and systems, as well as, company policies and cultures;

•	we may fail to retain and assimilate employees of the acquired business; and

•	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage agreement (“TBA”) or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC likely will review these “grandfathered” TBAs during 2005 or 2006. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, Nexstar and Mission will be required to terminate the TBAs for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

FCC regulations required all commercial television stations in the United States to commence digital operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. All of the television stations we own and operate are broadcasting at least a low power digital television signal.

The digital transmissions may initially be low-power, but full-power transmission will be required by July 1, 2005 for stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) affiliates in the top-100 markets and by July 1, 2006 for all other stations. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). For each of our stations that do not obtain a waiver and are not broadcasting a full-power digital signal by the deadlines set by the FCC, such station may lose its interference protection, which could have a material adverse effect on the station.

FCC actions may restrict our ability to enter into local service agreements with Nexstar, which would harm our operations.

We have entered into local service agreements with Nexstar for our stations. While all of our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating substantial operating efficiencies, or that the FCC will not challenge our existing arrangements with Nexstar in the future. On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make TV joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding. However, if the FCC adopts a JSA attribution rule for TV stations we will be required to comply with the rule. In addition, if in response to a third party complaint, the FCC were to challenge our existing arrangements with Nexstar and determine that such arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

We have a history of net losses and a substantial accumulated deficit.

We had net losses of $5.5 million, $13.2 million and $10.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, primarily as a result of amortization of intangible assets and debt service obligations. In addition, as of December 31, 2004, we had an accumulated deficit of $79.8 million. We may not be able to achieve or maintain profitability.

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations, anticipated future growth, and the continuation of the various service arrangements with Nexstar, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility will be sufficient to fund our working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

We have a material amount of goodwill and intangible assets, and if we are required to write down goodwill and intangible assets in future periods in compliance with new accounting standards, it would reduce our net income, which in turn could materially and adversely affect our results of operations.

Approximately $98.8 million, or 73.2%, of our total assets as of December 31, 2004, consists of goodwill and unamortized intangible assets. Intangible assets principally include network affiliation agreements and FCC licenses. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill and FCC licenses, and the introduction of impairment testing in its place. SFAS No. 142 also required us to complete a transitional test of our goodwill and FCC licenses for impairment. Impairment tests conducted by Mission for the year ended December 31, 2002, resulted in an impairment loss of $2.0 million, net of taxes, which has been accounted for as a cumulative effect of change in accounting principle. We completed our annual tests for impairment of goodwill and FCC licenses as of December 31, 2004 and 2003 with no impairment being recognized in 2004 and 2003 from this testing.

Risks Related to Our Industry

Foreign hostilities and further terrorist attacks may affect our revenue and results of operations.

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

It will be expensive to convert from the current analog format to digital format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 11 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $32 thousand and $1.2 million, respectively, for the years ended December 31, 2004 and 2003. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside the low-power coverage area.

The transition to DTV eventually will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers. Currently, very few households have either a digital television or an adapter. It is possible that most households will never make the switch to digital television. Such households would not be able to view our stations’ signals over-the-air if the FCC requires us to cease broadcasting analog signals. If this happens our investment in upgrading our stations to broadcast digitally will have been largely wasted with respect to such households.

In addition, digital technology could expose us to additional competition since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, compared to only one channel today using analog technology. We do not know what effect this will have on the competitive landscape in our industry.

If direct broadcast satellite companies do not carry the stations that we own and operate, we could lose revenue and audience share.

The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our stations in the Wilkes Barre-Scranton market. EchoStar currently provides satellite carriage of our stations only in the Abilene, Amarillo, Joplin, MO-Pittsburg, KS, Rockford, Springfield, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue and earnings.

If we are unable to reach retransmission consent agreements with cable companies for the carriage of our stations’ signals, we could lose audience share and revenue.

The Communications Act permits stations to elect between retransmission consent and mandatory carriage (must-carry) in connection with the carriage of their stations’ signals by cable companies. Some of our stations have elected to exercise their retransmission consent rights and have negotiated agreements with cable companies for the carriage of our stations’ signals.

On December 31, 2004, our retransmission consent agreement with Cox Communications, Inc. for the carriage of station KRBC expired. Also on December 31, 2004, our retransmission consent agreement with Cable One, Inc. for KODE expired. We have been unable to reach new agreements with Cox or Cable One for the carriage of these stations. If new agreements with Cox or Cable One are not reached, we could lose audience share which would affect our revenue. We are currently unable to determine the outcome of these matters, but do not believe they will have a material effect on our financial condition or results of operations.

The FCC can sanction us for programming on our stations which it finds to be indecent.

In 2004, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our stations’ programming is in large-part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In addition, Congress currently is considering legislation that will substantially increase the maximum amount the FCC can fine broadcasters for the broadcast of indecent programming and may consider permitting the FCC to institute license revocation proceedings against any station which repeatedly violates the indecency regulations.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, stations we own or provide services to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television and the Internet.

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

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. This rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded the rule back to the FCC for further consideration. On January 31, 2005, the National Association of Broadcasters and several industry parties requested the U.S. Supreme Court to review the Third Circuit’s decision. For more information about this rule, which also remains subject to petitions for reconsideration and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

Item 2.	Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
News Bureau/Office-Studio	Leased	6,977 Sq. Ft.	11/30/09
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month/Month

WBAK—Terre Haute, IN
Office-Studio (1)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(2)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year/Year

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio	Leased	3.485 Acres	4/30/06
Tower/Transmitter Site	Leased	10 Acres	5/15/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office Studio(3)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Panhandle, OK	Leased	80 Sq. Ft.	Month/Month

KAMC—Lubbock, TX
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

KHMT—Billings, MT
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio	100% Owned	20,000 Sq. Ft.	—

(1)	The office space and studio used by WBAK are owned by Nexstar.

(2)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.

(3)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.

(4)	The office space and studio used by KAMC are owned by Nexstar.

(5)	The office space and studio used by KHMT are owned by Nexstar.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of the Security Holders

We did not submit any matter to a vote of our shareholder during the fourth quarter of 2004.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2004, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.	Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 has been derived from our financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Statement of Operations Data:
Net broadcast revenue(1)	$12,905	$15,668	$13,191	$7,267	$8,907
Trade and barter revenue	2,418	2,574	2,224	2,345	2,871
Revenue from Nexstar Broadcasting, Inc.(2)	21,186	10,204	12,337	14,106	14,432

Total net revenue	36,509	28,446	27,752	23,718	26,210
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,108	4,611	3,716	2,455	2,122
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	4,406	6,040	4,748	3,237	3,619
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	13,167	5,909	4,447	3,993	3,630
Amortization of broadcast rights	4,579	4,126	3,954	4,084	4,848
Depreciation and amortization	8,064	9,499	8,956	10,896	11,874

Income (loss) from operations	2,185	(1,739)	1,931	(947)	117
Interest expense	(5,871)	(7,574)	(8,860)	(12,298)	(12,793)
Loss on extinguishment of debt	(1,094)	(2,582)	(276)	(810)	(2,655)
Interest income	18	7	14	15	28
Other income (expenses), net	175	1,019	(249)	(3,070)	(240)

Loss before income taxes	(4,587)	(10,869)	(7,440)	(17,110)	(15,543)
Income tax expense	(1,119)	(2,738)	(900)	(20)	(18)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(5,706)	(13,607)	(8,340)	(17,130)	(15,561)
Cumulative effect of change in accounting principle	—	—	(1,997)	—	—
Minority interest in consolidated entity	188	420	—	—	—

Net loss	$(5,518)	$(13,187)	$(10,337)	$(17,130)	$(15,561)

Balance Sheet Data (end of period):
Cash and cash equivalents	$6,981	$1,857	$526	$656	$395
Working capital deficit	(16,466)	(29,413)	(34,149)	(21,394)	(3,756)
Net intangible assets and goodwill	98,750	88,846	86,924	82,599	76,952
Total assets	134,894	118,044	109,879	109,870	98,869
Total debt	172,740	143,000	133,855	126,254	136,087
Total shareholder’s deficit	(79,787)	(74,269)	(61,082)	(50,745)	(48,695)

Cash Flow Data:
Net cash provided by (used in):
Operating activities	(2,108)	9,716	3,024	9,958	1,363
Investing activities	(22,144)	(13,196)	(9,985)	1,916	(450)
Financing activities	29,376	4,811	6,831	(11,613)	(1,319)

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$251	$1,204	$234	$(7,916)	$450
Cash payments for broadcast rights	2,080	2,044	1,933	1,827	2,344

(1)	Net broadcast revenue is defined as revenue net of agency and national representative commissions, excluding trade and barter revenue.

(2)	We have entered into various service agreements with Nexstar. We have shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for a monthly payment by us to Nexstar. Through joint sales agreements, we allow Nexstar to sell and receive the revenue from the advertising time on our stations in return for monthly payments to us. We also have time brokerage agreements with Nexstar that allow Nexstar to perform services for us, sell the advertising time and receive the advertising revenue and program the station in return for a monthly payment to us. Other revenue is comprised primarily of reimbursements of: (i) interest expense, (ii) payments for broadcast rights, and (iii) technical, programming and administrative expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6 “Selected Financial Data” and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in relation to SFAS No. 141”. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003 and 2002.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the year ended December 31, 2004, versus the year ended December 31, 2003 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. References to a comparison on a same station basis for the year ended December 31, 2003 versus the year ended December 31, 2002 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC and KHMT. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

As of December 31, 2004, we own and operate the following 14 television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK. We have various local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations have implemented as of December 31, 2004 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO (3)

(1)	Mission has a TBA for these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)	Mission has both an SSA and a JSA for these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and receive the net revenue from the station’s advertising time in return for monthly payments to us.

(3)	WTVO was not owned by Mission as of December 31, 2004, although it was operated by Mission under a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation. On January 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the remaining stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the above listed stations.

For more information about our local service agreements with Nexstar, see Note 4 to the Financial Statements.

In addition to providing certain services to our television stations, Nexstar also guarantees the obligations incurred under our senior credit facility. Similarly, we are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar.

Our sole shareholder has granted Nexstar purchase options to acquire the assets and liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

The operating revenue of our stations is derived primarily from advertising revenue collected by Nexstar and paid to us under the JSAs, which in turn depends on the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy we employ in each market. Our primary operating expenses consist of fixed monthly fees paid to Nexstar for news production and technical and other services.

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

Industry Trends

Two significant industry-wide factors influenced our performance during 2003. Although historical market trends would have dictated a slight increase in revenue for 2003, the U.S. advertising market experienced a significant slowdown during 2003 as evidenced by a 2.3% decrease in market time sales for television as reported by the Television Bureau of Advertising (“TVB”). This was primarily the result of the war in Iraq, which began in the first quarter of 2003. The market began to stabilize and showed signs of recovery towards the end of 2003 and continued throughout 2004.

Also, political revenue is a factor when comparing our results for the three-year period. During an election year (even numbered years), political revenue makes up a significant portion of the increase in revenue in that year. Our 2002 results include the impact of additional advertising related to regional elections for governorships and congressional seats. Since 2004 was an election year, a portion of our revenue growth in 2004 was attributable to political revenue. Political revenue was $1.3 million for the year ended December 31, 2004, a significant increase over the $0.4 million for the year ended December 31, 2003. However, even during an election year, political revenue is influenced by geography and competitiveness of the election races.

Local Service Agreements and Acquisitions

The local service agreements and acquisitions described below, which were entered into by us during the fiscal years ended December 31, 2002, 2003, 2004, affect the year-to-year comparability of the operating results discussed below:

•	In December 2001, we entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (a subsidiary of the company currently known as Piedmont Television Holdings, LLC) with regard to KODE, the ABC affiliate in the Joplin, Missouri-Pittsburg, Kansas market. Pursuant to the TBA, we were allowed to program most of the station’s broadcast time, sell the station’s advertising time and retain the advertising revenue in consideration for a monthly fee. In September 2002, we acquired certain of the assets of KODE for $14.0 million. On April 1, 2002, we entered into an SSA with Nexstar pursuant to which Nexstar-owned KSNF provides news production, technical maintenance and security for KODE, in exchange for monthly fees paid to Nexstar. Additionally, we entered into a JSA with Nexstar for KODE, effective October 1, 2004, whereby KSNF purchases all advertising time and retains the advertising revenue in return for payments to us equal to 70% of the KODE net revenue collected each month.

•	On December 13, 2002, we entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, we purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. On June 13, 2003, we entered into an SSA with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN in exchange for a flat monthly fee. On June 1, 2004, the SSA was amended to exclude KSAN. Simultaneously, we entered into an SSA for KSAN with KLST, the ABC affiliate in San Angelo, Texas, which was operated by Nexstar under a TBA. Under the terms of the SSA, KLST provides news production, technical maintenance and security for KSAN in return for monthly payments of $50 thousand. We also entered into a JSA for KSAN effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue for payments to us equal to 70% of the KSAN net revenue collected each month. Additionally, we entered into a JSA with Nexstar for KRBC, effective July 1, 2004, whereby KTAB purchases all of the advertising time and retains the advertising revenue in return for payments to us equal to 70% of the KRBC net revenue collected each month. We accounted for the results of operations of KRBC and KSAN under a TBA from January 1, 2003 to June 13, 2003.

•	On May 9, 2003, we entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, we purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under our senior credit facility. We paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under our senior credit facility. Additionally, we entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand. We also entered into a JSA effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to us of 70% of the WBAK net revenue collected each month. We evaluated our arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and determined that we were the primary beneficiary of WBAK. We therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

•	On December 17, 2003, we entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, we purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, we set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under our senior credit facility. We paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowing of $2.9 million under our senior credit facilities. We entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR, including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to us equal to 70% of the WUTR net revenue collected each month. Mission has consolidated the financial position and results of operations of WUTR since April 1, 2004, the date of acquisition.

•	On October 4, 2004, we entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between us and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. On January 4, 2005, we consummated the acquisition and operations under the TBA terminated. We entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. We also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to us equal to 70% of the WTVO net revenue collected each month. We evaluated our arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and determined that we are the primary beneficiary of WTVO. We have therefore consolidated the financial position and results of operations of WTVO since November 1, 2004, and pursuant to FIN No. 46R, Young Broadcasting, Inc. and Winnebago Television Corporation’s ownership is currently reflected as minority interest in these financial statements.

Recent Developments

WTVO Acquisition

On January 4, 2005, we consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois, from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we paid $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except its FCC license and certain transmission equipment which was funded with borrowings under our senior credit facility. We paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under our senior credit facility.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Mission’s television stations KRBC (Abilene) and KODE (Joplin). As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals.

We have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed Mission that they will not pay any cash fees for the carriage of the stations’ signals on their systems. On January 19, 2005, one of the Cable Operators submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct us to negotiate in good faith for retransmission consent agreements for KRBC and KODE. On February 8, 2005, we submitted our response to the complaint. On February 24, 2005, one of the Cable Operators filed a response to the filing made by us. This matter remains pending before the FCC. If we do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our financial position or results of operations.

Refinancing of Mission Credit Facility

On March 14, 2005, we entered into a binding commitment with a syndicate of commercial banks to refinance our bank credit facility. In connection with the refinancing, we will enter into a new senior secured credit facility agreement which will replace our previous bank credit facility agreement. As of March 24, 2005, the new credit facility will consist of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. Financial covenants under the new credit facility agreement will include a maximum total combined leverage ratio of Nexstar Broadcasting and the Company of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nextstar Broadcasting and the Company of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through June 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$7,427	50.1	$10,922	59.4	$7,626	48.6
National	3,871	26.1	5,208	28.3	4,167	26.6
Political	1,289	8.7	434	2.4	2,235	14.2
Network compensation	1,849	12.5	1,581	8.6	1,637	10.4
Other	379	2.6	231	1.3	34	0.2

Total gross revenue	14,815	100.0	18,376	100.0	15,699	100.0
Less: Agency and national representative commissions	1,910	12.9	2,708	14.7	2,508	16.0

Net broadcast revenue	12,905	87.1	15,668	85.3	13,191	84.0
Trade and barter revenue	2,418		2,574		2,224
Revenue from Nexstar Broadcasting, Inc.	21,186		10,204		12,337

Total net revenue	$36,509		$28,446		$27,752

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Total net revenue	$36,509	100.0	$28,446	100.0	$27,752	100.0
Operating expenses:
Corporate expenses	762	2.1	1,033	3.6	581	2.1
Station direct operating expenses, net of trade	3,886	10.6	4,146	14.6	3,356	12.1
Selling, general and administrative expenses	3,644	10.0	5,007	17.6	4,168	15.0
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	13,167	36.1	5,909	20.8	4,447	16.0
Trade and barter expense	2,339	6.4	2,531	8.9	2,206	7.9
Depreciation and amortization	8,064	22.1	9,499	33.4	8,956	32.3
Amortization of broadcast rights, excluding barter	2,462	6.7	2,060	7.2	2,107	7.6

Income (loss) from operations	$2,185		$(1,739)		$1,931

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

Revenue

Total net revenue for the year ended December 31, 2004, increased by $8.1 million, or 28.3% over the same period of 2003. On a same station basis, the increase was $6.2 million, or 26.2%.

Local and national advertising revenue for the year ended December 31, 2004, decreased by $4.8 million, or 30.0% compared to the same period in 2003. The decrease was primarily attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSAs effective in October 2004 at each of WYOU and KODE.

Political advertising revenue for the year ended December 31, 2004, was $1.3 million as compared to $0.4 million for the same period in 2003, an increase of $0.9 million, or 197.0%. The increase was primarily attributed to presidential and/or statewide races held in 2004 in Pennsylvania and Missouri.

Revenue from Nexstar for the year ended December 31, 2004, increased by $11.0 million, or 107.6% over the same period in 2003. Of the $11.0 million increase, $3.8 million was primarily attributed to our acquisitions of WBAK and WUTR and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $7.2 million as a result of restructuring and amending the JSA effective in January 2004 at each of KOLR, KAMC, KCIT, WBAK and KJTL, the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSAs effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For the year ended December 31, 2004, corporate expenses decreased by $0.3 million, or 26.2% compared to the same period in 2003. The decrease was attributed to the elimination of the VHR corporate office after the merger was completed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.6 million, or 17.7% for the year ended December 31, 2004, compared to the same period in 2003. The $1.6 million decrease was attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2004, these expenses increased $7.3 million, or 122.8% over the same period in 2003. Of the $7.3 million increase, $2.2 million is attributed to the SSAs of WBAK, WUTR, WTVO, KRBC and KSAN that were not in place for all or a part of the year ended December 31, 2003. On a same station basis, a $5.1 million increase was attributed to the restructuring and amending of the SSAs effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

Depreciation of property and equipment for the year ended December 31, 2004, decreased by $1.0 million, or 28.0% compared to the same period in 2003. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the first quarter of 2004.

Amortization of intangible assets for the year ended December 31, 2004, decreased by $0.4 million, or 7.4% compared to the same period in 2003. The decrease was a result of short lived intangible assets at KODE being fully amortized in 2003.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2004, increased by $0.4 million, or 19.5% over the same period in 2003. The increase was attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003, and from newly acquired or initially consolidated television stations WUTR, WBAK and WTVO.

Income (Loss) from Operations

Income from operations was $2.2 million for the year ended December 31, 2004, an increase of $3.9 million over the loss of operations of $1.7 million for the same period of 2003.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased in the year ended December 31, 2004, by $1.7 million as compared to the same period in 2003. The decrease was attributed to lower cost of capital from debt refinanced at reduced rates in the fourth quarter of 2003 along with a reduction in the amortization of debt financing costs.

Other Income

Other income for the year ended December 31, 2003 includes the marking-to-market of the interest rate swap agreement which resulted in recognition of a gain of $0.9 million. The change in market values was due to a fluctuation in market interest rates. The interest rate swap was terminated on June 13, 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.1 million for the year ended December 31, 2004 represented the write off of certain debt financing costs related to the amendment of our senior secured credit facility in August 2004. Loss on extinguishment of debt of $2.6 million for the year ended December 31, 2003 represented the write off of financing costs related to debt that was refinanced in 2003.

Income Taxes

Income taxes for the year ended December 31, 2004, decreased by $1.6 million, or 59.1% as compared to the same period in 2003. The decrease was attributed to providing for an uncertain tax position for the year ended December 31, 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million and $0.4 million, respectively, for the year ended December 31, 2004 and 2003, relates to the recognition of $0.2 million and $0.4 million, respectively, of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK from May 9, 2003 to April 6, 2004 and with WTVO since November 1, 2004 (see Note 4 of the financial statements).

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

Revenue

Net broadcast revenue for the year ended December 31, 2003 was $15.7 million, an increase of $2.5 million, compared to $13.2 million for the year ended December 31, 2002. Of this increase, $4.0 million was attributed to stations acquired or for which a local service agreement was entered into after January 1, 2002, offset by $1.1 million of reductions net broadcast revenue at stations owned longer than one year. On a same station basis, net broadcast revenue was $7.0 million for the year ended December 31, 2003 as compared to $8.5 million for the same period in 2002. The decline in net revenue was primarily attributable to the decline in political revenue.

Operating Expenses

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, for the year ended December 31, 2003 were $15.1 million, an increase of $3.1 million, compared to $12.0 million for the year ended December 31, 2002. Of this increase, $3.9 million was attributable to the stations acquired or for which a local service agreement was entered into after January 1, 2002, offset by $0.8 million of reductions in direct operating expenses at stations owned longer than one year. On a same station basis, direct operating expenses and selling, general and administrative expenses, net of trade, were $7.8 million for the year ended December 31, 2003 as compared to $8.6 million for the same period in 2002, a decrease of $0.8 million, or 9.3%, which resulted primarily from reduced payments under an outsourcing arrangement and reduced health benefit costs incurred during the year ended December 31, 2003.

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

Income (Loss) from Operations

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

Interest Expense

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2003 was $7.6 million, compared to $8.9 million for the same period in 2002, a decrease of $1.3 million. The decrease was attributable lower cost of financing due to interest rate reductions in 2003.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2003 was $2.6 million, compared to $0.3 million for the year ended December 31, 2002, and increase of $2.3 million. The increase was due to the write-off of financing costs related to debt that was refinanced in 2003.

Income Taxes

Income taxes for the year ended December 31, 2003 were $2.7 million, compared to $0.9 million for the same period in 2002, an increase of $1.8 million. The increase was attributed to providing for an uncertain tax position for the year ended December 31, 2003.

Minority Interest in Consolidated Entity

The minority interest of $0.4 million for the year ended December 31, 2003 relates to the recognition of $0.4 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK (see Note 4 of the financial statements).

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to repay or refinance our debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond our control. Based on current operations, anticipated future growth, and the continuation of the various service arrangements with Nexstar as described in the Letter of Support dated March 22, 2005, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility will be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months.

Sources and Uses of Cash for the Year Ended December 31, 2004

Cash Flows - Overview

As of December 31, 2004, cash and cash equivalents were $7.0 million, compared to $1.9 million as of December 31, 2003, an increase of $5.1 million. Our primary sources of liquidity are cash flows from operating activities, including the timing of our payments from Nexstar, and the senior credit facility.

Cash Flows – Operating Activities

Cash flows used for operating activities were $2.1 million for the year ended December 31, 2004, compared to cash flows provided by operating activities of $9.7 million for the year ended December 31, 2003.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable, accounts payable, broadcast rights asset and liability and other accrued assets and liabilities.

The comparative decrease in cash flows from operating activities of $11.8 million was primarily due to the timing of payments made to Nexstar.

Cash Flows – Investing Activities

Cash flows used for investing activities were $22.1 million for the year ended December 31, 2004, compared to $13.2 million for the year ended December 31, 2003. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Cash flows used for investing activities for the year ended December 31, 2004 included (1) the $3.7 million payment, exclusive of transaction costs, for the acquisition of WUTR, (2) the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WBAK, (3) the initial payment of $15.0 million, exclusive of transaction costs, for the acquisition of WTVO, (4) the payment of $0.9 million for the accounts receivable of WTVO as of November 1, 2004, and (5) ongoing capital expenditures. Cash flows used for investing activities for the year ended December 31, 2003 included (1) the remaining $8.5 million payment, exclusive of transaction costs, for the acquisition of KRBC and KSAN, (2) the down payment of $1.5 million against the purchase price of WBAK, (3) the payment of $0.6 million for the purchase of KHMT, and (4) ongoing capital expenditures.

Cash Flows – Financing Activities

Cash flows provided by financing activities were $29.4 million for the year ended December 31, 2004, compared to $4.8 million for the year ended December 31, 2003.

Cash flows from financing activities for the year ended December 31, 2004 was primarily the result of (1) borrowings under the senior credit facility of $182.5 million, and (2) the repayment of $152.8 million of term loans under the senior credit facility, and (3) the payment of transaction and debt financing costs of approximately $0.4 million. Cash flows from financing activities for the year ended December 31, 2003 was the result of (1) borrowings under the senior credit facility of $211.2 million, (2) the repayment of $202.0 million of previous borrowings, (3) the repayment of a $2.0 million note payable to a related party as a result of the merger with VHR, and (4) the payment of transaction and debt financing costs of approximately $2.3 million. As of December 31, 2004, there was approximately $8.5 million of unused commitments under our senior credit facility, all of which could be drawn in compliance with the financial covenants under the senior credit facility. We believe that we were in compliance with all covenants contained in the credit agreement governing our senior credit facility at December 31, 2004. Our credit agreement was refinanced in February 2003 and amended in December 2003 as a result of our various acquisitions. Our credit agreement was also amended in August 2004. The terms of the amended credit facility are described below.

Future Sources of Liquidity and Cash Requirements

We believe that our existing cash and cash equivalents of $7.0 million at December 31, 2004 and net cash provided by operating activities will be sufficient to meet the future cash requirements and obligations described below. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe that cash generated through future operations and availability of borrowings under our credit facility will be sufficient to fund our debt service and working capital requirements for the foreseeable future. We anticipate that our capital expenditures and acquisitions will be financed through cash flow generated from operations and borrowings available under our credit facility. In order to meet future cash needs we may, from time to time, borrow under our credit facility.

We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction. Our credit facility does not allow for the payment of cash dividends, therefore, we have not declared or paid a cash dividend and the payment of cash dividends is not anticipated in the foreseeable future.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2004, we had debt of $172.7 million, which represented 185.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2004:

	Total	2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Mission senior credit facility	$172,740	$1,520	$3,040	$24,540	$143,640

The terms of our senior credit facility limit, but do not prohibit us from incurring substantial amounts of additional debt in the future.

The bank credit facility agreement described below contains various restrictive covenants which require us to comply with certain financial ratios, capital expenditure limits, cash payments for broadcast rights limits and other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and us. We do not foresee any difficulty in continuing to comply with the restrictions and covenants of our credit facility.

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

The major components of our long-term debt are discussed below.

Senior Credit Facility

On February 13, 2003, we entered into a new senior secured credit facility (the “Mission Facility”) with a group of commercial banks. The Mission Facility, which replaced our previous bank credit agreement, then consisted of a $55.0 million Term Loan B and a $30.0 million revolving loan. On December 30, 2003, the Mission Facility was amended and restated to provide for a $140.0 million Term Loan C and a $30.0 million revolving loan. On August 13, 2004, the Mission Facility was further amended to provide for a $152.0 million Term Loan D and a $30.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay our existing Term Loan C in the amount of $139.3 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $12.0 million plus accrued interest. As of December 31, 2004, we had $151.2 million outstanding on its Term Loan D and $21.5 million of borrowings were outstanding under our revolving loan.

The Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. We are required to prepay borrowings outstanding under the Mission Facility with certain net proceeds and recoveries as defined in the credit agreement.

The Term Loan D bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus an applicable margin ranging between 1.75% and 3.00%. Interest rates are selected at our option and the applicable margin is adjusted quarterly as defined in the credit agreement. The total weighted-average interest rate of the Mission Facility was 4.43% at December 31, 2004. Interest is payable periodically based on the type of interest rate selected. Additionally, we are required to pay commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the combined leverage ratio of Nexstar and Mission for a particular quarter.

Collateralization and Cross Guarantees of Debt

Nexstar and its subsidiaries guarantee full payment of any obligations under the Mission Credit Facility in the event of our default. Similarly, we are a guarantor of the Nexstar Credit Facility and the senior subordinated notes issued by Nexstar Broadcasting. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. As of December 31, 2004, Nexstar has a maximum commitment of $132.6 million under its senior credit facility, of which $82.6 million of debt is outstanding.

Credit Facility Debt Covenants

The bank credit facility agreements described above contain covenants which require the Company to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) minimum interest coverage ratio, and (c) minimum fixed charge coverage ratio. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. As of December 31, 2004, the Company believes that it was in compliance with all of the covenants included in the credit facility agreement. Management of the Company anticipates compliance with all the covenants through December 31, 2005. For a listing of the financial covenant ratios to our credit facility agreement and discussion of the subsequent modification of these ratios, we refer you to Note 7 and Note 15, respectively, of our financial statements accompanying this Annual Report on Form 10-K.

Interest Rate Swap Agreements

On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the year ended December 31, 2003, other income and expense includes a gain of $0.9 million from marking-to-market of this derivative instrument.

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

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $32 thousand and $1.2 million, respectively, for the years ended December 31, 2004 and 2003.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines will lose interference protection for their signals outside the low-power coverage area. As of December 31, 2004, only our stations WUTR and WTVO were transmitting a full-power digital signal.

Other New DTV Requirements

The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements by February 1, 2005. We requested a short extension of time from the FCC to comply with the new PSIP requirements due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $0.4 million in total for our stations. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2004, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2005	2006 - 2007	2008 - 2009	Thereafter
	(in thousands)
Senior credit facility	$172,740	$1,520	$3,040	$24,540	$143,640
Cash interest on debt	47,028	8,029	15,707	18,291	5,001
Broadcast rights current obligations	2,947	1,931	980	36	—
Broadcast rights future commitments	1,699	245	886	371	197
Capital commitments	360	360	—	—	—
WTVO purchase price obligation	5,750	5,750	—	—	—
Operating lease obligations	19,740	941	1,680	1,804	15,315

Total contractual cash obligations	$250,264	$18,776	$22,293	$45,042	$164,153

On October 4, 2004, we entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois for $20.75 million plus an adjustment for working capital that included accounts receivable as of November 1, 2004. We made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under our senior credit facility. We paid the remaining commitment of $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under our senior credit facility.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Valuation of Long-lived Assets and Intangible Assets

We have significant goodwill and intangible assets on our balance sheet. We, with the assistance from our independent appraisers, determine the value of network affiliation agreements using a discounted cash flows valuation method assuming a hypothetical start-up station whose only intangible asset is the network affiliation agreement. For valuation purposes, we and our independent appraisers have determined that the cash flows associated with our network affiliation agreements should not be limited to the cash flows from the contractual period but should also incorporate assumptions such as future contract renewals. Accordingly, the estimated useful lives of such network affiliations also contemplates renewal of the underlying agreements.

We, with assistance from our independent appraisers, determine the value of broadcast licenses (“FCC licenses”) using a discounted cash flow valuation method assuming a hypothetical start-up station whose only intangible asset is the FCC license. We believe that our FCC licenses have an indefinite life based on our historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as the loss of a network affiliation or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

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

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis and a multiple of earnings method. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on our business plans. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

We completed our annual test of impairment for goodwill and FCC licenses as of December 31, 2004 and 2003. These tests resulted in no impairment being recognized in 2004 and 2003. As of January 1, 2002 a transitional test was performed as required by SFAS No. 142. We recognized an impairment loss of $2.0 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

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

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2004 because our accounts receivable balance consisted of amounts due from the major television networks under the network compensation agreements. Allowance for doubtful accounts was $170 thousand at December 31, 2003.

Amortization of Broadcast Rights

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming and are recorded when available for use. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization is computed using the straight-line method based on the license period or usage, whichever is greater. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2004, the amounts of our current broadcast rights and non-current broadcast rights were $3.7 million and $1.7 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods, services and programming. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when advertisements are broadcast and services or merchandise received are charged to expense or capitalized when received or used. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $2.1 million, $2.1 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Trade revenue of $0.3 million, $0.5 million and $0.4 million was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. We incurred trade and barter expense of $2.3 million, $2.5 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Valuation Allowance for Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made.

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgments about potential actions by counter parties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2004 under our senior credit facilities bear interest ranging from 4.31% to 5.31%, which represents the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreements.

The following table estimates the changes to cash flow from operations as of December 31, 2004 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$5,933	$6,796	$7,660	$8,524	$9,387

Given the interest rates that were in effect at December 31, 2003, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.4 million and $0.7 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.7 million and $1.4 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

Item 8.	Financial Statements and Supplementary Data

Our financial statements are filed with this report. The Financial Statements and Supplementary Data are included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Mission carried out an evaluation as of the end of the period covered in this report, under the supervision and with the participation of Mission’s management, including Mission’s president and treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), of the effectiveness of the design and operation of Mission’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(d) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, Mission’s president and treasurer (its principal executive officer and principal financial and accounting officer) concluded that Mission’s disclosure controls and procedures (1) were effective in timely alerting him to material information relating to Mission required to be included in Mission’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by Mission in the reports filed or submitted by Mission under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting. There have been no significant changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, Mission’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	49	President, Treasurer and Director
Nancie J. Smith	51	Vice President and Secretary
Dennis Thatcher	57	Executive Vice President and Chief Operating Officer

David S. Smith has served as Mission’s President and Treasurer since December 1997. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is currently an ordained Evangelical Lutheran Church of America pastor at St. Paul Lutheran Church in Sharon Center, Ohio.

Nancie J. Smith has served as Mission’s Vice-President and Secretary since December 1997. Nancie J. Smith is married to David S. Smith.

Dennis Thatcher has served as Executive Vice President and Chief Operating Officer since October 2004. From November 2003 to March 2004, Mr. Thatcher served as Regional Market Manager for United Media Partners. From November 2002 to October 2003, Mr. Thatcher served as General Sales Manager of KZTV for Eagle Creek Broadcasting. From July 2000 to October 2002, Mr. Thatcher pursued personal interests. From April 1998 to June 2000, Mr. Thatcher served as Senior Vice President and Central Regional Manager for Paxson Communications.

Code of Ethics

Our sole director adopted a code of ethics that applies to our chief executive officer, chief financial officer, other executive officers and directors, or persons performing similar functions. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors. The code of ethics is filed hereby as Exhibit 14.1 to this Annual report on Form 10-K. Any amendments to or waivers from a provision of this code of ethics will be filed on our Current Report on Form 8-K.

Item 11.	Executive Compensation

The following table sets forth the compensation earned or awarded for services rendered to our executive officers for the fiscal years ended December 31, 2002, 2003 and 2004.

Summary Compensation Table

	Fiscal Year		Annual Compensation			All Other Compensation
			Salary	Bonus	Other(1)
David S. Smith President, Treasurer and Director	2004 2003 2002		330,000 248,987 176,447	— — —	— — —	— — —

Nancie J. Smith Vice President and Secretary	2004 2003 2002		6,240 6,480 6,172	— — —	— — —	— — —

Dennis Thatcher Executive Vice President and Chief Operating Officer	2004	(2)	21,250	—	—	—

John Dittmeier Executive Vice President and Chief Operating Officer	2004 2003 2002	(3)	184,312 177,453 134,275	— 19,000 6,000	— — 4,800	— — —

(1)	Represents as to all executive officers the value of the personal use of automobiles.

(2)	Became Executive Vice President and Chief Operating Officer effective October 1, 2004.

(3)	Resigned as Executive Vice President and Chief Operating Officer effective September 30, 2004.

Employment Agreements

We are a party to a management agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.375 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions

Local Service Agreements

We have local service agreements in place with Nexstar in all of our markets as discussed below.

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to us.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of 10 years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station KFDX and Mission’s stations KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming or sales. In consideration of services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on January 1, 2004 to a flat fee of $70 thousand per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to a JSA dated June 1, 1999, which has an initial term of 10 years. Under this JSA, Nexstar purchases advertising time on KJTL and KJBO-LP and retains the advertising revenue in return for payments to Mission, which were amended on January 1, 2004 to be 70% of the KJTL/KJBO-LP net revenue collected each month.

In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur. In consideration of the services provided by Nexstar personnel, Mission pays Nexstar a flat fee of $250 thousand per month.

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which began October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on October 1, 2004 to a flat fee of $150 thousand per month.

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN (formerly KACB). In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. Mission also entered into a JSA for KRBC, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby Nexstar’s station KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat fee of $50 thousand per month from Mission. Mission also entered into a JSA, effective June 1, 2004, whereby Nexstar’s station KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month.

In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments of $100 thousand per month from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission, which were amended on January 13, 2004, to be 70% of the WBAK net revenue collected each month. The initial term of these agreements is ten years.

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $60 thousand per month.

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP and retains the advertising revenue for monthly payments which were amended on December 30, 2003 to be 70% of the KCIT/KCPN-LP net revenue collected each month.

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which had an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission. On June 1, 2004, Nexstar notified Mission of its intent to extend the TBA for an additional ten year term effective December 14, 2004.

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $150 thousand per month.

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC and retains the advertising revenue for monthly payments (which may be adjusted according to KAMC’s expenses) to Mission, which were amended on December 30, 2003 to be 70% of the KAMC net revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Mission’s SSA in Lubbock. The agreement obligates Nexstar’s station, KSFX (formerly KDEB), to perform certain services for Mission’s Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR and retains the advertising revenue for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR net revenue collected each month.

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

Also in Utica, New York, Mission has a JSA, dated April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WFXV, purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

In Rockford, Illinois, Mission has an SSA, dated as of November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of services that Nexstar’s station WQRF and Mission’s station WTVO, individually incur. These shared services include news production, technical maintenance and security, but do not include the services of senior management personnel, programming and sales. In consideration of services provided to WTVO by WQRF personnel, Mission pays Nexstar a monthly fee of $10 thousand per month.

Also in Rockford, Illinois, Mission has a JSA, dated November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WQRF, purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the various time brokerage, shared services and joint sales agreements to which Nexstar is a party.

The tables below indicate the net consideration paid/received for the local service agreements for each of Mission’s stations.

Station	Type of Agreement	2002 Consideration to Nexstar	2003 Consideration to Nexstar	2004 Consideration to Nexstar
			(in thousands)
WYOU	Shared Services Agreement(1)	$3,000	$3,000	$3,000
KODE	Shared Services Agreement(2)	1,447	1,929	1,897
WBAK	Shared Services Agreement(3)	—	—	1,200
KRBC	Shared Services Agreement(4)	—	980	1,450
KSAN	Shared Services Agreement(4)	—	—	350
KJTL/KJBO	Shared Services Agreement	—	—	840
KCIT/KCPN-LP	Shared Services Agreement	—	—	720
WTVO	Shared Services Agreement	—	—	20
KAMC	Shared Services Agreement	—	—	1,800
KOLR	Shared Services Agreement	—	—	1,800
WUTR	Shared Services Agreement(5)	—	—	90

	Total	$4,447	$5,909	$13,167

(1)	SSA became effective on January 5, 1998.
(2)	SSA became effective on April 1, 2002.
(3)	SSA became effective on May 9, 2003 and was amended on January 13, 2004.
(4)	SSA became effective on June 13, 2003.
(5)	SSA became effective on April 1, 2004.

Station	Type of Agreement	2002 Consideration to Mission	2003 Consideration to Mission	2004 Consideration to Mission
			(in thousands)
KJTL/KJBO	Joint Sales Agreement	$1,713	$1,637	$1,984
WFXP	Time Brokerage Agreement	156	143	142
KHMT	Time Brokerage Agreement	—	—	319
WBAK	Joint Sales Agreement(1)	—	77	995
KOLR	Joint Sales Agreement	5,165	3,627	8,172
KCIT/ KCPN-LP	Joint Sales Agreement	2,331	1,807	1,754
KAMC	Joint Sales Agreement	2,972	2,913	2,386
WUTR	Joint Sales Agreement(2)	—	—	690
KSAN	Joint Sales Agreement(3)	—	—	429
WTVO	Joint Sales Agreement(4)	—	—	611
KRBC	Joint Sales Agreement(5)	—	—	1,101
KODE	Joint Sales Agreement(6)	—	—	879
WYOU	Joint Sales Agreement(6)	—	—	1,724

	Total	$12,337	$10,204	$21,186

(1)	JSA became effective on May 9, 2003 and was amended on January 13, 2004.
(2)	JSA became effective on April 1, 2004.
(3)	JSA became effective on June 1, 2004.
(4)	JSA became effective on November 1, 2004.
(5)	JSA became effective on July 1, 2004.
(6)	JSA became effective on October 1, 2004.

Option Agreements

In consideration of Nexstar’s guarantee of indebtedness incurred by us, Nexstar has options to purchase the assets of our stations in Erie, Joplin, Wichita Falls, Wilkes Barre-Scranton, Abilene, San Angelo, Amarillo, Billings, Lubbock, Springfield, Terre Haute, Utica and Rockford, subject to prior FCC approval. Our owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

•	In Erie, Nexstar has an option agreement with us and David S. Smith, dated as of November 30, 1998, as amended, to acquire the assets of WFXP.

•	In Joplin, Nexstar has an option agreement with us and David S. Smith, dated as of April 24, 2002, as amended, to acquire the assets of KODE.

•	In Wichita Falls, Nexstar has an option agreement with us and David S. Smith, dated as of June 1, 1999, as amended, to purchase the assets of KJTL and KJBO-LP.

•	In Wilkes Barre-Scranton, Nexstar has an option agreement with us and David S. Smith, dated as of May 19, 1998, as amended, to purchase the assets of WYOU.

•	In Abilene-Sweetwater and San Angelo, Texas, Nexstar has an option agreement with us and David S. Smith, dated as of June 13, 2003 to purchase the assets of KRBC and KSAN.

•	In Terre Haute, Indiana, Nexstar has an option agreement with us and David S. Smith, dated as of May 9, 2003, to purchase the assets of WBAK.

•	In Amarillo, Texas, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to purchase the assets of KCIT and KCPN-LP.

•	In Billings, Montana, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to acquire the assets of KHMT.

•	In Lubbock, Texas, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to acquire the assets of KAMC.

•	In Springfield, Missouri, Nexstar has an option agreement with us and David S. Smith, dated December 30, 2003, to acquire the assets of KOLR.

•	In Utica, New York, Nexstar has an option agreement with us and David S. Smith, dated April 1, 2004, to acquire the assets of WUTR.

•	In Rockford, Illinois, Nexstar has an option agreement with us and David S. Smith, dated November 1, 2004, to acquire the assets of WTVO.

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

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, Mission pays David S. Smith up to $0.375 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

Item 14.	Principal Accountant Fees and Services

In addition to retaining PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal year ended December 31, 2004, and review the financial statements included in each of Mission Broadcasting, Inc. Quarterly Reports on Form 10-Q during such fiscal year, Mission Broadcasting, Inc. retained PricewaterhouseCoopers LLP to provide due diligence services, audit certain acquired stations, and tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2004 and 2003 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2004	December 31, 2003
Audit Fees(1)	$65,000	$38,450
Audit Related Fees(2)	—	—
Tax Fees(3)	95,700	101,750
All Other Fees(4)	—	210,355

Total	$160,700	$350,555

(1)	“Audit Fees” are fees paid to PricewaterhouseCoopers LLP for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	“Tax Fees” are fees for tax compliance, tax advice and tax planning.

(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-26 of this Annual Report on Form 10-K:

•	See the Index to Financial Statements on page F-1 for a list of financial statements filed with this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 14 to the financial statements filed as a part of this report.

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
(Principal Executive Officer and
Principal Financial and Accounting Officer)

Dated: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2005.

Name	Title

/s/ David S. Smith David S. Smith	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of

Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder’s deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements reflect the merger of Mission Broadcasting of Amarillo, Inc. and VHR Broadcasting, Inc. in a transaction accounted for in a manner similar to pooling of interests, as described in Note 2 to the financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting, Inc. which is discussed in Notes 1,2,3,4,7 and 9 to the financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 24, 2005

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share information)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,981	$1,857
Accounts receivable, net of allowance for doubtful accounts of $0 and $170, respectively	415	3,631
Current portion of broadcast rights	3,701	2,917
Prepaid expenses and other current assets	142	61

Total current assets	11,239	8,466
Property and equipment, net	22,574	14,158
Restricted cash	—	800
Broadcast rights	1,700	2,774
Goodwill, net	16,307	11,583
Intangible assets, net	82,443	77,263
Other noncurrent assets	631	3,000

Total assets	$134,894	$118,044

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,520	$1,400
Current portion of broadcast rights payable	4,044	2,991
Accounts payable	108	358
Accrued expenses	884	922
Taxes payable	14	16
Interest payable	21	20
Deferred revenue	192	198
Due to Nexstar Broadcasting, Inc.	20,922	31,974

Total current liabilities	27,705	37,879
Debt	171,220	141,600
Broadcast rights payable	1,997	3,215
Deferred tax liabilities	3,163	2,067
Deferred gain on sale of assets	2,691	2,865
Other liabilities	2,186	1,875

Total liabilities	208,962	189,501

Commitments and contingencies

Minority interest in consolidated entity	5,719	2,812

Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(79,787)	(74,269)

Total shareholder’s deficit	(79,787)	(74,269)

Total liabilities and shareholder’s deficit	$134,894	$118,044

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Revenue (excluding trade and barter)	$14,815	$18,376	$15,699
Less: commissions	(1,910)	(2,708)	(2,508)

Net broadcast revenue (excluding trade and barter)	12,905	15,668	13,191
Trade and barter revenue	2,418	2,574	2,224
Revenue from Nexstar Broadcasting, Inc.	21,186	10,204	12,337

Total net revenue	36,509	28,446	27,752

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,108	4,611	3,716
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	4,406	6,040	4,748
Selling, general, and administrative expenses paid to Nexstar Broadcasting, Inc.	13,167	5,909	4,447
Amortization of broadcast rights	4,579	4,126	3,954
Amortization of intangible assets	5,492	5,929	5,294
Depreciation	2,572	3,570	3,662

Total operating expenses	34,324	30,185	25,821

Income (loss) from operations	2,185	(1,739)	1,931
Interest expense, including amortization of debt financing costs	(5,871)	(7,574)	(8,860)
Loss on extinguishment of debt	(1,094)	(2,582)	(276)
Interest income	18	7	14
Other income (expenses), net	175	1,019	(249)

Loss before income taxes and minority interest in consolidated entity	(4,587)	(10,869)	(7,440)
Income tax expense	(1,119)	(2,738)	(900)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(5,706)	(13,607)	(8,340)
Cumulative effect of change in accounting principle	—	—	(1,997)
Minority interest in consolidated entity	188	420	—

Net loss	$(5,518)	$(13,187)	$(10,337)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
	Shares	Par Value
Balance at January 1, 2002	1,000	$1	$(1)	$(50,745)	$(50,745)
Net loss	—	—	—	(10,337)	(10,337)

Balance at December 31, 2002	1,000	1	(1)	(61,082)	(61,082)
Net loss	—	—	—	(13,187)	(13,187)

Balance at December 31, 2003	1,000	1	(1)	(74,269)	(74,269)
Net loss	—	—	—	(5,518)	(5,518)

Balance at December 31, 2004	1,000	$1	$(1)	$(79,787)	$(79,787)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,518)	$(13,187)	$(10,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,096	1,206	861
Depreciation of property and equipment	2,572	3,570	3,662
Amortization of intangible assets	5,492	5,929	5,294
Amortization and write-off of debt financing costs	1,243	2,846	283
Amortization of broadcast rights, excluding barter	2,462	2,060	2,108
Payments for broadcast rights	(2,080)	(2,044)	(1,933)
Loss on asset disposal, net	3	—	1,337
Cumulative effect of change in accounting principle, net of tax	—	—	1,997
Effect of accounting for derivative instruments	—	(858)	(701)
Minority interest in consolidated entity	(188)	(420)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,263	31	(1,060)
Taxes receivable	—	62	(62)
Prepaid expenses and other current assets	(80)	33	31
Other noncurrent assets	(27)	(134)	(54)
Current taxes payable	(2)	16	(1)
Accounts payable and accrued expenses	(424)	331	169
Interest payable	1	(60)	(756)
Deferred revenue	(6)	(1)	—
Other noncurrent liabilities and deferred gain on sale of assets	137	1,146	(138)
Due to Nexstar Broadcasting, Inc.	(11,052)	9,190	2,324

Net cash provided by (used for) operating activities	(2,108)	9,716	3,024

Cash flows from investing activities:
Additions to property and equipment, net	(252)	(1,204)	(506)
Proceeds from sale of assets	1	—	272
Acquisition of broadcast properties and related transaction costs	(22,693)	(9,692)	(8,251)
Down payment on acquisition of stations	—	(1,500)	(1,500)
Change in restricted cash	800	(800)	—

Net cash used for investing activities	(22,144)	(13,196)	(9,985)

Cash flows from financing activities:
Proceeds from debt issuance	152,000	195,000	—
Repayment of long-term debt	(152,760)	(202,005)	(1,403)
Proceeds from revolver draws	30,500	16,150	9,000
Repayment of note payable to related party	—	(2,000)	—
Payments for debt finance costs	(364)	(2,334)	(766)

Net cash provided by financing activities	29,376	4,811	6,831

Net increase (decrease) in cash and cash equivalents	5,124	1,331	(130)
Cash and cash equivalents at beginning of year	1,857	526	656

Cash and cash equivalents at end of year	$6,981	$1,857	$526

Supplemental schedule of noncash activities:
Cash paid for interest, net	$5,711	$7,299	$9,206

Cash paid for income taxes, net	$8	$—	$111

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

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

Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first acquisition in January 1998, with the purchase of WYOU, the CBS affiliate in Wilkes Barre-Scranton, Pennsylvania. Bastet subsequently purchased WFXP, the Fox affiliate in Erie, Pennsylvania, in November 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of KJTL, a Fox affiliated station, and KJBO-LP, a UPN affiliated station, both in Wichita Falls, Texas. In December 2001, Mission of Joplin entered into a time brokerage agreement (“TBA”) with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of the company currently known as Piedmont Television Holdings, LLC, to provide certain programming to and to sell the advertising time of KODE, the ABC affiliate in Joplin, Missouri, pending Mission’s acquisition of the station’s assets, which closed on September 30, 2002.

On December 13, 2002, Mission entered into a purchase agreement and local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, which was known as KACB until October 30, 2003. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. On June 13, 2003, Mission entered into a shared services agreement (“SSA”) with KTAB, a Nexstar-owned station in the Abilene-Sweetwater, Texas, market, whereby KTAB provides news production, technical maintenance and security for KRBC and KSAN. On June 1, 2004, the SSA was amended to exclude KSAN. Simultaneously, Mission entered into an SSA with KLST, the ABC affiliate in San Angelo, Texas, operated by Nexstar under a TBA. Under the terms of the SSA for KSAN, KLST provides news production, technical maintenance and security for KSAN in return for monthly payments of $50 thousand. Mission also entered into a joint services agreement (“JSA”) effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue for payments to us equal to 70% of the KSAN net revenue collected each month. Additionally, Mission entered into a JSA, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WBAK, the Fox affiliate in Terre Haute, Indiana. Operations under the TBA commenced on May 9, 2003 and terminated upon the purchase of the station. On April 6, 2004, Mission purchased substantially all of the assets of WBAK for $3.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003, which was funded with borrowings under its senior credit facilities. Mission paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs, which was funded with borrowings under its credit facilities. Additionally, Mission entered into an SSA with Nexstar, effective May 9, 2003, as amended, whereby Nexstar-owned WTWO provides certain services to WBAK, including news production, technical maintenance and security in exchange for monthly payments of $100 thousand. Mission also entered into a JSA effective May 9, 2003, as amended, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission equal to 70% of the WBAK net revenue collected each month. Mission evaluated its arrangement with Bahakel Communications under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”) and determined that it was the primary beneficiary of WBAK. Mission therefore consolidated the financial position and results of operations of WBAK under FIN No. 46 from May 9, 2003 to April 6, 2004.

On September 12, 2003, Mission entered into purchases agreements with VHR Broadcasting, Inc. and its subsidiaries, (“VHR”), for the purchase of television stations KOLR, KHMT and KAMC, and with Mission Broadcasting of Amarillo (“Mission of Amarillo”), Inc. for the purchase of television stations KCIT and KCPN-LP. In the fourth quarter of 2003, VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with us. On September 12, 2003, Nexstar Broadcasting Group, L.L.C. signed a definitive agreement to acquire all of the subsidiaries of Quorum. On December 30, 2003, Mission completed the acquisition of the television stations from VHR and Mission of Amarillo and Nexstar Broadcasting Group, Inc. completed its acquisition of the direct and indirect subsidiaries of Quorum. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to Mission of Amarillo and VHR. Mission also entered into option agreements with Nexstar for the purchase of these stations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

1.	Organization and Business Operations—(Continued)

The mergers between Mission and VHR, and Mission and Mission of Amarillo were accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003 and 2002.

On December 17, 2003, Mission entered a purchase agreement to acquire substantially all of the assets of WUTR, the ABC affiliate in Utica, New York, from a subsidiary of Clear Channel Communications. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission set aside $0.8 million against the purchase price in a restricted cash account, which was funded with borrowings under its senior credit facilities. Mission paid the $3.7 million purchase price upon consummation of the acquisition on April 1, 2004, exclusive of transaction costs, including the incremental borrowing of $2.9 million under its senior credit facilities. Mission entered into an SSA with Nexstar, effective April 1, 2004, whereby Nexstar-owned WFXV provides certain services to WUTR including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective April 1, 2004, whereby Nexstar-owned WFXV purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

On October 4, 2004, Mission entered into a purchase agreement to acquire substantially all of the assets of WTVO, the ABC affiliate in Rockford, Illinois from Young Broadcasting, Inc. and Winnebago Television Corporation for $20.75 million, exclusive of transaction costs. Operations under a TBA between Mission and Young Broadcasting, Inc. and Winnebago Television Corporation began on November 1, 2004. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility. Mission paid the remaining $5.75 million for the purchase of WTVO’s FCC license and certain transmission equipment upon consummation of the acquisition of January 4, 2005, exclusive of transaction costs, which was funded with borrowings under its senior credit facility. Mission entered into an SSA with Nexstar, effective November 1, 2004, whereby Nexstar-owned WQRF provides certain services to WTVO including news production, technical maintenance and security in exchange for a flat monthly fee of $10 thousand per month. Mission also entered into a JSA, effective November 1, 2004, whereby Nexstar-owned WQRF purchases all of the advertising time and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month. Mission evaluated its arrangement with Young Broadcasting, Inc. and Winnebago Television Corporation under FIN No. 46R and determined that it was the primary beneficiary of WTVO. Mission has therefore consolidated the financial position and results of operations of WTVO since November 1, 2004, and pursuant to FIN No. 46R, Young Broadcasting, Inc. and Winnebago Television Corporation’s ownership is currently reflected as minority interest in these financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Mission owns and operates the following television stations as of December 31, 2004: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR and WBAK.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission of Amarillo. VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided management, sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all of the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Mission’s, Mission of Amarillo’s and VHR’s debt and the service and purchase options agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in Relation to SFAS No. 141”. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003 and 2002.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations have implemented as of December 31, 2004 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO(3)

(1)	Mission has a TBA for these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Mission has both an SSA and a JSA for these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and receive the net revenue from the station’s advertising time in return for monthly payments to Mission.

(3)	WTVO was not owned by Mission as of December 31, 2004, although it was operated by Mission under a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation. On January 4, 2005, Mission consummated the acquisition of WTVO and operations under the TBA terminated.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the above listed stations. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the remaining stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the above listed stations.

In addition to providing certain services to our television stations, Nexstar is also the guarantor of the obligations incurred under Mission’s senior credit facility. Mission is a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar.

Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (i) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Nexstar does not own or control Mission or its television stations; however, under U.S. GAAP, Nexstar is deemed to have a controlling financial interest in Mission due to Nexstar’s guarantee of Mission’s bank debt and the service and purchase option agreements described above. In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

The Company is highly vulnerable to changes in general economic conditions because of its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond the control of the Company. Management believes that, taken together, its current cash balances, internally generated cash flow and availability under its credit facility and the continuation of the various service agreements with Nexstar as described in the Letter of Support dated March 22, 2005 should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from December 31, 2004, enabling Mission to continue to operate as a going concern.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, the recoverability of broadcast rights and the carrying amounts and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to its customers for advertising spots aired and also includes amounts billed for production and other similar activities. Trade receivable normally have terms of 30 days and the Company has no interest provision for customer accounts that are past due. The Company maintains an allowance for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company recorded bad debt expense of $46 thousand, $58 thousand and $65 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk.

Revenue Recognition

Advertising revenue, which includes network compensation, is recognized in the period during which the time spots are aired. Revenue from other sources, which may include income from production and other similar activities from time to time, are recognized in the period during which the goods or services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.1 million, $2.1 million and $1.8 million of barter revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $0.3 million, $0.5 million and $0.4 million of trade revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. Trade expense is recognized when services or merchandise received are used. Trade and barter expense was $2.3 million, $2.5 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Broadcast Rights and Broadcast Rights Payable

Broadcast rights, primarily in the form of syndicated programs and feature movie packages, are initially recorded at the amount paid or payable to program suppliers for the limited right to broadcast the suppliers’ programming and are recorded when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period must have begun, 3) the program material has been accepted in accordance with the license agreement, and 4) when the programming is available for use. The Company records the estimated fair value of the broadcast rights, including any advertising inventory given to program suppliers, as a broadcast rights asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. If the projected future net revenue associated with a program are less than the current carrying amount of the program broadcast rights due to poor ratings, the Company would be required to write-down the broadcast rights asset to equal the amount of projected future net revenue. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition for trade transactions. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years.

Network Affiliation Agreements

Network affiliation agreements are stated at estimated fair value at the date of acquisition using a discounted cash flow method. Amortization is computed on a straight-line basis over the estimated useful life of 15 years.

Each of the Company’s stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Each of NBC, ABC and CBS compensates the affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

Intangible Assets

Intangible assets include broadcast licenses (“FCC licenses”), network affiliation agreements and goodwill. On January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which resulted in the discontinuance of the amortization of goodwill and indefinite lived intangible assets and instead requires testing goodwill and FCC licenses for impairment.

The Company tests the impairment of its goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired using a two-step fair value approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis and a multiple of earnings method. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The Company tests the impairment of its FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method that excludes network compensation payments.

An impairment assessment of goodwill and FCC licenses could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of corresponding network affiliations, or by adverse changes to FCC ownership rules, among others.

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2004 and 2003. These tests resulted in no impairment being recognized in 2004 and 2003. As of January 1, 2002, a transitional test was performed as required by SFAS No. 142. The Company recognized an impairment loss of $2.0 million, net of taxes, which was accounted for as a cumulative effect of change in accounting principle in the first quarter of 2002.

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived form the asset is less than its carrying value.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt in accordance with FASB Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” As of December 31, 2004 and 2003, debt financing costs of $0.4 million and $1.3 million, respectively, were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs in the amount of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Financial Instruments

The carrying amount of cash and cash equivalents, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company’s term loan and revolving credit facility approximates fair value. See Note 7 for the fair value of the Company’s debt.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

3.	Acquisitions

The VHR and Mission of Amarillo Mergers

On September 12, 2003, Mission entered into purchase agreements with VHR for the purchase of television stations KOLR, KHMT and KAMC, and with Mission of Amarillo for the purchase of television stations KCIT and KCPN-LP.

On December 30, 2003, Mission completed the acquisition (the “Acquisition”) of Mission of Amarillo, Kenos Broadcasting, Inc. (“Kenos”), Kenos Broadcasting II, Inc. (“Kenos II”) and their subsidiaries, pursuant to the merger agreement among Mission, Mission of Amarillo, Kenos and Kenos II, as amended. The Acquisition was structured as a merger of Mission of Amarillo, Kenos and Kenos II and their subsidiaries into Mission. Earlier on December 30, 2003, VHR merged with and into Kenos and VHR Broadcasting of Billings, LLC (“VHR Billings”) merged with and into Kenos II.

Prior to the transactions described above, each of Mission of Amarillo, Kenos and Kenos II were 100% owned by the sole stockholder of Mission. VHR and VHR Billings were each 100% owned by an unrelated third-party.

Mission is operating the stations it has acquired through this Acquisition.

Mission paid approximately $80.0 million in connection with the acquisition. Mission financed the acquisition with borrowings from its amended senior credit facility with Bank of America, N.A. and other lenders named therein and cash on hand.

The mergers noted above were accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003 and 2002.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

Purchase Acquisitions

During 2002, 2003 and 2004, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired is recorded as goodwill. The financial statements include the operating results of each business from the earlier of commencement of a time brokerage agreement or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
KODE(1)	ABC	Joplin, Missouri-Pittsburg, Kansas	September 30, 2002
KRBC(2)	NBC	Abilene-Sweetwater, Texas	June 13, 2003
KSAN(2)	NBC	San Angelo, Texas	June 13, 2003
WUTR	ABC	Utica, New York	April 1, 2004
WBAK(3)	Fox	Terre Haute, Indiana	April 6, 2004

(1)	Operations under a time brokerage agreement commenced on December 31, 2001 and terminated on the date of acquisition.

(2)	Operations under a time brokerage agreement commenced on January 1, 2003 and terminated on the date of acquisition.

(3)	Operations under a time brokerage agreement commenced on May 9, 2003 and terminated on the date of acquisition.

KODE

On December 31, 2001, Mission entered into a purchase agreement and a TBA with GOCOM Broadcasting of Joplin, L.L.C. (“GOCOM”), a subsidiary of a company now known as Piedmont Television Holdings, LLC, which owned KODE, the ABC affiliate in Joplin, Missouri, to acquire substantially all of the assets of KODE. Operations under the TBA commenced on December 31, 2001 and terminated upon closing of the acquisition. On September 30, 2002, Mission purchased substantially all of the assets of KODE for $14.0 million. Pursuant to the terms of the purchase agreement, Mission made a down payment of $6.0 million against the purchase price on December 31, 2001 and paid the remaining $8.0 million upon the consummation of the acquisition on September 30, 2002, exclusive of transaction costs.

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

Of the $10.9 million of acquired intangible assets, $4.3 million was assigned to FCC licenses that are not subject to amortization and $5.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $1.1 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.7 million is expected to be deductible for tax purposes.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.	Acquisitions—(Continued)

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN (formerly KACB), the NBC affiliate in San Angelo, Texas. Operations under the local marketing agreement commenced on January 1, 2003 and terminated upon the purchase of the stations. On June 13, 2003, Mission purchased substantially all of the assets of the stations for $10.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs.

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

Of the $4.0 million of acquired intangible assets, $2.1 million was assigned to FCC licenses that are not subject to amortization and $1.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.3 million is expected to be deductible for tax purposes.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission purchased substantially all of the assets of WUTR for $3.7 million.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At April 1, 2004
(in millions)
Property and equipment	$2.0
Intangible assets	1.7
Goodwill, including transaction costs	0.4

Assets acquired	$4.1

Of the $1.7 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $1.0 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.2 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $0.4 million is expected to be deductible for tax purposes.

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets.

At April 6, 2004
(in millions)
Property and equipment	$1.7
Intangible assets	1.3
Goodwill, including transaction costs	1.2

Assets acquired	$4.2

Of the $1.3 million of acquired intangible assets, $0.5 million was assigned to FCC licenses that are not subject to amortization and $0.5 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.3 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $1.2 million is expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KODE had occurred on January 1, 2001; the acquisition of KRBC and KSAN had occurred on January 1, 2002; and the acquisitions of WUTR and WBAK had occurred on January 1, 2003:

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Net broadcast revenue (excluding trade and barter)	$13,219	$17,650	$17,531
Total net revenue	36,823	30,467	32,340
Income (loss) from operations	1,865	(3,437)	193
Net loss before cumulative effect of change in accounting principle	(5,904)	(15,422)	(11,149)
Cumulative effect of change in accounting principle	—	—	(1,997)
Net loss	$(5,904)	$(15,422)	$(13,146)

The selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired stations been combined during the specified periods.

Subsequent Acquisition

On January 4, 2005, Mission consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois, from Young and Winnebago for $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility. Operations under a TBA commenced on November 1, 2004 and terminated when Mission consummated the acquisition. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment, which was funded with borrowings under its senior credit facility.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

As of December 31, 2004, Mission has agreements in place with subsidiaries of Nexstar in all of its markets as discussed below.

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of certain services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on January 1, 2004, to a flat fee of $70 thousand per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to a JSA dated June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases the advertising time on KJTL and KJBO-LP and retains the advertising revenue in return for payments to Mission, which were amended on January 1, 2004 to be 70% of the KJTL/KJBO-LP net revenue collected each month.

In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur. In consideration of the services provided by Nexstar personnel, Mission pays Nexstar a flat fee of $250 thousand per month.

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on October 1, 2004 to a flat fee of $150 thousand per month.

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the net revenue collected each month.

On June 13, 2003, Mission entered into an SSA with Nexstar, which has an initial term of ten years, whereby its station, KTAB, provides news production, technical maintenance and security for KRBC and KSAN (formerly KACB). In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. Mission also entered into a JSA for KRBC, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby Nexstar’s station KLST provides certain services to KSAN including news production, technical maintenance and security in exchange for a flat fee of $50 thousand per month from Mission. Mission also entered into a JSA, effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month.

In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK including news production, technical maintenance and security in exchange for monthly payments of $100 thousand per month from Mission. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission, which were amended on January 13, 2004, to be 70% of the WBAK net revenue collected each month. The initial term of these agreements is ten years.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions—(Continued)

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KCIT and KCPN-LP by KAMR personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $60 thousand per month.

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of nine years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP and retains the advertising revenue for monthly payments, which were amended on December 30, 2003, to be 70% of the KCIT/KCPN-LP net revenue collected each month.

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

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which had an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. These shared services include news production, technical maintenance and security but do not include the services of senior management personnel, programming and sales. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003 to a flat fee of $150 thousand per month.

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC and retains the advertising revenue for monthly payments (which may be adjusted according to KAMC’s expenses) to Mission, which were amended on December 30, 2003 to be 70% of the KAMC net revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The terms of this agreement are substantially similar to the terms of Mission’s SSA in Lubbock. The agreement obligates Nexstar’s station, KSFX (formerly KDEB), to perform certain services for Mission’s Springfield station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR and retains the advertising revenue for monthly payments (which may be adjusted according to KOLR’s expenses) to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR net revenue collected each month.

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

Also in Utica, New York, Mission has a JSA, dated April 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WFXV, purchases all of the advertising time on WUTR and retains the advertising revenue in return for payments to Mission equal to 70% of the WUTR net revenue collected each month.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions—(Continued)

In Rockford, Illinois, Mission has an SSA, dated as of November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of services that Nexstar’s station WQRF and Mission’s station WTVO, individually incur. These shared services include news production, technical maintenance and security, but do not include the services of senior management personnel, programming and sales. In consideration of services provided to WTVO by WQRF personnel, Mission pays Nexstar a monthly fee of $10 thousand per month.

Also in Rockford, Illinois, Mission has a JSA, dated November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of the respective stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the various time brokerage, shared services and joint sales agreements to which Nexstar is a party.

The tables below indicate the net consideration paid/received for the local service agreements for each of Mission’s stations.

Station	Type of Agreement	2002 Consideration to Nexstar	2003 Consideration to Nexstar	2004 Consideration to Nexstar
		(in thousands)
WYOU	Shared Services Agreement(1)	$3,000	$3,000	$3,000
KODE	Shared Services Agreement(2)	1,447	1,929	1,897
WBAK	Shared Services Agreement(3)	—	—	1,200
KRBC	Shared Services Agreement(4)	—	980	1,450
KSAN	Shared Services Agreement(4)	—	—	350
KJTL/KJBO	Shared Services Agreement	—	—	840
KCIT/KCPN-LP	Shared Services Agreement	—	—	720
WTVO	Shared Services Agreement	—	—	20
KAMC	Shared Services Agreement	—	—	1,800
KOLR	Shared Services Agreement	—	—	1,800
WUTR	Shared Services Agreement(5)	—	—	90

	Total	$4,447	$5,909	$13,167

(1)	SSA became effective on January 5, 1998.
(2)	SSA became effective on April 1, 2002.
(3)	SSA became effective on May 9, 2003 and was amended on January 13, 2004.
(4)	SSA became effective on June 13, 2003.
(5)	SSA became effective on April 1, 2004.

Station	Type of Agreement	2002 Consideration to Mission	2003 Consideration to Mission	2004 Consideration to Mission
		(in thousands)
KJTL/KJBO	Joint Sales Agreement	$1,713	$1,637	$1,984
WFXP	Time Brokerage Agreement	156	143	142
KHMT	Time Brokerage Agreement	—	—	319
WBAK	Joint Sales Agreement(1)	—	77	995
KOLR	Joint Sales Agreement	5,165	3,627	8,172
KCIT/KCPN-LP	Joint Sales Agreement	2,331	1,807	1,754
KAMC	Joint Sales Agreement	2,972	2,913	2,386
WUTR	Joint Sales Agreement(2)	—	—	690
KSAN	Joint Sales Agreement(3)	—	—	429
WTVO	Joint Sales Agreement(4)	—	—	611
KRBC	Joint Sales Agreement(5)	—	—	1,101
KODE	Joint Sales Agreement(6)	—	—	879
WYOU	Joint Sales Agreement(6)	—	—	1,724

	Total	$12,337	$10,204	$21,186

(1)	JSA became effective on May 9, 2003 and was amended on January 13, 2004.
(2)	JSA became effective on April 1, 2004.
(3)	JSA became effective on June 1, 2004.
(4)	JSA became effective on November 1, 2004.
(5)	JSA became effective on July 1, 2004.
(6)	JSA became effective on October 1, 2004.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Related Party Transactions—(Continued)

Note Payable

The Company had debt outstanding with the former principal stockholder and officer of VHR in the amount of $2.0 million which was due to mature on September 30, 2007. The Company paid interest of 12.5% annually, or $0.3 million, for each of the years ended December 31, 2003 and 2002, respectively. On December 30, 2003, the Company repaid the $2.0 million note payable in full. The Company also paid a management fee of $0.2 million to the former officer of VHR for each of the years ended December 31, 2003 and 2002, respectively, which is included in selling, general and administrative expenses.

Management Agreement

Mission’s principal stockholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the principal stockholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its principal stockholder in the amount of $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in selling, general and administrative expenses.

5.	Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2004	2003
		(in thousands)
Buildings and building improvements	39	$6,487	$4,733
Land and land improvements	N/A-39	1,479	1,179
Leasehold improvements	term of lease	220	220
Studio and transmission equipment	5-15	28,755	21,495
Office equipment and furniture	3-7	1,732	1,506
Vehicles	5	1,338	1,117
Construction in progress	N/A	6	4

		40,017	30,254
Less: accumulated depreciation		(17,443)	(16,096)

Property and equipment, net of accumulated depreciation		$22,574	$14,158

The Company recorded depreciation expense in the amounts of $2.6 million, $3.6 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Sale of Towers

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into a noncancellable operating lease for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The proceeds from the sale of the towers were applied to the outstanding loan amounts under the VHR and Mission of Amarillo credit facilities. The deferred gain at December 31, 2004 and 2003 was approximately $2.9 million and $3.1 million, respectively ($0.2 million was included in current liabilities at December 31, 2004 and 2003).

6.	Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	December 31,
		2004	2003
		(in thousands)
Network affiliation agreements	15	$66,744	$59,616
FCC licenses	indefinite	33,538	31,323
Other intangibles assets	1-15	15,296	17,582

		115,578	108,521
Less: accumulated amortization		(33,135)	(31,258)

Intangible assets, net of accumulated amortization		82,443	77,263
Goodwill, net	indefinite	16,307	11,583

Intangible assets and goodwill, net		$98,750	$88,846

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

Total amortization expense from definite-lived intangibles for the years ended December 31, 2004 and 2003 was $5.5 million and $5.9 million, respectively.

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

The carrying value of indefinite-lived intangibles, excluding goodwill, at December 31, 2004 was $28.7 million (net of accumulated amortization of $4.8 million) and at December 31, 2003 was $26.5 million (net of accumulated amortization of $4.8 million). The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles recorded on its books as of December 31, 2004:

Year ending December 31,
(in thousands)
2005	$6,575
2006	$5,862
2007	$5,862
2008	$5,862
2009	$5,862

The change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(in thousands)
Beginning balance	$11,583	$11,106
Acquisitions	1,555	376
Initial consolidation of VIEs and other adjustments	3,169	101

Ending balance	$16,307	$11,583

The acquisitions of WUTR and WBAK during 2004 increased goodwill by approximately $1.6 million. The application of FIN No. 46R for the consolidation of WTVO which occurred in the fourth quarter of 2004 increased goodwill by approximately $3.3 million. The acquisition of KRBC and KSAN during 2003 increased goodwill by approximately $0.4 million.

7.	Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
	(in thousands)
Term loans	$151,240	$140,000
Revolving credit facility	21,500	3,000

	172,740	143,000
Less: current portion	(1,520)	(1,400)

	$171,220	$141,600

Senior Secured Credit Facility

On February 13, 2003, Mission entered into a new senior secured credit facility (the “Mission Facility”) with a group of commercial banks. The Mission Facility, which replaced Mission’s previous bank credit agreement, then consisted of a $55.0 million Term Loan B and a $30.0 million revolving loan. On December 30, 2003, the Mission Facility was amended and restated to provide for a $140.0 million Term Loan C and a $30.0 million revolving loan. On August 13, 2004, the Mission Facility was further amended to provide for a $152.0 million Term Loan D and a $30.0 million revolving loan. Also under the amendment, the applicable margin component of the term loan interest rate was decreased by 50 basis points, representing one-half of one percent. Proceeds obtained under the Term Loan D were used to repay Mission’s existing Term Loan C in the amount of $139.3 million plus accrued interest and repay outstanding

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

borrowings under the revolving loan in the amount of $12.0 million plus accrued interest.

The Term Loan D, which is due December 31, 2010, is payable in consecutive quarterly installments amortized at 1% annually in years 2004 through 2009, with the remaining 94% due in 2010. The revolving loan, which is not subject to incremental reduction, matures on December 31, 2009. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds and recoveries as defined in the credit agreement.

The Term Loan D bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.50% and 1.75%; or LIBOR plus an applicable margin ranging between 1.75% and 3.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit agreement. The total weighted-average interest rate of the Mission Facility was 4.43% at December 31, 2004. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated leverage ratio of Nexstar and Mission for that particular quarter.

Collateralization and Cross Guarantees of Debt

The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar and its subsidiaries guarantee full payment of any obligations incurred under the Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of the Nexstar credit facility and the senior subordinated notes issued by Nexstar Broadcasting.

Debt Covenants

The bank credit facility agreement described above contains covenants which require the Company to comply with certain financial covenant ratios, including; (a) maximum total combined leverage ratio of Nexstar Broadcasting and Mission of 6.50 times the last twelve months operating cash flow (as defined in the credit agreement) as of December 31, 2004; (b) maximum combined senior leverage ratio on Nexstar Broadcasting and Mission of 3.50 times the last twelve months operating cash flow as of December 31, 2004; (c) minimum combined interest coverage ratio of 1.75 to 1.00 through December 30, 2006; and (d) minimum fixed charge coverage ratio of 1.15 to 1.00. In addition, the credit facility agreement limits the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. Although retained earnings is not restricted, the declaration or payment of dividends is prohibited under the credit facility agreement. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar Broadcasting and Mission. As of December 31, 2004, the Company believes that it was in compliance with all of the covenants included in the credit facility agreement. See Note 15 for a discussion on the subsequent refinancing of the Company’s credit facility agreement and modification to the debt covenant ratios.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$151,240	$151,240	$140,000	$140,000
Revolving credit facilities(1)	$21,500	$21,500	$3,000	$3,000

(1)	The fair value of bank credit facilities approximates their carrying amount based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.

Debt Maturities

At December 31, 2004, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows:

Year ended December 31,
(in thousands)
2005	$1,520
2006	1,520
2007	1,520
2008	1,520
2009	23,020
Thereafter	143,640

$172,740

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Debt Financing Costs

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of the Mission senior secured credit facilities in February 2003 resulted in the write off of $1.0 million of previously capitalized debt financing costs during the first quarter of 2003. The amendment of the Mission senior secured credit facilities in December 2003 resulted in the write off of $0.8 million of previously capitalized debt financing costs during the fourth quarter of 2003. The repayment of the VHR and Mission of Amarillo credit facilities in December 2003 resulted in the write off of $0.7 million of previously capitalized debt financing costs during the fourth quarter of 2003. The amendment of the senior secured credit facilities for Mission in August 2004 resulted in the write off of $0.8 million of previously capitalized debt financing costs and $0.3 million of other costs during the third quarter of 2004. These amounts are included in loss on extinguishment of debt.

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Refinancing of Mission’s senior secured credit facility	$—	$1,031	$—
Amendment of Mission’s senior secured credit facility	1,094	838	—
Repayment of VHR’s and Mission of Amarillo’s credit facilities	—	713	276

Total loss on extinguishment of debt	$1,094	$2,582	$276

Interest Rate Swap and Collar Agreements

On June 13, 2003, Quorum/VHR/Mission of Amarillo terminated its notional interest rate swap contract in the amount of $80.0 million. The notional interest rate swap agreement, while being used to mitigate the impact of the variability of interest rates on the credit facilities, did not qualify for SFAS No. 133 hedge accounting and, thus, was recorded on the balance sheet at fair value with changes in fair value each period reported in other income and expense. For the year ended December 31, 2003, other income and expense includes a gain of $0.9 million from marking-to-market of this derivative instrument.

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

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2004, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

9.	Guarantor of Senior Subordinated Notes

Mission is a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (the “12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission is a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (the “7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

10.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes—(Continued)

and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from net operating loss carryforwards (“NOLs”). The Company provides a valuation allowance for deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

The provision for income taxes consisted of the following components:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	23	32	39

	23	32	39

Deferred tax expense:
Federal	974	2,280	711
State	122	426	150

	1,096	2,706	861

Income tax expense	$1,119	$2,738	$900

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Tax benefit at statutory rate	$(1,606)	$(3,804)	$(2,604)
Change in valuation allowance	3,173	7,039	3,558
State and local taxes, net of federal benefit	(459)	(514)	(59)
Other, net	11	17	5

Income tax expense	$1,119	$2,738	$900

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2004	2003
	(in thousands)
Net operating loss carryforwards	$24,372	$23,354
Property and equipment	237	513
Intangible assets	2,142	2,693
Deferred revenue	1,128	1,131
Other	282	584
Valuation allowance	(31,324)	(30,342)

Net deferred tax liability	$(3,163)	$(2,067)

The Company has provided a valuation allowance for deferred tax assets. The allowance relates to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2004, the Company has federal and state net operating loss carryforwards available of approximately $61.9 million, to reduce future taxable income. These net operating losses begin to expire in 2009 through 2024 if not utilized.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	FCC Regulatory Matters

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

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Cable Retransmission Consent Rights

The Communications Act provides television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Mission has elected to exercise its retransmission consent rights for some of its stations and has negotiated agreements with cable companies for the carriage of those stations’ signals.

Digital Television Conversion

FCC regulations required all commercial television stations in the United States to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations, unless an extension of time was granted. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $32 thousand and $1.2 million, respectively, for the years ended December 31, 2004 and 2003.

Stations may broadcast both analog and digital signals until at least December 31, 2006. After December 31, 2006, on a date determined by the FCC, stations will operate with digital only facilities. The digital transmissions may initially be low-power, but as discussed below, full-power transmission will be required.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of the Company’s stations.

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC adopted rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these new rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet the FCC’s build-out deadlines will lose interference protection for their signals outside the low-power coverage area. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside the low-power coverage area. As of December 31, 2004, only Mission’s stations WUTR and WTVO were transmitting a full-power digital signal.

The FCC stated it plans to establish a limited waiver process for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues).

Other New DTV Requirements

The FCC also adopted new Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the new PSIP requirements by February 1, 2005. Mission requested a short extension of time from the FCC to comply with the new PSIP requirements due to vendor delivery issues. The installation of the equipment necessary to meet the new PSIP requirements cost approximately $0.4 million in total for all of the television stations the Company owns and operates. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12.	Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable current and future broadcast license commitments outstanding are as follows at December 31, 2004:

Year ended December 31,
(in thousands)
2005	$245
2006	499
2007	387
2008	285
2009	86
Thereafter	197

Future minimum payments for unavailable cash broadcast rights	$1,699

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through May 2021. Charges to operations for such leases aggregated approximately $1.4 million, $1.0 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2004:

Year ended December 31,
(in thousands)
2005	$941
2006	834
2007	846
2008	882
2009	922
Thereafter	15,315

$19,740

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been immaterial and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved in claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.	Employment Benefits

Retirement Savings Plan

The Company and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans covers substantially all employees of the Company and former employees of VHR who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of the Company and VHR. The Company recorded contributions of $16 thousand for the year ended December 31, 2004 and $6 thousand for each of the years ended December 31, 2003 and 2002.

Employee Benefits

Prior to January 2004, under a collective bargaining agreement, the Company contributed 3% of the gross monthly payroll of certain covered employees toward their pension benefits. Effective in January 2004 these positions were transferred to Nexstar under a certain SSA. Therefore, in 2004, Nexstar contributed 3% of the gross monthly payroll of the employees covered under the collective bargaining agreement. The Company’s pension benefit contribution totaled $8 thousand for each of the years ended December 31, 2003, and 2002.

14.	Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisition	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2002	$54	$65	$—	$(64)	$55
Year ended December 31, 2003	55	58	125	(68)	170
Year ended December 31, 2004	170	46	—	(216)	—

(1)	Uncollectible accounts written off, net of recoveries.

15.	Subsequent Events

Subsequent Acquisition

As discussed in Note 3, Mission consummated the acquisition of WTVO, the ABC affiliate in Rockford, Illinois on January 4, 2005.

Refinancing of Mission Credit Facility

On March 14, 2005, the Company entered into a binding commitment with a syndicate of commercial banks to refinance its bank credit facility. In connection with the refinancing, the Company will enter into a new senior secured credit facility agreement which will replace its previous bank credit facility agreement. As of March 24, 2005, the new credit facility will consist of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. Financial covenants under the new credit facility agreement will include a maximum total combined leverage ratio of Nexstar Broadcasting and the Company of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar Broadcasting and the Company of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through June 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Mission’s television stations KRBC (Abilene) and KODE (Joplin). As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals.

Mission has requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations under new agreements. The Cable Operators have informed Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, one of the Cable Operators submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Mission to negotiate in good faith for retransmission consent agreements for KRBC and KODE. On February 8, 2005, Mission submitted its response to the complaint. On February 24, 2005, one of the Cable Operators filed a response to the filing made by Mission. This matter remains pending before the FCC.

Exhibit No.	Exhibit Index

2.1	Certificate of Ownership and Merger of Mission Broadcasting of Joplin, Inc. into Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.2	Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.3	Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

4.1	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2	Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1	Purchase Agreement by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated March 13, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Banc of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.6	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.8	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.10	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Security Agreement, dated as of January 12, 2001, made by each of the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.16	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.24	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index

10.26	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.29	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.30	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.31	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.32	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.33	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.34	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.35	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.36	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.38	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.39	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.40	Third Amended and Restated Credit Agreement, dated as of December 30. 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.41	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.42	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc.), Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.92 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.43	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.44	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.45	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.46	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KDEB). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.47	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.48	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.49	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.50	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WBAK-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.51	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.52	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.53	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.54	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index

10.55	Consent and First Amendment to the Mission Credit Agreement. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 20, 2004).

10.56	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on October 8, 2004).

14.1	Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent Letter issued by PricewaterhouseCoopers LLP on March 24, 2005.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed Herewith