Form 10-Q
period 2005-03-31
MISSION BROADCASTING INC
filed 2005-05-09
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2004	March 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,981	$746
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	415	332
Current portion of broadcast rights	3,701	2,907
Prepaid expenses and other current assets	142	67

Total current assets	11,239	4,052
Property and equipment, net	22,574	22,032
Broadcast rights	1,700	1,009
Goodwill, net	16,307	16,665
Intangible assets, net	82,443	80,799
Other noncurrent assets	631	545

Total assets	$134,894	$125,102

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,520	$1,520
Current portion of broadcast rights payable	4,044	3,276
Accounts payable	108	143
Accrued expenses	884	756
Taxes payable	14	6
Interest payable	21	30
Deferred revenue	192	190
Due to Nexstar Broadcasting, Inc.	20,922	20,711

Total current liabilities	27,705	26,632

Debt	171,220	170,840
Broadcast rights payable	1,997	1,189
Deferred tax liabilities	3,163	3,499
Deferred gain on sale of assets	2,604	2,561
Other liabilities	2,273	2,352

Total liabilities	208,962	207,073

Commitments and contingencies

Minority interest in consolidated entity	5,719	—

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both December 31, 2004 and March 31, 2005	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(79,787)	(81,971)

Total shareholder’s deficit	(79,787)	(81,971)

Total liabilities and shareholder’s deficit	$134,894	$125,102

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenue (excluding trade and barter)	$4,731	$736
Less: commissions	(638)	—

Net broadcast revenue (excluding trade and barter)	4,093	736
Trade and barter revenue	546	690
Revenue from Nexstar Broadcasting, Inc.	3,247	6,678

Total net revenue	7,886	8,104

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,000	1,056
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,211	482
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	3,272	2,850
Amortization of broadcast rights	1,125	1,183
Amortization of intangible assets	1,286	1,643
Depreciation	768	702

Total operating expenses	8,662	7,916

Income (loss) from operations	(776)	188
Interest expense, including amortization of debt financing costs	(1,350)	(2,027)
Interest income	2	6
Other income	35	(6)

Loss before income taxes	(2,089)	(1,839)

Income tax expense	(272)	(345)

Loss before minority interest in consolidated entity	(2,361)	(2,184)

Minority interest in consolidated entity	158	—

Net loss	$(2,203)	$(2,184)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Net cash flows provided by (used for) operating activities	$(379)	$467

Cash flows from investing activities:
Additions to property and equipment, net	(10)	(194)
Proceeds from sale of assets	—	15
Acquisition of broadcast properties and related transaction costs	—	(6,143)

Net cash used for investing activities	(10)	(6,322)

Cash flows from financing activities:
Repayment of long-term debt	(350)	(380)
Payments for debt finance costs	(8)	—

Net cash used for financing activities	(358)	(380)

Net decrease in cash and cash equivalents	(747)	(6,235)
Cash and cash equivalents at beginning of period	1,857	6,981

Cash and cash equivalents at end of period	$1,110	$746

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) owns and operates 14 television stations affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements (as more fully described below), Nexstar Broadcasting, Inc. (“Nexstar”) programs two of Mission’s television stations under Time Brokerage Agreements (“TBA”) and has Shared Services Agreements (“SSA”) and Joint Sales Agreements (“JSA”) with Mission’s remaining television stations (see Note 4).

The Company is highly vulnerable to changes in general economic conditions because of its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. As of March 22, 2005, Nexstar represented to the Company that it will provide necessary financial support to enable Mission to continue to operate as a going concern through the continuation of various local service agreements under which Nexstar operates Mission’s television stations. Management believes that, taken together, Nexstar’s pledge of financial support, Mission’s current cash balances, internally generated cash flow and availability under its bank credit facility should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from March 31, 2005, enabling Mission to continue to operate as a going concern. As further discussed in Note 6, on April 1, 2005, Mission refinanced its senior secured credit facility.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Mission owns and operates the following television stations as of March 31, 2005: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR, WBAK and WTVO.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations have implemented as of March 31, 2005 with Nexstar-owned stations:

Service Agreements	Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO

(1)	Mission has a TBA for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.

(2)	Mission has both an SSA and a JSA for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

Nexstar does not own or control Mission or its television stations; however, Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP due to Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and the service and purchase option agreements described above. In order for both Nexstar and Mission to comply with the Federal

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company will adopt SFAS No. 153 for its fiscal year beginning January 1, 2006. Management does not believe that the adoption of this new Standard will have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. Management is currently evaluating the impact the adoption of FIN No. 47 will have on the Company’s financial position or results of operations.

3. Acquisitions

During the three months ended March 31, 2005, the Company consummated the acquisition listed below. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The financial statements include the operating results of the business from November 1, 2004, the date on which Mission commenced programming the station under a TBA.

Station	Network Affiliation	Market	Date Acquired
WTVO	ABC	Rockford, Illinois	January 4, 2005(1)

(1)	The TBA terminated on the date of acquisition.

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young Broadcasting, Inc. (“Young”) and Winnebago Television Corporation (“Winnebago”), which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission commenced operations under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

The following table summarizes the estimated fair values of the assets acquired. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill, including transaction costs	3,658

Assets acquired	$21,098

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Of the $10.3 million of acquired intangible assets, $2.9 million was assigned to FCC licenses that are not subject to amortization and $6.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.7 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.7 million is expected to be deductible for tax purposes.

The following unaudited pro forma information has been presented as if the acquisition of WTVO had occurred on January 1, 2004:

Three Months Ended March 31, 2004
(in thousands)
Net broadcast revenue (excluding trade and barter)	$5,448
Total net revenue	9,248
Loss from operations	(1,126)
Net loss	$(2,826)

There is no pro forma information presented for the three months ended March 31, 2005 as the pro forma results would not be materially different from the Company’s results of operations as reported because the WTVO acquisition was consummated on January 4, 2005.

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

4. Related Party Transactions

Time Brokerage Agreements, Shared Services Agreements, and Joint Sales Agreements

As of March 31, 2005, Mission has agreements in place with subsidiaries of Nexstar in all of its markets as follows:

In Erie, Pennsylvania, Mission and Nexstar are parties to an amended TBA dated as of April 1, 1996, which expires on August 16, 2006 and may be renewed for one term of five years with 90 days notice. This agreement allows Nexstar to program most of WFXP’s broadcast time, sell the station’s advertising time and retain the advertising revenue, in return for monthly payments to Mission.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are parties to an SSA dated as of June 1, 1999, which has an initial term of ten years. Under this agreement, Mission agreed with Nexstar to share the costs of certain services that Nexstar’s station, KFDX, and Mission’s stations, KJTL and KJBO-LP, individually incur. These shared services include news production, technical maintenance and security, among other services, but do not include the services of senior management personnel, programming or sales. In consideration of the services provided to KJTL and KJBO-LP by Nexstar personnel, Mission pays Nexstar a monthly service fee, which was amended on January 1, 2004, to a flat fee of $70 thousand per month.

In Wichita Falls, Texas-Lawton, Oklahoma, Mission and Nexstar are also parties to a JSA dated June 1, 1999, which has an initial term of ten years. Under this JSA, Nexstar purchases all of the advertising time on KJTL and KJBO-LP and retains the advertising revenue in return for payments to Mission of 70% of the KJTL/KJBO-LP net revenue collected each month.

In Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar are parties to an SSA dated as of January 5, 1998, which has an initial term of ten years. The terms of this agreement are substantially similar to the terms of Mission’s SSA with Nexstar for KJTL and KJBO-LP and provides for the parties to share the costs of certain services that Nexstar’s station, WBRE, and Mission’s station, WYOU, otherwise would separately incur. In consideration of the services provided to WYOU by Nexstar personnel, Mission pays Nexstar a flat fee of $200 thousand per month, as amended on January 1, 2005.

Also in Wilkes Barre-Scranton, Pennsylvania, Mission and Nexstar have a JSA for the sale of commercial time for WYOU dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the WYOU net revenue collected each month.

In Joplin, Missouri-Pittsburg, Kansas, effective April 1, 2002, Mission entered into an SSA with Nexstar which has an initial term of ten years, whereby Nexstar’s station KSNF provides certain services to KODE. In consideration for certain services provided to KODE by Nexstar personnel, Mission pays Nexstar a flat fee of $100 thousand per month, as amended on January 1, 2005.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Also in Joplin, Missouri-Pittsburg, Kansas, Mission and Nexstar have a JSA for the sale of commercial time for KODE dated as of June 30, 2003, the term of which began on October 1, 2004. The terms of this agreement are substantially similar to the terms of Mission’s JSAs in Wichita Falls. Nexstar pays Mission 70% of the KODE net revenue collected each month.

In Abilene, Texas, Mission entered into an SSA with Nexstar, effective June 13, 2003, which has an initial term of ten years, whereby Nexstar’s station, KTAB, provides certain services for KRBC and KSAN (formerly KACB). In consideration for the services provided by Nexstar personnel, Mission pays Nexstar a flat monthly fee. The SSA was amended effective June 1, 2004, to exclude KSAN. Mission entered into a JSA with KRBC, effective July 1, 2004, whereby KTAB purchases all of the advertising time on KRBC and retains the advertising revenue in return for payments to Mission equal to 70% of the KRBC net revenue collected each month.

In San Angelo, Texas, Mission entered into an SSA with Nexstar, effective June 1, 2004, whereby Nexstar’s station KLST provides certain services to KSAN in exchange for a flat fee of $50 thousand per month from Mission. Mission entered into a JSA, effective June 1, 2004, whereby KLST purchases all of the advertising time on KSAN and retains the advertising revenue in return for payments to Mission equal to 70% of the KSAN net revenue collected each month.

In Terre Haute, Indiana, Mission entered into an SSA with Nexstar, effective May 9, 2003, whereby Nexstar-owned WTWO provides certain services to WBAK. In consideration of services provided to WBAK by Nexstar personnel, Mission pays Nexstar a flat fee of $10 thousand per month, as amended on January 1, 2005. Mission also entered into a JSA, effective May 9, 2003, whereby Nexstar-owned WTWO purchases all of the advertising time on WBAK and retains the advertising revenue in return for payments to Mission of 70% of the WBAK net revenue collected each month. The initial term of these agreements is ten years.

In Amarillo, Texas, Mission has an SSA, dated as of May 1, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KAMR, and Mission’s stations, KCIT and KCPN-LP, individually incur. In consideration of services provided to KCIT and KCPN-LP by Nexstar personnel, Mission pays Nexstar a monthly fee, which was amended on December 30, 2003, to a flat fee of $60 thousand per month.

Also in Amarillo, Texas, Mission has a JSA, dated as of May 1, 1999, which has an initial term of ten years. Under this agreement, Nexstar purchases all of the advertising time on KCIT and KCPN-LP and retains the advertising revenue for monthly payments of 70% of the KCIT/KCPN-LP net revenue collected each month.

In Billings, Montana, Mission has a TBA, dated as of December 14, 1994 (as amended), which had an initial term of 10 years. This agreement allows Nexstar to program most of KHMT’s broadcast time, sell the advertising time and retain the advertising revenue in exchange for monthly payments to Mission. On June 1, 2004, Nexstar notified Mission of its intent to extend the TBA for an additional ten year term, effective December 14, 2004.

In Lubbock, Texas, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of certain services that Nexstar’s station, KLBK, and Mission’s station, KAMC, individually incur. In consideration of services provided to KAMC by KLBK personnel, Mission pays Nexstar a flat fee of $100 thousand per month, as amended on January 1, 2005.

Also in Lubbock, Texas, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KAMC and retains the advertising revenue for monthly payments to Mission of 70% of the KAMC net revenue collected each month.

In Springfield, Missouri, Mission has an SSA, dated as of February 16, 1999, which has an initial term of 10 years. The agreement obligates Nexstar’s station, KSFX (formerly KDEB), to perform certain services for Mission’s station, KOLR. On December 30, 2003, the shared services fee was amended to a flat fee of $150 thousand per month.

Also in Springfield, Missouri, Mission has a JSA, dated February 16, 1999, which has an initial term of 10 years. Under this agreement, Nexstar purchases all of the advertising time on KOLR and retains the advertising revenue for monthly payments to Mission. On December 30, 2003, the fee related to the JSA was amended to be 70% of the KOLR net revenue collected each month.

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

In Rockford, Illinois, Mission has an SSA, dated as of November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar shares the costs of services that Nexstar’s station WQRF and Mission’s station WTVO, individually incur. In consideration of services provided to WTVO by WQRF personnel, Mission pays Nexstar a flat fee of $100 thousand per month, as amended on January 1, 2005.

Also in Rockford, Illinois, Mission has a JSA, dated November 1, 2004, which has an initial term of 10 years. Under this agreement, Nexstar’s station WQRF purchases all of the advertising time on WTVO and retains the advertising revenue in return for payments to Mission equal to 70% of the WTVO net revenue collected each month.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate the stations under the time brokerage, shared services and joint sales agreements until the termination of such agreements. The shared services and joint sales agreements generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the various time brokerage, shared services and joint sales agreements to which Nexstar is a party.

Management Agreement

Mission’s principal stockholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays its principal stockholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its principal stockholder in the amount of $64 thousand and $58 thousand, respectively, for the three months ended March 31, 2004 and 2005, which is included in selling, general and administrative expenses.

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	December 31, 2004	March 31, 2005
		(in thousands)
Network affiliation agreements	15	$66,744	$66,744
FCC licenses	indefinite	33,538	33,538
Other intangible assets	1-15	15,296	15,123

		115,578	115,405
Less: accumulated amortization		(33,135)	(34,606)

Intangible assets, net of accumulated amortization		82,443	80,799
Goodwill, net	indefinite	16,307	16,665

Intangible assets and goodwill, net		$98,750	$97,464

Total amortization expense from definite-lived intangibles for the three months ended March 31, 2004 and 2005 was $1.3 million and $1.6 million, respectively.

The carrying value of indefinite-lived intangibles, excluding goodwill, at both December 31, 2004 and March 31, 2005 was $28.7 million (net of accumulated amortization of $4.8 million).

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2004. This test resulted in no impairment being recognized. As of March 31, 2005, the Company did not identify any events that would trigger an impairment assessment.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill—(Continued)

The change in the carrying amount of goodwill for the three months ended March 31, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$16,307
Acquisitions	358

Balance as of March 31, 2005	$16,665

The consummation of the acquisition of WTVO during the first quarter of 2005 increased goodwill by approximately $0.4 million.

6. Debt

Long-term debt consisted of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Term loans	$151,240	$150,860
Revolving credit facility	21,500	21,500

	172,740	172,360
Less: current portion	(1,520)	(1,520)

	$171,220	$170,840

In April 2005, the Company refinanced its bank credit facility agreement. The accompanying balance sheet as of March 31, 2005 does not include any adjustment for changes in the terms of the credit agreement resulting from the Company’s new credit facility agreement described below.

The Mission Senior Secured Credit Facility

Mission had a senior secured credit facility with a group of commercial banks which consisted of a $152.0 million term loan and a $30.0 million revolving loan. As of December 31, 2004 and March 31, 2005, Mission had $151.2 million and $150.9 million, respectively, outstanding under its term loan and $21.5 million, respectively, of borrowings were outstanding under its revolving loan.

As of March 31, 2005, there was approximately $8.5 million of total unused commitments under the Company’s senior secured credit facility.

Refinancing of Mission and Nexstar Credit Facilities

On April 1, 2005, the Company entered into a new senior secured credit facility which replaced its previous senior secured credit facility. The Company’s new senior secured credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new senior secured credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new senior secured credit facility agreement will include a maximum total combined leverage ratio of Nexstar and the Company of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar and the Company of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

On April 1, 2005, Nexstar also entered into a new senior secured credit facility which replaced its previous senior secured credit facility. Nexstar’s new senior secured credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. Terms of Nexstar’s new senior secured credit facility, including debt covenants and maturity, are the same as the terms of the Company’s new senior secured credit facility described above.

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of any obligations under Nexstar’s and the Company’s new senior secured credit facilities. In addition, the Company guarantees full payment of any obligations under Nexstar’s new senior secured credit facility.

Guarantee of Nexstar’s 7% Notes

On April 1, 2005, Nexstar issued 7% senior subordinated notes due 2014 (“7% Notes”) pursuant to a Supplemental Indenture, dated April 1, 2005, among Nexstar Broadcasting Group, Inc., Nexstar, Mission and The Bank of New York, as trustee, in the aggregate principal amount of $75.0 million. Nexstar Broadcasting Group, Inc. and Mission guarantee the obligations under the 7% Notes.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

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

8. Guarantor of Senior Subordinated Notes

Mission is a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (“12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. The 12% Notes were redeemed by Nexstar on April 1, 2005.

Mission is a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (“7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In conjunction with the redemption of the 12% Notes, Nexstar issued $75.0 million in the aggregate principal amount of additional 7% Notes at a price of 98.01% on April 1, 2005.

9. FCC Regulatory Matters

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

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Mission has elected to exercise retransmission consent rights for some of its stations and has negotiated agreements with cable companies for the carriage of those stations’ signals.

On December 31, 2004, certain retransmission consent agreements expired for Mission’s television stations KRBC (Abilene) and KODE (Joplin). As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without Mission’s consent.

Mission has requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations under new agreements. The Cable Operators have informed Mission that they will not pay any cash fees for the carriage of the stations on their systems. On January 19, 2005, a Cable Operator submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct Mission to negotiate in good faith for a retransmission consent agreement for KRBC. On February 8, 2005, Mission submitted its response to the complaint. On February 24, 2005, a Cable Operator filed its response to the filing made by Mission. This matter remains pending before the FCC.

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.2 million for the three months ended March 31, 2005. There were no digital conversion expenditures incurred during the three months ended March 31, 2004.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters—(Continued)

Stations may broadcast both analog and digital signals until at least December 31, 2006. After December 31, 2006, on a date determined by Congress or the FCC, stations will operate with digital only facilities. The digital transmissions may initially be low-power, but as discussed below, full-power transmission will be required.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of the Company’s stations.

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

The FCC has a limited waiver process for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). Mission intends to request extensions of the applicable deadlines from the FCC.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. Mission requested an extension of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The installation of the equipment necessary to meet the PSIP requirements cost approximately $0.4 million in total for all of the television stations the Company owns and operates. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

10. Commitments and Contingencies

Guarantee of Nexstar Debt

Mission guarantees full payment of any obligations incurred under Nexstar’s senior credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under the Nexstar credit facility and senior subordinated notes. At March 31, 2005, Nexstar had $82.4 million outstanding under its senior credit facility and had issued an aggregate principal amount of $285.0 million of senior subordinated notes.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2005, unaudited condensed statements of operations and other unaudited condensed financial statements for the three months ended March 31, 2004 and 2005, and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Mission’s Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended March 31, 2005 versus the three months ended March 31, 2004, include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KSAN (formerly KACB) and KRBC. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Introduction

As of March 31, 2005, we own and operate the following 15 television stations: WYOU, WFXP, KODE, KJTL, KJBO-LP, KRBC, KSAN (formerly KACB), KOLR, KCIT, KCPN-LP, KAMC, KHMT, WUTR, WBAK and WTVO. We have various local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communication Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations have implemented as of March 31, 2005 with Nexstar-owned stations:

Service Agreements	Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN (formerly KACB), WUTR, WBAK, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above.

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

Our sole shareholder has granted Nexstar purchase options to acquire the assets and liabilities of each of our television stations, subject to FCC consent. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

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

Recent Developments

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for Mission’s television stations KRBC (Abilene) and KODE (Joplin). As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without Mission’s consent.

We have requested that the Cable Operators pay a cash per subscriber fee in exchange for the Cable Operators’ rights to carry the stations’ signals under new agreements. The Cable Operators have informed us that they will not pay any cash fees for the carriage of the stations’ signals on their systems. On January 19, 2005, a Cable Operator submitted a Complaint for Enforcement to the FCC requesting that the FCC instruct us to negotiate in good faith for a retransmission consent agreement for KRBC. On February 8, 2005, we submitted our response to the complaint. On February 24, 2005, a Cable Operator filed its response to the filing made by us. This matter remains pending before the FCC. If we do not reach new agreements with the Cable Operators, the stations in the affected markets could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of these matters, but do not believe they will have a material effect on our financial position or results of operations.

Refinancing of Mission and Nexstar Credit Facilities

On March 14, 2005, we entered into a binding commitment with a syndicate of commercial banks to refinance our senior secured credit facility. On April 1, 2005, we entered into a new senior secured credit facility which replaced our previous senior secured credit facility. Our new senior secured credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new senior secured credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new senior secured credit facility will include a maximum total combined leverage ratio of Nexstar and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants will also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00.

On April 1, 2005, Nexstar also entered into a new senior secured credit facility which replaced its previous senior secured credit facility. Nexstar’s new senior secured credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. Terms of Nexstar’s new senior secured credit facility, including debt covenants and maturity, are the same as the terms of our new senior secured credit facility described above.

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of any obligations under Nexstar’s and our new senior secured credit facilities. In addition, we guarantee full payment of any obligations under Nexstar’s new senior secured credit facility.

Guarantee of Nexstar’s 7% Notes

On April 1, 2005, Nexstar issued 7% senior subordinated notes due 2014 (“7% Notes”) pursuant to a Supplemental Indenture, dated April 1, 2005, among Nexstar Broadcasting Group, Inc., Nexstar, us and The Bank of New York, as trustee, in the aggregate principal amount of $75.0 million. Nexstar Broadcasting Group, Inc. and we guarantee the obligations under the 7% Notes.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended March 31,
	2004		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Local	$2,680	56.6	$—	—
National	1,399	29.6	—	—
Political	178	3.8	—	—
Network compensation	437	9.2	570	77.4
Other	37	0.8	166	22.6

Total gross revenue	4,731	100.0	736	100.0
Less: Agency and national representative commissions	638	13.5	—	—

Net broadcast revenue	4,093	86.5	736	100.0
Trade and barter revenue	546		690
Revenue from Nexstar Broadcasting, Inc.	3,247		6,678

Total net revenue	$7,886		$8,104

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended March 31,
	2004		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Total net revenue	$7,886	100.0	$8,104	100.0
Operating expenses:
Corporate expenses	117	1.5	147	1.8
Station direct operating expenses, net of trade	935	11.9	1,056	13.0
Selling, general and administrative expenses	1,095	13.9	335	4.1
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	3,272	41.5	2,850	35.2
Trade and barter expense	494	6.3	690	8.5
Depreciation and amortization	2,054	26.0	2,345	28.9
Amortization of broadcast rights, excluding barter	695	8.8	493	6.1

Income (loss) from operations	$(776)		$188

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

Revenue

Total net revenue for the three months ended March 31, 2005, increased by $0.2 million, or 2.8% over the same period of 2004. On a same station basis, total net revenue for the three months ended March 31, 2005, decreased by $1.3 million, or 16.4% from the same period in 2004.

Local and national advertising revenue for the three months ended March 31, 2005, decreased by $4.1 million, or 100.0% compared to the same period in 2004. This decrease is partially attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Political advertising revenue for the three months ended March 31, 2005, decreased by $0.2 million, or 100.0% compared to the same period in 2004. This decrease was primarily attributed to presidential and/or statewide races held in 2004 in Pennsylvania and Missouri.

Revenue from Nexstar for the three months ended March 31, 2005, increased by $3.4 million, or 105.7% over the same period in 2004. Of the $3.4 million increase, $1.1 million was primarily attributed to our acquisitions of WUTR, WBAK and WTVO and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $2.3 million as a result of restructuring and amending of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses are costs associated with the centralized management of our stations. For both the three months ended March 31, 2005 and 2004, corporate expenses were $0.1 million.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.6 million, or 31.5% for the three months ended March 31, 2005, compared to the same period in 2004. The $0.6 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended March 31, 2005, these expenses decreased $0.4 million, or 12.9% over the same period in 2004. An increase of $0.1 million was attributed to the SSAs of WUTR and WTVO that were not in place during the three months ended March 31, 2004, partially offset by a lower amount of SSA fees resulting from the amendment of the SSA of WBAK effective January 1, 2005. On a same station basis, a $0.5 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Depreciation of property and equipment for the three months ended March 31, 2005, decreased by $0.1 million, or 8.6%, compared to the same period in 2004. The decrease was primarily attributed to assets at certain stations becoming fully depreciated during the second quarter of 2004.

Amortization of intangible assets for the three months ended March 31, 2005, increased by $0.4 million, or 27.8% over the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR, WBAK and WTVO.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2005, decreased by $0.2 million, or 29.1% over the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during the first three months of 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television stations WUTR, WBAK and WTVO.

Income (Loss) from Operations

Income from operations was $0.2 million for the three months ended March 31, 2005, an increase of $1.0 million over the loss from operations of $0.8 million for the same period of 2004. The increase in income from operations for the first three months of 2005 was primarily attributed to the increase in total net revenue and the decrease in selling, general and administrative expenses paid to Nexstar as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.7 million, or 50.1%, for the three months ended March 31, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Income Taxes

Income taxes for both the three months ended March 31, 2004 and 2005, was $0.3 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the three months ended March 31, 2004, relates to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WBAK from May 9, 2003 to April 6, 2004.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As of March 22, 2005, Nexstar represented to the Company that it will provide necessary financial support to enable Mission to continue to operate as a going concern through the continuation of various local service agreements under which Nexstar operates Mission’s television stations. Taken together with Nexstar’s pledge of financial support, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled principal payments for at least the next twelve months from March 31, 2005, enabling us to continue to operate as a going concern. In order to meet future cash needs we may, from time to time, borrow under our available credit facility.

Sources and Uses of Cash for the Three Months Ended March 31, 2005 and 2004

Cash Flows - Overview

Cash and cash equivalents decreased by $6.2 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. The major components of these changes are discussed below. Our primary sources of liquidity are cash flows from operating activities, including the timing of payments from Nexstar, and the senior credit facility.

Cash Flows – Operating Activities

Cash flows provided by operating activities were $0.5 million for the three months ended March 31, 2005, compared to cash flows used for operating activities of $0.4 million for the three months ended March 31, 2004.

Cash flows from operating activities include net loss adjusted for non-cash items and the effects of changes in working capital, including changes in accounts receivable, accounts payable, broadcast rights assets and liability and other accrued assets and liabilities.

The comparative increase in cash flows of $0.9 million is primarily due to the timing of payments made to Nexstar.

Cash Flows – Investing Activities

Cash flows used for investing activities were $6.3 million for the three months ended March 31, 2005, compared to $10 thousand for the three months ended March 31, 2004. Cash flows from investing activities consist primarily of cash used for capital additions and funding of acquisitions.

Cash flows used for investing activities for the three months ended March 31, 2005 included the remaining $5.75 million payment, exclusive of transaction costs, for the acquisition of WTVO and ongoing capital expenditures. Cash flows used for investing activities for the three months ended March 31, 2004 was the result of ongoing capital expenditures.

Cash Flows – Financing Activities

Cash flows used for financing activities were $0.4 million for both the three months ended March 31, 2005 and 2004.

Cash flows from financing activities for the three months ended March 31, 2005 was the result of the repayment of $0.4 million of previous borrowings under the senior credit facility. Cash flows from financing activities for the three months ended March 31, 2004 was the result of the repayment of $0.4 million of previous borrowings under the senior credit facility.

Future Sources of Liquidity and Cash Requirements

We believe that our existing cash and cash equivalents of $0.7 million at March 31, 2005 and net cash provided by operating activities will be sufficient to meet the future cash requirements and obligations described below. As of March 31, 2005, there was approximately $8.5 million of unused commitments under our senior secured credit facility. As of April 1, 2005, after giving effect to the April 1, 2005 refinancing, there was $47.5 million of total unused commitments under our senior secured credit facility. We believe that cash generated through future operations and availability of borrowings under our credit facility will be sufficient to fund our debt service and working capital requirements for the foreseeable future. We anticipate that our capital expenditures and future acquisitions will be financed through cash flow generated from operations and borrowings available under our credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Our credit facility does not allow for the payment of cash dividends, therefore, we have not declared or paid a cash dividend and the payment of cash dividends is not anticipated in the foreseeable future.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2005, we had debt of $172.4 million, which represented 190.7% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2005, and does not include any adjustment for changes in the terms of long-term debt obligations resulting from the Company’s new credit facility agreement which occurred on April 1, 2005:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Mission senior credit facility	$172,360	$1,140	$3,040	$24,540	$143,640

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of April 1, 2005, after giving effect to the April 1, 2005 refinancing:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Mission senior credit facility	$172,700	$432	$3,454	$3,454	$165,360

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

Collateralization and Cross Guarantees of Debt

Nexstar and its subsidiaries guarantee full payment of any obligations under our credit facility in the event of our default. Similarly, we are a guarantor of the Nexstar credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2005, Nexstar has a maximum commitment of $132.4 million under its senior credit facility, of which $82.4 million of debt is outstanding and had issued an aggregate principal amount of $285.0 million of senior subordinated notes.

Debt Covenants

The bank credit facility agreements described above contain covenants which require the Company to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar and Mission.

As of March 31, 2005, the Company believes that it was in compliance with all covenants contained in the credit agreement governing the senior secured credit facility. Management of the Company anticipates compliance with all the covenants through December 31, 2005. For a discussion of the subsequent modification of these ratios, we refer you to Note 6 of our financial statements included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Guarantor of Senior Subordinated Notes

We are a guarantor of Nexstar’s $160.0 million of 12% senior subordinated notes (“12% Notes”). The 12% Notes mature on April 1, 2008. Interest is payable every six months in arrears on April 1 and October 1. The 12% Notes are general unsecured senior subordinated obligations subordinated to all of our senior debt. The 12% Notes were redeemed by Nexstar on April 1, 2005.

We are a guarantor of Nexstar’s $125.0 million of 7% senior subordinated notes (“7% Notes”). The 7% Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of our senior debt. In conjunction with the redemption of the 12% Notes, Nexstar issued $75.0 million in the aggregate principal amount of additional 7% Notes at a price of 98.01% on April 1, 2005.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.2 million for the three months ended March 31, 2005. There were no digital conversion expenditures incurred during the three months ended March 31, 2004.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2005, only our stations WUTR and WTVO are transmitting full-power digital signals.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the PSIP requirements by February 1, 2005. We requested an extension of time from the FCC to comply with the PSIP requirements due to vendor delivery and installation issues. The installation of the equipment necessary to meet the PSIP requirements cost approximately $0.4 million in total for our stations. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at April 1, 2005, after giving effect to the April 1, 2005 refinancing, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Remainder of 2005	2006 – 2007	2008 – 2009	Thereafter
	(in thousands)
Senior credit facility	$172,700	$432	$3,454	$3,454	$165,360
Cash interest on debt	80,406	8,767	18,638	21,190	31,811
Broadcast rights current obligations	2,361	1,414	885	62	—
Broadcast rights future commitments	1,629	159	846	393	231
Capital commitments	5,601	185	2,564	2,852	—
Operating lease obligations	19,765	952	1,701	1,797	15,315

Total contractual cash obligations	$282,462	$11,909	$28,088	$29,748	$212,717

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with U.S. GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 through 36 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of March 31, 2005 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recently issued accounting pronouncements including our expected date of adoption and effects on results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2005 under our senior credit facility bear interest ranging from 6.25% to 7.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of April 1, 2005, after giving effect to the April 1, 2005 refinancing, if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$9,067	$9,930	$10,794	$11,657	$12,521

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect, Mission’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary operations of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated:	May 9, 2005