Form 10-Q
period 2005-06-30
MISSION BROADCASTING INC
filed 2005-08-09
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	December 31, 2004	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,981	$1,443
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	415	310
Current portion of broadcast rights	3,701	2,241
Prepaid expenses and other current assets	142	13

Total current assets	11,239	4,007

Property and equipment, net	22,574	21,653
Broadcast rights	1,700	577
Goodwill, net	16,307	16,665
Intangible assets, net	82,443	79,270
Other noncurrent assets	631	660

Total assets	$134,894	$122,832

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,520	$1,295
Current portion of broadcast rights payable	4,044	2,499
Accounts payable	108	67
Accrued expenses	884	454
Taxes payable	14	10
Interest payable	21	26
Deferred revenue	192	435
Due to Nexstar Broadcasting, Inc.	20,922	21,414

Total current liabilities	27,705	26,200

Debt	171,220	171,405
Broadcast rights payable	1,997	744
Deferred tax liabilities	3,163	3,835
Deferred gain on sale of assets	2,604	2,518
Other liabilities	2,273	2,339

Total liabilities	208,962	207,041

Commitments and contingencies

Minority interest in consolidated entity	5,719	—

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both December 31, 2004 and June 30, 2005	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(79,787)	(84,209)

Total shareholder’s deficit	(79,787)	(84,209)

Total liabilities and shareholder’s deficit	$134,894	$122,832

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$5,280	$538	$10,011	$1,274
Less: commissions	(723)	—	(1,361)	—

Net broadcast revenue (excluding trade and barter)	4,557	538	8,650	1,274
Trade and barter revenue	584	611	1,130	1,301
Revenue from Nexstar Broadcasting, Inc.	4,344	7,287	7,591	13,965

Total net revenue	9,485	8,436	17,371	16,540

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,080	1,065	2,080	2,121
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	1,155	537	2,366	1,019
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	3,303	2,850	6,575	5,700
Gain on asset disposal (including deferred gain recognition), net	(43)	(39)	(85)	(33)
Amortization of broadcast rights	1,028	1,050	2,153	2,233
Amortization of intangible assets	1,306	1,529	2,592	3,172
Depreciation	597	698	1,365	1,400

Total operating expenses, net	8,426	7,690	17,046	15,612

Income from operations	1,059	746	325	928
Interest expense, including amortization of debt financing costs	(1,404)	(2,140)	(2,754)	(4,167)
Loss on extinguishment of debt	—	(508)	—	(508)
Interest income	6	4	8	10
Other expenses	—	—	(7)	—

Loss before income taxes	(339)	(1,898)	(2,428)	(3,737)

Income tax expense	(265)	(340)	(537)	(685)

Loss before minority interest in consolidated entity	(604)	(2,238)	(2,965)	(4,422)

Minority interest in consolidated entity	—	—	158	—

Net loss	$(604)	$(2,238)	$(2,807)	$(4,422)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,807)	$(4,422)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	516	672
Depreciation of property and equipment	1,365	1,400
Amortization of intangible assets	2,592	3,172
Amortization of debt financing costs	99	43
Amortization of broadcast rights, excluding barter	1,259	932
Payments for broadcast rights	(996)	(1,146)
Loss on asset disposal, net	2	53
Loss on extinguishment of debt	—	508
Minority interest in consolidated entity	(158)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	445	138
Prepaid expenses and other current assets	40	132
Other noncurrent assets	134	209
Taxes payable	—	(4)
Accounts payable and accrued expenses	153	(471)
Interest payable	96	5
Deferred revenue	70	243
Other noncurrent liabilities and deferred gain on sale of assets	64	(20)
Due to Nexstar Broadcasting, Inc.	(5,104)	492

Net cash provided by (used for) operating activities	(2,230)	1,936

Cash flows from investing activities:
Additions to property and equipment	(134)	(517)
Proceeds from sale of assets	1	16
Acquisition of broadcast properties and related transaction costs	(6,827)	(6,143)
Change in restricted cash	800	—

Net cash used for investing activities	(6,160)	(6,644)

Cash flows from financing activities:
Proceeds from debt issuance	—	172,700
Repayment of long-term debt	(700)	(172,740)
Proceeds from revolver draws	9,000	—
Payments for debt financing costs	(16)	(790)

Net cash provided by (used for) financing activities	8,284	(830)

Net decrease in cash and cash equivalents	(106)	(5,538)

Cash and cash equivalents at beginning of period	1,857	6,981

Cash and cash equivalents at end of period	$1,751	$1,443

Supplemental schedule of cash flow information:
Cash paid for interest, net	$2,550	$4,206

Cash paid for income taxes, net	$8	$17

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”) owns and operates 15 television stations, 14 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly vulnerable to changes in general economic conditions because of its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. On March 22, 2005, Nexstar represented to the Company that it will provide necessary financial support to enable Mission to continue to operate as a going concern through the continuation of various local service agreements under which Nexstar provides sales and operating services to Mission’s television stations. Management believes that, taken together, Nexstar’s pledge of financial support, Mission’s current cash balances, internally generated cash flow and availability under its bank credit facility should result in the Company having adequate cash resources to meet its debt service and other financial obligations for at least the next twelve months from June 30, 2005, enabling Mission to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntary make a change in accounting principle to apply that change retrospectively to all prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate effected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

3. Acquisitions

During the six months ended June 30, 2005, the Company consummated the acquisition listed below. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The financial statements include the operating results of the business from November 1, 2004, the date on which Mission commenced programming the station under a TBA.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

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

The following unaudited pro forma information has been presented as if the acquisition of WTVO had occurred on January 1, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands)
Net broadcast revenue (excluding trade and barter)	$6,008	$11,456
Total net revenue	10,941	20,189
Income (loss) from operations	862	(223)
Net loss	$(1,045)	$(3,885)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period. There is no pro forma information presented for the comparable periods in fiscal year 2005 since the acquisition was consummated near the beginning of the year and the pro forma results would not be materially different from the Company’s results of operations as reported.

4. Local Service Agreements with Nexstar

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all the Mission stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market bears the costs of certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the JSA, Nexstar sells the Mission station’s advertising time and retains a percentage of the revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Selling, general, and administrative expenses paid to Nexstar Broadcasting, Inc.” in the accompanying statement of operations.

In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission has with Nexstar as of June 30, 2005:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/06	Monthly payments received from Nexstar

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox UPN	SSA JSA	5/31/09 5/31/09	$70 thousand per month paid to Nexstar 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA JSA	1/4/08 9/30/14	$200 thousand per month paid to Nexstar(1) 70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA JSA	3/31/12 9/30/14	$100 thousand per month paid to Nexstar(1) 70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA JSA	6/12/13 6/30/14	$100 thousand per month paid to Nexstar 70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA JSA	5/31/14 5/31/14	$50 thousand per month paid to Nexstar 70% of the KSAN net revenue collected each month received from Nexstar

WFXW (formerly WBAK)	Terre Haute, IN	Fox	SSA JSA	5/8/13 5/8/13	$10 thousand per month paid to Nexstar(1) 70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox —	SSA JSA	4/30/09 4/30/09	$60 thousand per month paid to Nexstar 70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar

KAMC	Lubbock, TX	ABC	SSA JSA	2/15/09 2/15/09	$100 thousand per month paid to Nexstar(1) 70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA JSA	2/15/09 2/15/09	$150 thousand per month paid to Nexstar 70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA JSA	3/31/14 3/31/14	$10 thousand per month paid to Nexstar 70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA JSA	10/31/14 10/31/14	$100 thousand per month paid to Nexstar(1) 70% of the WTVO net revenue collected each month received from Nexstar

(1)	Effective January 1, 2005

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSA and JSA or TBA until the termination of such agreement. The SSA and JSA agreements generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreement to which Nexstar is a party.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life (years)	December 31, 2004	June 30, 2005

		(in thousands)
Network affiliation agreements	15	$66,744	$66,744
FCC licenses	indefinite	33,538	33,538
Other intangible assets	1-15	15,296	14,835

		115,578	115,117
Less: accumulated amortization		(33,135)	(35,847)

Intangible assets, net of accumulated amortization		82,443	79,270
Goodwill, net	indefinite	16,307	16,665

Intangible assets and goodwill, net		$98,750	$95,935

Total amortization expense from definite-lived intangibles for the three months ended June 30, 2004 and 2005 was $1.3 million and $1.5 million, respectively, and for the six months ended June 30, 2004 and 2005 was $2.6 million and $3.2 million, respectively.

The carrying value of indefinite-lived intangibles, excluding goodwill, at both December 31, 2004 and June 30, 2005 was $28.7 million (net of accumulated amortization of $4.8 million).

The Company completed its annual test of impairment for goodwill and FCC licenses as of December 31, 2004. This test resulted in no impairment being recognized. As of June 30, 2005, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the six months ended June 30, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$16,307
Acquisitions	358

Balance as of June 30, 2005	$16,665

The consummation of the acquisition of WTVO during the first six months of 2005 increased goodwill by approximately $0.4 million.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Debt

Long-term debt consisted of the following:

	December 31, 2004	June 30, 2005

	(in thousands)
Term loans	$151,240	$172,700
Revolving credit facility	21,500	—

	172,740	172,700
Less: current portion	(1,520)	(1,295)

	$171,220	$171,405

Senior Secured Credit Facility

On April 1, 2005, Mission entered into a new senior secured credit facility agreement with a group of commercial banks which replaced its previous credit facility that had provided for a $152.0 million term loan and a $30.0 million revolving loan. Mission’s new senior secured credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Financial covenants under the new credit facility agreement include a maximum total combined leverage ratio of Nexstar and Mission of 7.50 times the last twelve months operating cash flow (as defined in the credit agreement) through June 30, 2006 and a maximum combined senior leverage ratio of Nexstar and Mission of 5.25 times the last twelve months operating cash flow through June 30, 2006. Covenants also include a minimum combined interest coverage ratio of 1.50 to 1.00 through December 30, 2008 and a fixed charge coverage ratio of 1.15 to 1.00. The credit facility is collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee full payment of any obligations under Mission’s senior secured credit facility in the event of Mission’s default.

As of December 31, 2004 and June 30, 2005, Mission had $151.2 million and $172.7 million, respectively, outstanding under its term loan and $21.5 million and no borrowings, respectively, were outstanding under its revolving loan.

As of June 30, 2005, there was approximately $47.5 million of total unused commitments under Mission’s senior secured credit facility.

Loss on Extinguishment of Debt

The refinancing of Mission’s senior secured credit facility in April 2005 resulted in the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs during the second quarter of 2005. These amounts comprise loss on extinguishment of debt.

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

8. Management Agreement

The Company’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, the Company pays its sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, the Company paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended June 30, 2004 and 2005, and $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2004 and 2005, which is included in selling, general and administrative expenses.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters—(Continued)

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $26 thousand and $0.4 million for the six months ended June 30, 2004 and 2005.

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

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets are required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of June 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

The FCC will accept requests for extensions of the applicable deadlines for stations that cannot meet the full-power DTV deadlines due to severe financial constraints or circumstances beyond licensee control (such as zoning issues). Mission has filed a request for extension of time to construct full power DTV facilities for its top four network affiliates in the top one hundred market stations, but the FCC has not yet acted on this request.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the FCC’s revised PSIP requirements by February 1, 2005. All of Mission’s stations are in compliance with this requirement. The equipment and related installation necessary to meet the PSIP requirements cost approximately $0.4 million in total for all of the television stations the Company owns and operates. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

10. Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a $182.3 million term loan and a $50.0 million revolving loan.

Mission is also a guarantor of $200.0 million of 7% senior subordinated notes (“7% Notes”) due 2014 issued by Nexstar. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. Mission was a guarantor of $160.0 million of 12% senior subordinated notes (“12% Notes”) issued by Nexstar. The 12% Notes were redeemed by Nexstar on April 1, 2005.

Mission guarantees full payment of any obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At June 30, 2005, Nexstar has issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $182.3 million outstanding under its bank credit facility.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies—(Continued)

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (i) seven times the station’s broadcast cash flow as defined in the option agreement less the amount of its indebtedness as defined in the option agreement or (ii) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2005, unaudited condensed statements of operations and other unaudited condensed financial statements for the three months and six months ended June 30, 2004 and 2005, and related notes included elsewhere in this Quarterly Report on Form 10-Q.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months and six months ended June 30, 2005 versus the three months and six months ended June 30, 2004, include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KSAN and KRBC. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Executive Summary

Overview of Operations

As of June 30, 2005, we own and operate 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communication Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations have implemented as of June 30, 2005 with Nexstar-owned stations:

Service Agreements	Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above. For more information about our local service agreements with Nexstar, refer to Note 4 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and liabilities of each of our television stations, subject to FCC consent. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method based on the license period or usage, whichever yields the greater expense. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as barter revenue.

Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remain fixed.

Acquisition of WTVO

On January 4, 2005, we completed our acquisition of WTVO, the ABC affiliate in Rockford, Illinois for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. We paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to our acquisition of the station, we had been operating WTVO under a TBA.

Refinancing of Senior Credit Facilities

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility. Our new senior credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving was decreased by 100 basis points, representing one percent. The financial covenant ratios contained in the new credit facility agreement are less restrictive than our previous credit facility. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 6 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nexstar also entered into a new senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. Nexstar’s new credit facility consists of a $182.3 million term loan and a $50.0 million revolving loan. Terms of the new Nexstar credit facility, including maturity, interest rates and debt covenants are the same as the terms of our new credit facility.

Nexstar Broadcasting Group guarantees full payment of any obligations under Nexstar’s and our new credit facilities. In addition, we guarantee full payment of any obligations under Nexstar’s new credit facility.

Guarantee of Nexstar’s 7% Notes

On April 1, 2005, Nexstar issued 7% senior subordinated notes due 2014 (“7% Notes”) pursuant to a Supplemental Indenture, dated April 1, 2005, among Nexstar Broadcasting Group, Nexstar, us and The Bank of New York, as trustee, in the aggregate principal amount of $75.0 million. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of 7% Notes previously issued by Nexstar. We and Nexstar Broadcasting Group guarantees the obligations under the 7% Notes in the aggregate principal amount of $200.0 million.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements expired for our television stations KRBC (Abilene) and KODE (Joplin). As a result, two of the cable television system operators (the “Cable Operators”) in these markets are no longer permitted by law to carry these stations’ signals without our consent.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$2,899	54.9	$—	—	$5,579	55.7	$—	—
National	1,419	26.9	—	—	2,818	28.2	—	—
Political	444	8.4	—	—	622	6.2	—	—
Network compensation	446	8.4	333	61.9	883	8.8	903	70.9
Other	72	1.4	205	38.1	109	1.1	371	29.1

Total gross revenue	5,280	100.0	538	100.0	10,011	100.0	1,274	100.0
Less: Agency and national representative commissions	723	13.7	—	—	1,361	13.6	—	—

Net broadcast revenue	4,557	86.3	538	100.0	8,650	86.4	1,274	100.0
Trade and barter revenue	584		611		1,130		1,301
Revenue from Nexstar Broadcasting, Inc.	4,344		7,287		7,591		13,965

Total net revenue	$9,485		$8,436		$17,371		$16,540

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total net revenue	$9,485	100.0	$8,436	100.0	$17,371	100.0	$16,540	100.0
Operating expenses (income):
Corporate expenses	113	1.2	199	2.4	230	1.3	346	2.1
Station direct operating expenses, net of trade	977	10.3	1,065	12.6	1,912	11.0	2,121	12.8
Selling, general and administrative expenses	1,041	11.0	338	4.0	2,136	12.3	673	4.1
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	3,303	34.8	2,850	33.8	6,575	37.9	5,700	34.5
Gain on asset disposal (including deferred gain recognition), net	(43)	(0.5)	(39)	(0.5)	(85)	(0.5)	(33)	(0.2)
Trade and barter expense	568	6.0	611	7.2	1,062	6.1	1,301	7.9
Depreciation and amortization	1,903	20.1	2,227	26.4	3,957	22.8	4,572	27.6
Amortization of broadcast rights, excluding barter	564	5.9	439	5.2	1,259	7.2	932	5.6

Income from operations	$1,059		$746		$325		$928

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenue

Total net revenue for the three months ended June 30, 2005, decreased by $1.0 million, or 11.1% from the same period of 2004. On a same station basis, total net revenue for the three months ended June 30, 2005, decreased by $2.1 million, or 23.2% from the same period in 2004. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the three months ended June 30, 2005, decreased by $4.8 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Revenue from Nexstar for the three months ended June 30, 2005, increased by $2.9 million, or 67.8% over the same period in 2004. Of the $2.9 million increase, $0.9 million was primarily attributed to our acquisition of WTVO and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $2.0 million as a result of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for the three months ended June 30, 2005, compared to $0.1 million for the three months ended June 30, 2004, an increase of $0.1 million, or 76.1%. The increase was primarily attributed to semi-annual bonuses paid during the second quarter of 2005 and an increase in salary expense and personnel related costs associated with the employment of our chief operating officer since October 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.6 million, or 30.5% for the three months ended June 30, 2005, compared to the same period in 2004. The $0.6 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended June 30, 2005, these expenses decreased $0.5 million, or 13.7% from the same period in 2004. An increase of $0.3 million was attributed to the SSA of WTVO that was not in place during the three months ended June 30, 2004, offset by a decrease of $0.3 million of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $0.5 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2005, decreased by $0.1 million, or 22.2% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during the three months ended June 30, 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television station WTVO.

Amortization of intangible assets for the three months ended June 30, 2005, increased by $0.2 million, or 17.1% over the same period in 2004. The increase was primarily the result of the newly acquired television station WTVO.

Depreciation of property and equipment for the three months ended June 30, 2005, increased by $0.1 million, or 16.9%, compared to the same period in 2004. The increase was primarily the result of the newly acquired television station WTVO.

Income from Operations

Income from operations was $0.7 million for the three months ended June 30, 2005, compared to $1.1 million for the same period of 2004, a decrease of $0.4 million, or 29.6%. The decrease in income from operations for the three months ended June 30, 2005 was primarily attributed to the decrease in total net revenue as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.7 million, or 52.4%, for the three months ended June 30, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Income Taxes

Income taxes for both the three months ended June 30, 2005 and 2004, were $0.3 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenue

Total net revenue for the six months ended June 30, 2005, decreased by $0.8 million, or 4.8% from the same period of 2004. On a same station basis, total net revenue for the six months ended June 30, 2005, decreased by $3.3 million, or 20.1% from the same period in 2004. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the six months ended June 30, 2005, decreased by $9.0 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Revenue from Nexstar for the six months ended June 30, 2005, increased by $6.4 million, or 84.0% over the same period in 2004. Of the $6.4 million increase, $2.1 million was primarily attributed to our acquisitions of WUTR and WTVO and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $4.3 million as a result of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.3 million for the six months ended June 30, 2005, compared to $0.2 million for the six months ended June 30, 2004, an increase of $0.1 million, or 50.4%. The increase was primarily attributed to semi-annual bonuses paid during the second quarter of 2005 and an increase in salary expense and personnel related costs associated with the employment of our chief operating officer since October 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.3 million, or 31.0% for the six months ended June 30, 2005, compared to the same period in 2004. The $1.3 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the six months ended June 30, 2005, these expenses decreased $0.9 million, or 13.3% compared to the same period in 2004. A net increase of $0.1 million was attributed to the SSAs of WUTR and WTVO that were not in place or only partially in place during the six months ended June 30, 2004, partially offset by a lower amount of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $1.0 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2005, decreased by $0.3 million, or 26.0% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during the first six months of 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television stations WUTR, WFXW and WTVO.

Amortization of intangible assets for the six months ended June 30, 2005, increased by $0.6 million, or 22.4% over the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR, WFXW and WTVO.

Depreciation of property and equipment was $1.4 million for both the six months ended June 30, 2005 and 2004.

Income from Operations

Income from operations was $0.9 million for the six months ended June 30, 2005, compared to $0.3 million for the same period of 2004, an increase of $0.6 million, or 185.5%. The increase in income from operations for the first six months of 2005 was primarily attributed to the decreases in selling, general and administrative expenses and selling, general and administrative expenses paid to Nexstar, partially offset by the decrease in total net revenue, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $1.4 million, or 51.3%, for the six months ended June 30, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Income Taxes

Income taxes for the six months ended June 30, 2005 were $0.7 million, compared to $0.5 million for the same period of 2004, an increase of $0.2 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the six months ended June 30, 2004, related to the recognition of $0.2 million of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WFXW from May 9, 2003 to April 6, 2004.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. On March 22, 2005, Nexstar represented to us that it will provide necessary financial support to enable us to continue to operate as a going concern through the continuation of various local service agreements under which Nexstar provides sales and other services to our television stations. Taken together with Nexstar’s pledge of financial support, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2005, enabling us to continue to operate as a going concern. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Net cash provided by (used for) operating activities	$(2,230)	$1,936
Net cash used for investing activities	(6,160)	(6,644)
Net cash provided by (used for) financing activities	8,284	(830)

Net decrease in cash and cash equivalents	$(106)	$(5,538)

Cash paid for interest, net	$2,550	$4,206
Cash paid for income taxes, net	$8	$17

	December 31, 2004	June 30, 2005
	(in thousands)
Cash and cash equivalents	$6,981	$1,443
Long-term debt including current portion	$172,740	$172,700
Unused commitments under senior credit facilities	$8,500	$47,500

On April 1, 2005, we refinanced the borrowings outstanding under our senior credit facility. In connection with the refinancing, we increased the borrowings under the term loan to our senior credit facility and also increased the total borrowings available to us under the revolving loan to the credit facility.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $4.2 million during the six months ended June 30, 2005 compared to the same period in 2004. The increase was primarily due to the timing of payments made to Nexstar.

Cash paid for interest increased by $1.7 million during the six months ended June 30, 2005 compared to the same period in 2004. The increase was due to higher interest rates and a greater amount of debt outstanding in 2005 under our senior credit facility.

Due to our recent history of net operating losses, we currently do not pay any federal income taxes. These net operating losses may be carried forward, subject to expiration and certain limitations, and used to reduce taxable earnings in future years. Through the use of available loss carryforwards, it is possible that we may not pay significant amounts of federal income taxes in the foreseeable future.

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $0.5 million during the six months ended June 30, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to increases in purchases of property and equipment and acquisition related payments.

Capital expenditures were $0.1 million and $0.5 million for the six months ended June 30, 2004 and 2005, respectively.

Cash used for station acquisitions was $6.8 million for the six months ended June 30, 2004, compared to $6.1 million for the six months ended June 30, 2005. Acquisition related payments for the six months ended June 30, 2004 included the $3.7 million purchase price, exclusive of transaction costs, for the acquisition of WUTR and the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WFXW (formerly WBAK). Acquisition related payments for the six months ended June 30, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO.

Cash Flows – Financing Activities

The comparative net cash flows from financing activities decreased by $9.1 million during the six months ended June 30, 2005 compared to the same period in 2004. The decrease was primarily due to a decrease in the amount of net proceeds received from refinancing our long-term debt obligations in the current year compared to the net amounts received from the prior year’s financing activities combined with an increase in payments for debt financing costs made in connection with the refinancing of our senior credit facility.

The April 1, 2005 refinancing of our senior credit facility provided net cash proceeds of $0.3 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $172.7 million and the repayments of previous senior credit facility term and revolving borrowings of $172.4 million.

The net amount of cash received from financing activities for the six months ended June 30, 2004 was primarily the result of additional borrowings under our senior credit facility revolving loan of $9.0 million and senior credit facility term loan repayments of $0.7 million.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2005, we had debt of $172.7 million, which represented 195.2% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2005:

	Total	Remainder of 2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Mission senior credit facility(1)	$172,700	$432	$3,454	$3,454	$165,360

(1)	Quarterly principal payments under the Mission senior credit facility term loan commence on December 31, 2005.

Interest payments on our senior credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group guarantees full payment of any obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2005, Nexstar has a maximum commitment of $232.3 million under its bank credit facility, of which $182.3 million of debt is outstanding and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement contains covenants which require us to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. In addition, the credit facility agreements limit the amount of capital expenditures, cash payments for broadcast rights and impose other restrictions. The covenants, which are formally calculated on a quarterly basis, are based on the combined results of Nexstar and Mission.

As of June 30, 2005, we believe that we were in compliance with all covenants contained in the credit agreement governing the senior secured credit facility. We anticipate compliance with all the covenants through December 31, 2005, however our operating results are highly dependent on advertising revenues which are susceptible to prevailing economic conditions that are beyond our control. A further decline in advertising revenues could have an effect on our and Nexstar’s ability to comply with covenants under the senior secured credit facilities. For a discussion of the financial ratio requirements of these covenants, we refer you to Note 6 of our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $26 thousand and $0.4 million for the six months ended June 30, 2004 and 2005.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of June 30, 2005, only our stations WUTR and WTVO are transmitting full-power digital signals. We have filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations.

Other New DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. All DTV stations were required to comply with the PSIP requirements by February 1, 2005. All of our stations are in compliance with this requirement. The equipment and related installation necessary to meet the PSIP requirements cost approximately $0.4 million in total for our stations. These expenditures are being funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 through 36 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of June 30, 2005 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recently issued accounting pronouncements including our expected date of adoption and effects on results of operations and financial position.

Forward-Looking and Cautionary Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at June 30, 2005 under our senior credit facility bear interest at 5.24%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$7,322	$8,186	$9,049	$9,913	$10,776

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index
10.1	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.2	Registration Rights Agreement, dated April 1, 2005, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 (File No. 333-125847) filed by Nexstar Broadcasting, Inc.).

10.3	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein) (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.4	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.5	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein) (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.6

Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent (Incorporated by reference to Exhibit 99.3 to the Current Report on Form

8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

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

MISSION BROADCASTING, INC.

By:	/s/ DAVID S. SMITH
Its:	David S. Smith
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 9, 2005