Form 10-Q
period 2005-09-30
MISSION BROADCASTING INC
filed 2005-11-08
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2004, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$6,981
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	370	415
Current portion of broadcast rights	3,388	3,701
Prepaid expenses and other current assets	176	142

Total current assets	5,456	11,239

Property and equipment, net	21,460	22,574
Broadcast rights	891	1,700
Goodwill, net	16,665	16,307
Intangible assets, net	77,742	82,443
Other noncurrent assets	638	631

Total assets	$122,852	$134,894

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,520
Current portion of broadcast rights payable	3,559	4,044
Accounts payable	103	108
Accrued expenses	540	884
Taxes payable	3	14
Interest payable	28	21
Deferred revenue	590	192
Due to Nexstar Broadcasting, Inc.	21,845	20,922

Total current liabilities	28,395	27,705

Debt	170,973	171,220
Broadcast rights payable	1,187	1,997
Deferred tax liabilities	4,173	3,163
Deferred revenue	63	—
Deferred gain on sale of assets	2,475	2,604
Other liabilities	2,416	2,273

Total liabilities	209,682	208,962

Commitments and contingencies

Minority interest in consolidated entity	—	5,719

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2005 and December 31, 2004	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(86,830)	(79,787)

Total shareholder’s deficit	(86,830)	(79,787)

Total liabilities and shareholder’s deficit	$122,852	$134,894

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenue (excluding trade and barter)	$557	$4,172	$1,831	$14,183
Less: commissions	—	(551)	—	(1,912)

Net broadcast revenue (excluding trade and barter)	557	3,621	1,831	12,271
Trade and barter revenue	584	590	1,885	1,720
Revenue from Nexstar Broadcasting, Inc.	6,847	5,059	20,812	12,650

Total net revenue	7,988	9,270	24,528	26,641

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,151	1,023	3,272	3,103
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	541	1,198	1,560	3,564
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	2,850	3,302	8,550	9,877
Gain on asset disposal (including deferred gain recognition), net	(43)	(43)	(76)	(128)
Amortization of broadcast rights	1,169	1,228	3,402	3,381
Amortization of intangible assets	1,528	1,354	4,700	3,946
Depreciation	699	532	2,099	1,897

Total operating expenses, net	7,895	8,594	23,507	25,640

Income from operations	93	676	1,021	1,001
Interest expense, including amortization of debt financing costs	(2,391)	(1,488)	(6,558)	(4,242)
Loss on extinguishment of debt	—	(1,094)	(508)	(1,094)
Interest income	8	3	18	11
Other income, net	—	11	—	4

Loss before income taxes	(2,290)	(1,892)	(6,027)	(4,320)

Income tax expense	(331)	(268)	(1,016)	(805)

Loss before minority interest in consolidated entity	(2,621)	(2,160)	(7,043)	(5,125)

Minority interest in consolidated entity	—	—	—	158

Net loss	$(2,621)	$(2,160)	$(7,043)	$(4,967)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,043)	$(4,967)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	1,010	784
Depreciation of property and equipment	2,099	1,897
Amortization of intangible assets	4,700	3,946
Amortization of debt financing costs	67	127
Amortization of broadcast rights, excluding barter	1,517	1,966
Payments for broadcast rights	(1,688)	(1,519)
Loss on asset disposal, net	54	2
Loss on extinguishment of debt	508	1,094
Minority interest in consolidated entity	—	(158)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	78	1,232
Prepaid expenses and other current assets	(31)	(166)
Other noncurrent assets	211	104
Taxes payable	(11)	(6)
Accounts payable and accrued expenses	(349)	(306)
Interest payable	7	(4)
Deferred revenue	461	107
Other noncurrent liabilities and deferred gain on sale of assets	14	101
Due to Nexstar Broadcasting, Inc.	923	(6,592)

Net cash provided by (used for) operating activities	2,527	(2,358)

Cash flows from investing activities:
Additions to property and equipment	(1,024)	(178)
Proceeds from sale of assets	16	1
Acquisition of broadcast properties and related transaction costs	(6,143)	(6,780)
Change in restricted cash	—	800

Net cash used for investing activities	(7,151)	(6,157)

Cash flows from financing activities:
Proceeds from debt issuance	172,700	152,000
Repayment of long-term debt	(172,740)	(152,380)
Proceeds from revolver draws	—	9,000
Payments for debt financing costs	(795)	(328)

Net cash provided by (used for) financing activities	(835)	8,292

Net decrease in cash and cash equivalents	(5,459)	(223)

Cash and cash equivalents at beginning of period	6,981	1,857

Cash and cash equivalents at end of period	$1,522	$1,634

Supplemental schedule of cash flow information:
Cash paid for interest, net	$6,570	$4,109

Cash paid for income taxes, net	$17	$8

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

3. Acquisitions

During the nine months ended September 30, 2005, the Company consummated the acquisition listed below. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the assets acquired is recorded as goodwill. The financial statements include the operating results of the business from November 1, 2004, the date on which Mission commenced programming the station under a TBA.

Station	Network Affiliation	Market	Date Acquired
WTVO	ABC	Rockford, Illinois	January 4, 2005(1)

(1)	The Company commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation, which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission commenced operations under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

The following table summarizes the estimated fair values of the assets acquired. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill	3,658

Assets acquired	$21,098

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

The following unaudited pro forma information has been presented as if the acquisition of WTVO had occurred on January 1, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands)
Net broadcast revenue (excluding trade and barter)	$4,979	$16,435
Total net revenue	10,641	30,831
Income from operations	334	112
Net loss	$(2,747)	$(6,639)

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission has with Nexstar as of September 30, 2005:

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

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreement to which Nexstar is a party.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following:

	Estimated useful life	September 30,	December 31,
	(years)	2005	2004
		(in thousands)
Network affiliation agreements	15	$66,744	$66,744
FCC licenses	indefinite	33,538	33,538
Other intangible assets	1-15	14,835	15,296

		115,117	115,578
Less: accumulated amortization		(37,375)	(33,135)

Intangible assets, net of accumulated amortization		77,742	82,443
Goodwill, net	indefinite	16,665	16,307

Intangible assets and goodwill, net		$94,407	$98,750

Total amortization expense from definite-lived intangibles for the three months ended September 30, 2005 and 2004 was $1.5 million and $1.4 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $4.7 million and $3.9 million, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2005 is approximately $6 million for each year for the years of 2006 through 2010.

The carrying value of indefinite-lived intangible assets, consisting of FCC licenses and goodwill, at September 30, 2005 and December 31, 2004 was $45.4 million and $45.0 million, respectively (net of accumulated amortization of approximately $7.0 million). Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2005, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the nine months ended September 30, 2005 was as follows (in thousands):

Balance as of January 1, 2005	$16,307
Acquisitions	358

Balance as of September 30, 2005	$16,665

The consummation of the acquisition of WTVO during the nine months ended September 30, 2005 increased goodwill by approximately $0.4 million.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Debt

Long-term debt consisted of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Term loans	$172,700	$151,240
Revolving credit facility	—	21,500

	172,700	172,740
Less: current portion	(1,727)	(1,520)

	$170,973	$171,220

Senior Secured Credit Facility

On April 1, 2005, Mission entered into a new senior secured credit facility agreement with a group of commercial banks which replaced its previous credit facility that had provided for a $152.0 million term loan and a $30.0 million revolving loan. Mission’s new senior secured credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. The term loan bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. The credit facility is collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. Mission’s credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement. Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee full payment of all obligations under Mission’s senior secured credit facility in the event of Mission’s default.

As of September 30, 2005 and December 31, 2004, Mission had $172.7 million and $151.2 million, respectively, outstanding under its term loan and no borrowings and $21.5 million, respectively, were outstanding under its revolving loan.

As of September 30, 2005, there was approximately $47.5 million of total unused commitments under Mission’s senior secured credit facility. Based on covenant calculations, as of September 30, 2005, there was approximately $6 million of total available borrowings that could be drawn under Nexstar’s and Mission’s senior secured credit facilities.

Loss on Extinguishment of Debt

The refinancing of Mission’s senior secured credit facility in April 2005 resulted in the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs during the second quarter of 2005. These amounts comprise loss on extinguishment of debt for the nine months ended September 30, 2005.

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

8. Management Agreement

The Company’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, the Company pays its sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, the Company paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended September 30, 2005 and 2004, and $0.2 million for each of the nine months ended September 30, 2005 and 2004, which is included in selling, general and administrative expenses.

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

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Mission has elected to exercise retransmission consent rights for all of its stations where it has a legal right to do so. Mission is in the process of negotiating these retransmission agreements and is unable to predict the outcome of these negotiations.

On October 20, 2005, the Company reached an agreement with Cox Communications, Inc. (“Cox”) for the retransmission of its stations in Abilene-Sweetwater, San Angelo, Lubbock and Amarillo, Texas; Springfield and Joplin, Missouri and Pittsburg, Kansas. Under this agreement, Cox now carries KRBC on its cable system in Abilene, Texas. KRBC had previously been off Cox’s cable system when a retransmission consent agreement expired on December 31, 2004. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against the Company.

On December 31, 2004, retransmission consent agreements with Cable One, Inc. (“Cable One”) expired for television stations KRBC (Abilene) and KODE (Joplin). As a result, Cable One is no longer permitted by law to carry these stations’ signals. The Company has requested that Cable One pay a cash per subscriber fee in exchange for the right to carry the stations’ signals under new agreements. Cable One has informed the Company that it will not pay any cash fees for the carriage of the stations on its cable systems. If the Company does not reach new agreements with Cable One, these stations could lose audience share which may impact the stations’ revenue. The Company is currently unable to determine the ultimate outcome of this matter, but does not believe it will have a material effect on the Company’s financial condition or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters—(Continued)

Digital Television Conversion

All commercial television stations in the United States were required to commence digital television (“DTV”) transmission operations by May 1, 2002, in addition to continuing their analog operations. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.6 million and $32 thousand for the nine months ended September 30, 2005 and 2004, respectively.

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

Full-Power DTV Facilities Construction

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Management estimates that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify Mission’s stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet these build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of September 30, 2005, only Mission’s stations WUTR and WTVO are transmitting full-power digital signals.

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

Additional DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $0.4 million in total for all of the television stations the Company owns and operates. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

10. Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a $175.8 million term loan and a $50.0 million revolving loan.

Mission is also a guarantor of $200.0 million of 7% senior subordinated notes (“7% Notes”) due 2014 issued by Nexstar. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. Mission was a guarantor of $160.0 million of 12% senior subordinated notes (“12% Notes”) issued by Nexstar. The 12% Notes were redeemed by Nexstar on April 1, 2005.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At September 30, 2005, Nexstar has issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $175.8 million outstanding under its bank credit facility.

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

11. Subsequent Events

As discussed in Note 9, on October 20, 2005, the Company reached an agreement with Cox Communications, Inc. for the retransmission of its stations in Abilene-Sweetwater, San Angelo, Lubbock and Amarillo, Texas; Springfield and Joplin, Missouri and Pittsburg, Kansas.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2005, unaudited condensed statements of operations and other unaudited condensed financial statements for the three and nine months ended September 30, 2005 and 2004, and related notes included elsewhere in this Quarterly Report on Form 10-Q.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the three months ended September 30, 2005 versus the three months ended September 30, 2004 and the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KSAN and KRBC. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Executive Summary

Overview of Operations

As of September 30, 2005, we own and operate 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communication Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations have implemented as of September 30, 2005 with Nexstar-owned stations:

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

Refinancing of Senior Credit Facilities

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility. Our new senior credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly commencing on December 31, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 6 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nexstar also entered into a new senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. Nexstar’s new credit facility consists of a $175.8 million term loan and a $50.0 million revolving loan. Terms of the new Nexstar credit facility, including maturity and interest rates, are the same as the terms of our new credit facility.

Nexstar Broadcasting Group guarantees full payment of all obligations under Nexstar’s and our new credit facilities. In addition, we guarantee full payment of all obligations under Nexstar’s new credit facility.

Guarantee of Nexstar’s 7% Notes

On April 1, 2005, Nexstar issued 7% senior subordinated notes due 2014 (“7% Notes”) pursuant to a Supplemental Indenture, dated April 1, 2005, among Nexstar Broadcasting Group, Nexstar, us and The Bank of New York, as trustee, in the aggregate principal amount of $75.0 million. The 7% Notes were issued as an add-on to the $125.0 million aggregate principal amount of 7% Notes previously issued by Nexstar. We and Nexstar Broadcasting Group guarantee the obligations under the 7% Notes in the aggregate principal amount of $200.0 million.

Cable Television Retransmission

On December 31, 2004, retransmission consent agreements with Cable One, Inc. (“Cable One”) expired for our television stations KRBC (Abilene) and KODE (Joplin). As a result, Cable One is no longer permitted by law to carry these stations’ signals. We have requested that Cable One pay a cash per subscriber fee in exchange for the right to carry the stations’ signals under new agreements. Cable One has informed us that they will not pay any cash fees for the carriage of the stations’ signals on its cable systems. If we do not reach new agreements with the Cable One, these stations could lose audience share which may impact the stations’ revenue. We are currently unable to determine the ultimate outcome of this matter, but do not believe it will have a material effect on our financial position or results of operations.

Recent Developments

On October 20, 2005, we reached an agreement with Cox Communications, Inc. (“Cox”) for the retransmission of our stations in Abilene-Sweetwater, San Angelo, Lubbock and Amarillo, Texas; Springfield and Joplin, Missouri and Pittsburg, Kansas. Under this agreement, Cox now carries KRBC on its cable system in Abilene, Texas. KRBC had previously been off Cox’s cable system when a retransmission consent agreement expired on December 31, 2004. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against us.

Historical Performance

Revenue

The following table sets forth the principal types of revenue received by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency and national sales representative commissions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Local	$—	—	$1,849	44.3	$—	—	$7,428	52.4
National	—	—	1,062	25.4	—	—	3,880	27.3
Political	—	—	667	16.0	—	—	1,289	9.1
Network compensation	344	61.8	437	10.5	1,247	68.1	1,320	9.3
Other	213	38.2	157	3.8	584	31.9	266	1.9

Total gross revenue	557	100.0	4,172	100.0	1,831	100.0	14,183	100.0
Less: Agency and national representative commissions	—	—	551	13.2	—	—	1,912	13.5

Net broadcast revenue	557	100.0	3,621	86.8	1,831	100.0	12,271	86.5
Trade and barter revenue	584		590		1,885		1,720
Revenue from Nexstar Broadcasting, Inc.	6,847		5,059		20,812		12,650

Total net revenue	$7,988		$9,270		$24,528		$26,641

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of total net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total net revenue	$7,988	100.0	$9,270	100.0	$24,528	100.0	$26,641	100.0
Operating expenses (income):
Corporate expenses	159	2.0	154	1.7	505	2.1	384	1.4
Station direct operating expenses, net of trade	1,151	14.4	965	10.4	3,272	13.3	2,877	10.8
Selling, general and administrative expenses	382	4.8	1,044	11.3	1,055	4.3	3,180	11.9
Selling, general and administrative expenses paid to Nexstar Broadcasting, Inc.	2,850	35.7	3,302	35.6	8,550	34.9	9,877	37.1
Gain on asset disposal (including deferred gain recognition), net	(43)	(0.5)	(43)	(0.5)	(76)	(0.3)	(128)	(0.5)
Trade and barter expense	584	7.3	579	6.2	1,885	7.7	1,641	6.2
Depreciation and amortization	2,227	27.9	1,886	20.3	6,799	27.7	5,843	21.9
Amortization of broadcast rights, excluding barter	585	7.3	707	7.6	1,517	6.2	1,966	7.4

Income from operations	$93		$676		$1,021		$1,001

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenue

Total net revenue for the three months ended September 30, 2005, decreased by $1.3 million, or 13.8% from the same period of 2004. On a same station basis, total net revenue for the three months ended September 30, 2005, decreased by $2.1 million, or 24.6% from the same period in 2004. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the three months ended September 30, 2005, decreased by $3.6 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in October 2004 at each of WYOU and KODE.

Revenue from Nexstar for the three months ended September 30, 2005, increased by $1.8 million, or 35.3% over the same period in 2004. Of the $1.8 million increase, $0.7 million was primarily attributed to our acquisition of WTVO and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $1.1 million as a result of the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for both the three months ended September 30, 2005 and 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $0.5 million, or 23.7% for the three months ended September 30, 2005, compared to the same period in 2004. The $0.5 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended September 30, 2005, these expenses decreased $0.5 million, or 13.7% from the same period in 2004. An increase of $0.3 million was attributed to the SSA of WTVO that was not in place during the three months ended September 30, 2004, offset by a decrease of $0.3 million of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $0.5 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the three months ended September 30, 2005, decreased by $0.1 million, or 17.3% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during the three months ended September 30, 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television station WTVO.

Amortization of intangible assets for the three months ended September 30, 2005, increased by $0.2 million, or 12.9% over the same period in 2004. The increase was primarily the result of the newly acquired television station WTVO.

Depreciation of property and equipment for the three months ended September 30, 2005, increased by $0.2 million, or 31.4%, compared to the same period in 2004. The increase was primarily the result of the newly acquired television station WTVO.

Income from Operations

Income from operations was $0.1 million for the three months ended September 30, 2005, compared to $0.7 million for the same period of 2004, a decrease of $0.6 million, or 86.2%. The decrease in income from operations for the three months ended September 30, 2005 was primarily attributed to the decrease in total net revenue, partially offset by decreases in certain expenses, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.9 million, or 60.7%, for the three months ended September 30, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.1 million for the three months ended September 30, 2004 consisted of the write off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs related to the amending of our senior secured credit facility in August 2004.

Income Taxes

Income taxes for both the three months ended September 30, 2005 and 2004 were $0.3 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenue

Total net revenue for the nine months ended September 30, 2005, decreased by $2.1 million, or 7.9% from the same period of 2004. On a same station basis, total net revenue for the nine months ended September 30, 2005, decreased by $5.5 million, or 21.6% from the same period in 2004. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the nine months ended September 30, 2005, decreased by $12.6 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Revenue from Nexstar for the nine months ended September 30, 2005, increased by $8.2 million, or 64.5% over the same period in 2004. Of the $8.2 million increase, $2.8 million was primarily attributed to our acquisitions of WUTR and WTVO and the related JSAs with Nexstar. On a same station basis, revenue from Nexstar increased $5.4 million as a result of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.5 million for the nine months ended September 30, 2005, compared to $0.4 million for the nine months ended September 30, 2004, an increase of $0.1 million, or 31.5%. The increase was primarily attributed to semi-annual bonuses paid during the second quarter of 2005 and an increase in salary expense and personnel related costs associated with the employment of our chief operating officer since October 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.7 million, or 28.6% for the nine months ended September 30, 2005, compared to the same period in 2004. The $1.7 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided by Nexstar under the SSAs.

Selling, general and administrative expenses paid to Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the nine months ended September 30, 2005, these expenses decreased $1.3 million, or 13.4% compared to the same period in 2004. A net increase of $0.1 million was attributed to the SSAs of WUTR and WTVO that were not in place or only partially in place during the nine months ended September 30, 2004, partially offset by a lower amount of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $1.4 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2005, decreased by $0.4 million, or 22.8% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during the first nine months of 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television stations WUTR and WTVO.

Amortization of intangible assets for the nine months ended September 30, 2005, increased by $0.8 million, or 19.1% over the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Depreciation of property and equipment for the nine months ended September 30, 2005, increased by $0.2 million, or 10.7%, compared to the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Income from Operations

Income from operations was $1.0 million for both the nine months ended September 30, 2005 and 2004.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $2.3 million, or 54.6%, for the nine months ended September 30, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.5 million for the nine months ended September 30, 2005 consisted of the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005. Loss on extinguishment of debt of $1.1 million for the nine months ended September 30, 2004 consisted of the write off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs related to the amending of our senior secured credit facility in August 2004.

Income Taxes

Income taxes for the nine months ended September 30, 2005 were $1.0 million, compared to $0.8 million for the same period in 2004, an increase of $0.2 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the nine months ended September 30, 2004, related to the recognition of $0.2 million of expenses in station WFXW (formerly WBAK) prior to the consummation of its acquisition as a result of the application of FIN No. 46.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. On March 22, 2005, Nexstar represented to us that it will provide necessary financial support to enable us to continue to operate as a going concern through the continuation of various local service agreements under which Nexstar provides sales and other services to our television stations. Taken together with Nexstar’s pledge of financial support, we believe that our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2005, enabling us to continue to operate as a going concern. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by (used for) operating activities	$2,527	$(2,358)
Net cash used for investing activities	(7,151)	(6,157)
Net cash provided by (used for) financing activities	(835)	8,292

Net decrease in cash and cash equivalents	$(5,459)	$(223)

Cash paid for interest, net	$6,570	$4,109
Cash paid for income taxes, net	$17	$8

	September 30, 2005	December 31, 2004
	(in thousands)
Cash and cash equivalents	$1,522	$6,981
Long-term debt including current portion	$172,700	$172,740
Unused commitments under senior credit facility	$47,500	$8,500

On April 1, 2005, we refinanced the borrowings outstanding under our senior credit facility. In connection with the refinancing, we increased the borrowings under the term loan to our senior credit facility and also increased the total borrowings available to us under the revolving loan to the credit facility.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $4.9 million during the nine months ended September 30, 2005 compared to the same period in 2004. The increase was primarily due to the timing of payments made to Nexstar.

Cash paid for interest increased by $2.5 million during the nine months ended September 30, 2005 compared to the same period in 2004. The increase was due to higher interest rates and a greater amount of debt outstanding in 2005 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $1.0 million during the nine months ended September 30, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The increase was due to a net increase in purchases of property and equipment and acquisition related payments.

Capital expenditures were $1.0 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Cash used for station acquisitions was $6.1 million for the nine months ended September 30, 2005, compared to $6.8 million for the nine months ended September 30, 2004. Acquisition related payments for the nine months ended September 30, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO. Acquisition related payments for the nine months ended September 30, 2004 included the $3.7 million purchase price, exclusive of transaction costs, for the acquisition of WUTR and the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WFXW (formerly WBAK).

Cash Flows – Financing Activities

The comparative net cash flows from financing activities decreased by $9.1 million during the nine months ended September 30, 2005 compared to the same period in 2004. The decrease was primarily due to a decrease in the amount of net proceeds received from refinancing our long-term debt obligations in the current year compared to the net amounts received from the prior year’s financing activities combined with an increase in payments for debt financing costs made in connection with the refinancing of our senior credit facility.

The April 1, 2005 refinancing of our senior credit facility provided net cash proceeds of $0.3 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $172.7 million and the repayments of previous senior credit facility term and revolving borrowings of $172.4 million. The August 2004 amending of our senior credit facility provided net cash proceeds of $0.7 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $152.0 million and the repayments of previous senior credit facility term and revolving borrowings of $151.3 million. The net amount of cash received from financing activities for the nine months ended September 30, 2004 was primarily the result of additional borrowings under our senior credit facility revolving loan of $9.0 million and senior credit facility term loan repayments of $1.1 million.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2005, we had debt of $172.7 million, which represented 201.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2005:

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group guarantees full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2005, Nexstar has a maximum commitment of $225.8 million under its bank credit facility, of which $175.8 million of debt is outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement.

Future Cash Requirements for Digital Television (“DTV”) Conversion

DTV Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.6 million and $32 thousand for the nine months ended September 30, 2005 and 2004, respectively.

Full-Power DTV Facilities Construction

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 11 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines will lose interference protection for their signals outside their low-power coverage areas. As of September 30, 2005, only our stations WUTR and WTVO are transmitting full-power digital signals. We have filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations.

Additional DTV Requirements

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $0.4 million in total for our stations. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34 through 36 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Management believes that as of September 30, 2005 there has been no material change to this information.

Valuation of Intangible Assets

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment at least annually. We will perform annual tests of impairment for indefinite-lived intangible assets, consisting of FCC licenses and goodwill, during the fourth quarter of 2005. These tests require management to make certain assumptions in determining the fair value of these intangible assets, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by economic factors affecting our industry at the time the impairment tests are performed. In connection with the annual impairment tests, management will consider various factors that have caused a recent decline in broadcaster company stock prices.

The carrying value of our indefinite-lived intangible assets at September 30, 2005 was $45.4 million. As of September 30, 2005, we did not identify any events that would trigger an impairment assessment. If the values of these intangible assets decrease in the future, we could be required to incur an impairment charge which could have a significant adverse effect on our results of operations.

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

All borrowings at September 30, 2005 under our senior credit facility bear interest at 5.77%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of September 30, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to	Interest rate increase
	100 BPS	50 BPS	interest rate	50 BPS	100 BPS
	(in thousands)
Senior credit facility	$8,238	$9,101	$9,965	$10,828	$11,692

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

Dated: November 8, 2005