Form 10-K
period 2005-12-31
MISSION BROADCASTING INC
filed 2006-03-31
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2005. As of January 31, 2006, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours” and “us” refers to Mission Broadcasting, Inc. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see “Certain Relationships and Related Transactions.”

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”), and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for Nexstar’s purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds, both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the local service and purchase option agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141.” Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods prior to 2004.

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Available Information

We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (SEC). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

PART I

Item 1. Business

Overview

Mission Broadcasting, Inc. (“Mission,” the “Company,” or also referenced as “we” “us” and “our”), formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002.

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

In January 2003, Mission entered into operations under a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliated station in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliated station in San Angelo, Texas. Operations under the local marketing agreement terminated on June 13, 2003 in conjunction with Mission’s purchase of substantially all of the stations’ assets. Mission entered into a shared services agreement (“SSA”) with Nexstar for KRBC and KSAN on that date.

In May 2003, Mission entered into a TBA with Bahakel Communications to provide certain programming to and to sell the advertising time of WFXW (formerly WBAK), the Fox affiliated station in Terre Haute, Indiana. Operations under the TBA terminated on April 6, 2004 in conjunction with Mission’s purchase of substantially all of the station’s assets. Mission entered into an SSA and a joint sales agreement (“JSA”) with Nexstar for WFXW on May 9, 2003.

In December 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications to acquire substantially all of the assets of WUTR, the ABC affiliated station in Utica, New York. The acquisition closed on April 1, 2004. In addition, on April 1, 2004, Mission entered into an SSA and a JSA with Nexstar for WUTR.

In October 2004, Mission entered into a purchase agreement with Young Broadcasting, Inc. and Winnebago Television Corporation to acquire substantially all of the assets of WTVO, the ABC affiliated station in Rockford, Illinois. In November 2004, Mission entered into a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation to provide certain programming to and sell the advertising time of WTVO. In addition, in November 2004, Mission entered into an SSA and a JSA with Nexstar for WTVO. Mission’s operations under the TBA terminated on January 4, 2005 in conjunction with the acquisition.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”), and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for Nexstar’s purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds, both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the local service and purchase option agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of

Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion is based on the guidance in Financial Accounting Standards Board (“FASB”) Statement No. 141 “Business Combinations” and EITF 02-05 “Definition of ‘Common Control’ in Relation of FASB Statement No. 141.” Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for all periods prior to 2004.

Our principal offices are located at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2005 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	Mission has a TBA for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both an SSA and a JSA for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar’s guarantee of the obligations incurred under Mission’s senior credit facility and the arrangements under the local service agreements and purchase option agreements described above, Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Local Service Agreements

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of December 31, 2005:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/06	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$70 thousand per month paid to Nexstar
KJBO-LP		UPN	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$200 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$100 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$100 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$50 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
(formerly WBAK)			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$60 thousand per month paid to Nexstar
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$100 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$100 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements.

Business Strategy

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent, our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remain fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2005:

Market Rank (1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	6	8/1/07
77	Springfield, MO	KOLR	CBS	7	(4)
131	Amarillo, TX	KCIT	Fox	6	8/1/06
		KCPN-LP	-		8/1/06
133	Rockford, IL	WTVO	ABC	4	(4)
142	Erie, PA	WFXP	Fox	4	8/1/07
144	Wichita Falls, TX- Lawton, OK	KJTL	Fox	5	8/1/06
		KJBO-LP	UPN		8/1/06
145	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(4)
146	Lubbock, TX	KAMC	ABC	5	8/1/06
150	Terre Haute, IN	WFXW (3)	Fox	3	(4)
164	Abilene-Sweetwater, TX	KRBC	NBC	5	8/1/06
166	Utica, NY	WUTR	ABC	4	6/1/07
171	Billings, MT	KHMT	Fox	4	4/1/06(4)
197	San Angelo, TX	KSAN	NBC	4	8/1/06

(1)	Market rank refers to ranking the size of the Designated Market Area (“DMA”), in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.
(2)	The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious stations, cable program services or networks. Source: Investing in Television Market Report 2005 4th Edition, as published by BIA Financial Network, Inc.
(3)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(4)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

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

Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. A typical network affiliate receives a significant part of its programming including prime-time hours from the network. This programming, along with cash payments for some NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time sold during network programs and from advertising time sold during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable television systems, direct broadcast satellite (“DBS”) systems, and, to a lesser extent, with newspapers, radio stations and cable system operators serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Television Broadcasting History

Commercial television broadcasting began in the United States on a regular basis in the 1940s. There are a limited number of channels available for broadcasting in any one geographic area. Television stations can be distinguished by the frequency on which they broadcast. Television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. In addition, any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

Through the 1970s, network-affiliated television broadcasters enjoyed virtual dominance in viewership and television advertising revenue because network-affiliated stations competed only with each other in most local markets. Beginning in the 1980s and continuing through today, however, this level of dominance has changed as more local stations were authorized by the FCC and marketplace choices expanded with the growth of independent stations, new networks such as UPN, WB and PAX, and cable and satellite television services.

Cable television systems, which grew at a rapid rate beginning in the early 1970s, were initially used to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With the increase in cable penetration, the advertising share of cable networks has increased. Notwithstanding these increases in cable viewership and advertising, over-the-air broadcasting remains the primary distribution system for mass market television advertising. Basic cable penetration (the percentage of television households which are connected to a cable system) in our television markets ranges from 43% to 78%.

DBS systems have also rapidly increased their penetration rate in the last decade, reaching approximately 21% of U.S. households. DBS services provide nationwide distribution of video programming (including in some cases pay-per-view programming and programming packages unique to DBS) using small receiving dishes and digital transmission technologies. In November 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act, which permits DBS operators to continue to distribute the signals of local television stations to subscribers in the stations’ local market areas, or local-into-local service, provided the DBS operator obtains carriage rights from the broadcast station.

In acquiring programming to supplement network programming, network affiliates compete with other broadcast stations in their markets. Cable systems generally do not compete with local stations for programming. In the past, the cost of programming increased dramatically, primarily because of an increase in the number of new independent stations and a shortage of desirable programming. Recently, however, program prices have stabilized as a result of increases in the supply of programming.

The FCC finalized its allotment of new advanced television channels to existing broadcast stations in the first half of 1998. Advanced television is a digital television (“DTV”) transmission system that delivers improved video and audio signals including high definition television and also has substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel. Stations were required to construct digital facilities according to a schedule set by Congress and the FCC based on the type of station and the size of market the station is located in. Television broadcasters will be required to cease non-digital broadcasting by February 17, 2009 and return one of their channels to the FCC.

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2006
WFXP	Erie, PA	Fox	June 2006
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2006
KJBO-LP	Wichita Falls, TX-Lawton, OK	UPN	September 2007
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
WFXW (1)	Terre Haute, IN	Fox	June 2008
KHMT	Billings, MT	Fox	November 2008
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KOLR	Springfield, MO	CBS	June 2013
KCPN-LP	Amarillo, TX	(2)

(1)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(2)	Not affiliated with a network.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertising. Additional factors that are material to a television station’s competitive position include signal coverage and assigned channel. The broadcasting industry is continually faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on our operations.

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

Federal Regulation

The following is a brief discussion of certain provisions of the Communications Act of 1934, as amended (“Communications Act”), and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. For more information about the nature and extent of the FCC regulation of television broadcasting stations you should refer to the Communications Act and FCC’s rules, public notices, and rulings. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes some of the statutory and regulatory rules and policies currently in effect.

License Grant and Renewal. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

During certain limited periods after a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

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

Local Ownership (Duopoly Rule). The current duopoly rule, adopted in 1999, continues to govern local television ownership pending the outcome of the court proceedings and any further FCC proceedings with respect to changes to this rule. Under the 1999 duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The 1999 duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

On June 2, 2003, the FCC modified the duopoly rule to provide greater opportunities for television duopolies in certain circumstances, permitting duopolies in markets with five or more television stations, provided that a single entity may not hold an attributable interest in more than one station ranked among the top four stations in the market based on audience share. The FCC’s modified rule was to become effective on September 4, 2003. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. The proposed 2003 modified rule is also subject to petitions for reconsideration filed with the FCC. In addition, Congress may consider modification of this rule when it considers revisions to the Communications Act.

Under both the proposed 2003 modified rule and the 1999 duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathered” period, when reviewed by the FCC, is subject to possible extension or termination.

In addition, the FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules.

In certain of our markets, we own and operate both full-power and low-power television broadcast stations (in Wichita Falls, we own and operate KJTL and KJBO-LP; and in Amarillo, we own and operate KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations such as KJBO-LP and KCPN-LP.

We currently do not operate any stations that meet the 2003 modified local duopoly rule (or the 1999 duopoly rule) that allows us to own two stations in the same market.

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

Mission’s stations have a combined national audience reach of 1.5 percent of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds five percent of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Cross-Media Ownership. On June 2, 2003, the FCC voted to eliminate its Radio/Television Cross-Ownership Rule and its Local Television/Newspaper Cross-Ownership Rule, replacing both with a new single cross-media ownership rule, which would permit media cross-ownership based on the number of television stations in a market. However, on September 3, 2003, a three-judge panel of the U.S. Court of Appeals for the Third Circuit stayed the effectiveness of the new rule and on June 24, 2004, the Court remanded this rule back to the FCC for further consideration. The proposed cross media rule is also subject to petitions for reconsideration at the FCC and to Congressional review and potential modification. So long as the proposed cross media ownership rule is stayed, or in the event that it is repealed or vacated, the current Radio/Television Cross-Ownership Rule and Local Television/Newspaper Cross-Ownership Rule continue to govern common ownership of radio and television stations in the same market.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting cross-ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. For a majority of our stations, the most recent election was made October 1, 2005, and is effective for the three-year period that began January 1, 2006. The next election date is October 1, 2008, for the three-year period beginning January 1, 2009.

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

If a broadcaster chooses to exercise its retransmission consent rights, a cable television system which is subject to that election may not carry the station’s signal without the station’s consent. This generally requires the cable system and television station operator to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal.

We have elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We have negotiated retransmission consent agreements with substantially all of the cable systems which carry our stations’ signals.

Direct-to-Home Satellite Services and Carriage Rights. In November 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) allowing direct broadcast satellite providers to continue carrying local channels and extending the requirement that direct broadcast satellite services such as DirecTV and EchoStar carry, upon request, the signals of all local television stations in a DMA in which the satellite service provider is carrying at least one local television station’s signal. SHVERA also permits satellite providers to carry “significantly viewed” out-of-market stations when local-into-local service is provided and permits the continued carriage of network service from a station outside a local market to subscribers in the market who are “unserved” by a local station affiliated with the same network under certain circumstances. Unserved generally refers to a satellite subscriber who is unable, using a conventional outdoor rooftop antenna, to receive a “Grade B” signal of a local network affiliated station. If a subscriber is able to receive a Grade B quality signal from a local network affiliate then, subject to certain exceptions, the subscriber is not eligible to receive that network’s programming from an out-of-market affiliate carried on the satellite service. SHVERA also allows subscribers who were not receiving a digital signal as of December 8, 2004 to receive distant signals for digital television programming if the subscriber is receiving the local analog signal and the subscriber cannot receive a local digital signal over-the-air.

Satellite carriers that provide any local-into-local service in a market must carry, upon request, all stations in that market that have elected mandatory carriage, and DBS operators are now carrying other local stations in local-into-local markets, including some noncommercial, independent and foreign language stations. However, satellite carriers are not required to carry duplicative network signals from a local market unless the stations are licensed to different communities in different states. Satellite carriers are required to carry all local television stations in a contiguous manner on their channel line-up and may not discriminate in their carriage of stations.

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our stations in the Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. For each licensed television station the FCC allocated a DTV channel which is different from the station’s analog channel. In general, the DTV channels assigned to television stations are intended to provide stations with DTV coverage areas that replicate their analog coverage areas. However, there are a number of variables which will ultimately determine the extent to which a station’s DTV operation will provide such replication. Under certain circumstances, a station’s DTV operation may cover less geographic area than the station’s current analog signal. The introduction of digital television will require consumers to purchase new televisions that are capable of receiving and displaying DTV signals, or adapters to receive DTV signals and convert them to an analog signal for display on their existing receivers.

Stations were required to construct digital facilities according to a schedule set by Congress and the FCC based on the type of station and the size of market the station is located in. Stations may broadcast with both analog and DTV signals until February 17, 2009 when the FCC will reclaim one of the channels and each broadcaster will operate on a single DTV channel. Beginning April 1, 2005, stations were required to simulcast 100% of its analog programming on its DTV channel.

On August 4, 2004, the FCC released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and who have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas.

Channels now used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels which will be used for DTV broadcasts. However, because of the limited number of available core DTV channels currently available, the FCC assigned many stations DTV channels above Channel 51 (Channels 52 through 69) for use during the transition from simultaneous digital and analog transmission to DTV-only operations. At the end of the transition these stations will have to change their DTV operation to one of the DTV core channels. This has created three categories of television stations with respect to analog and DTV channel assignments: (1) stations with both their analog and DTV channels within the core channels; (2) stations with either an analog or DTV channel inside the core and the other outside the core; and (3) stations with both their analog and DTV channels outside the core. All of our stations currently fall within the first or second group. Only one of our stations has its DTV assignment outside the core. We do not operate any stations for which both the analog and DTV channels are outside the core.

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

DTV Channel Election. On August 4, 2004, the FCC adopted a multi-step channel election process to determine the final DTV channel allotment for every television station. On February 10, 2005, station operators with both their analog and DTV channels inside the core were required to select which of their assigned channels they intend to use for permanent DTV operations. Our stations with only one channel in the 2-51 range (WFXP and KOLR) were required to select a permanent channel or defer a permanent channel selection until the second round. All of our stations made a permanent channel election in the first or second round of the election process.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but only retransmission consent for their digital signals. Stations do not have the right to assert must-carry rights for both their analog and DTV signals or to assert must-carry rights for their DTV signals in lieu of analog carriage. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for its DTV signal. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

With respect to direct-to-the-home satellite service providers, the FCC will address DTV carriage at a later time.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	ratings guidelines; and

•	network affiliation agreements.

The FCC’s EEO rules require broadcasters to provide broad outreach for all full-time (greater than 30 hours per week) job vacancies. In addition, broadcasters must engage in long-term recruitment initiatives over each two-year period. Broadcasters must retain documentation with respect to their EEO activities and file periodic reports with the FCC. Broadcasters also are subject to random audits to ensure compliance with the FCC’s EEO rules and can be sanctioned for noncompliance.

The FCC now requires broadcasters to caption one hundred percent of the programming broadcast on their stations, subject to certain limited exceptions, including permitting non-real time captioning for local news. In July 2005, the FCC initiated a proceeding to determine whether to require real time captioning of all programming broadcast by a television station, including local news. Comments and reply comments have been submitted in this proceeding; however, the FCC has not yet issued a decision in this proceeding.

Employees

As of December 31, 2005, we had a total of 29 employees, comprised of 27 full-time employees and 2 part-time employees. As of December 31, 2005, none of our employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Item 1A. Risk Factors

You should carefully consider the following risk factors, which we believe are all of the significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2005, we had $172.3 million of debt which represented 206.9% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contractual Obligations” for disclosure of approximate aggregate amount of principal indebtedness scheduled to mature.

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

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement. Future financing agreements may contain financial covenants which could limit our management’s ability to operate our business at its discretion, and consequently we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

We guarantee the aggregate principal amount of $200.0 million of Senior Subordinated Notes and the aggregate principal amount of $175.4 million of outstanding bank facility term loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $50.0 million unused revolver commitments available under its senior credit facility, which is also guaranteed by us.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Except for KCPN-LP, all of the stations we operate have network affiliation agreements—two stations have primary affiliation agreements with NBC, two with CBS, four with ABC, five with Fox and one with UPN. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and UPN provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own and operate are scheduled to expire at various times beginning in June 2006 through June 2013. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see “Business—Network Affiliations.”

On January 24, 2006, the owners of UPN and WB announced the two television networks will merge to form a new network called The CW. We operate one UPN affiliated station located in Wichita Falls, Texas. We do not believe a loss of this station’s network affiliation agreement would have a material impact on our revenue.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

On January 3, 2006, Cable America Corporation submitted a Petition to Deny the applications for renewal of license for Nexstar’s station, KSFX, and our station, KOLR, both licensed to Springfield, Missouri. Cable America has alleged that Nexstar’s local service agreement arrangements with us give Nexstar improper control over our operations. We and Nexstar submitted a joint opposition to this Petition to Deny and Cable America submitted a reply.

We began to submit renewal of license applications for our stations beginning in April 2005 and will continue to do so through April 2007. We expect the FCC to renew the licenses for our stations in due course.

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

The FCC currently attributes toward the local television ownership limits in-market stations when one station owner programs a second in-market station pursuant to a time brokerage agreement or local marketing agreement (“TBA”), if the programmer provides more than 15 percent of the second station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT, unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations we own and operate are broadcasting at least a low-power digital television signal and three television stations (WYOU, WUTR and WTVO) are broadcasting a full-power digital television signal.

Digital transmissions were initially permitted to be low-power, but full-power transmission was required by July 1, 2005 for stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top one hundred markets and is required by July 1, 2006 for all other stations.

We have filed a request for extension of time to construct full-power DTV facilities for our top four affiliates in the top one hundred market stations. The FCC has not yet acted on this request for extension of time. For each of the stations we own and operate that do not obtain an extension of time and are not broadcasting a full-power digital signal by the deadlines set by the FCC, such station may lose its interference protection, which could have a material adverse effect on the station.

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

Cable America Corporation has alleged that Nexstar’s local service agreements with us give Nexstar improper control over our operations. On January 3, 2006, Cable America Corporation submitted a Petition to Deny the applications for renewal of license for Nexstar’s station, KSFX, and our station, KOLR, both licensed to Springfield, Missouri. We and Nexstar submitted a joint opposition to this Petition to Deny and Cable America submitted a reply. If the FCC challenges our existing arrangements with Nexstar and determines that our arrangements violate the FCC’s rules or policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

We have a history of net losses.

We had net losses of $9.2 million, $5.5 million and $13.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003. We may not be able to achieve or maintain profitability.

We have a material amount of goodwill and intangible assets, therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2005, approximately $93.0 million, or 77.6%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangibles assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We operate one UPN affiliated station located in Wichita Falls, Texas. We are currently evaluating the impact the merger will have on our financial position and results of operations.

Risks Related to Our Industry

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the broadcasting station is able to run the advertising at agreed-upon times in the future. There can be no assurance that advertisers will agree to run such advertising in future time periods or that space will be available for such advertising. We cannot predict the duration of such preemption of local programming if it occurs. In addition, our stations may incur additional expenses as a result of expanded news coverage of the local impact of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures without assurance that we will remain competitive with other developing technologies.

It will be expensive to convert from the current analog broadcast format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 10 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $0.8 million and $32 thousand, respectively, for the years ended December 31, 2005 and 2004. Stations that fail to meet the FCC’s build-out deadlines, and that have not received an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, our stations WUTR, WTVO and WYOU are transmitting full-power digital signals.

Since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives. Technological advancements and the resulting increase in programming alternatives such as cable television, DBS systems, pay-per-view, home video and entertainment systems, video-on-demand and the Internet, have created new types of competition to television broadcast stations and will also increase competition for household audiences and advertisers.

If direct broadcast satellite companies do not carry the stations that we own and operate, we could lose audience share and revenue.

The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our stations in the Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations only in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate, we could lose audience share which would adversely affect our revenue and earnings.

If we are unable to reach retransmission consent agreements with cable companies for the carriage of our stations’ signals, we could lose audience share and revenue.

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. We have elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We have negotiated retransmission consent agreements with substantially all of the cable systems which carry the stations’ signals.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

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

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage in rather than watch television. Specifically, stations we own compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

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

In addition, on February 19, 2002, the U.S. Court of Appeals for the D.C. Circuit directed the FCC to repeal in its entirety the local television/cable cross-ownership rule, which prohibits any cable television system from carrying the signal of any television broadcast station with a predicted service area that overlaps, in whole or in part, the cable system’s service area, if the cable system (or any of its attributable principals) has an attributable interest in the television station. As a result of such repeal, cable systems and co-located television stations now may be commonly-owned. This means that the operator of a cable system that carries one of the stations we own could become the owner of a competing station in the market.

On June 2, 2003, the FCC eliminated its radio/television cross-ownership rule and its local television/newspaper cross-ownership rule, replacing both with a new single cross media ownership rule. Under this new rule, a daily newspaper, under certain circumstances, may be able to own a television station in the same market. This means that the owner of a local newspaper could become the owner of a competing station in the market. However, this rule did not become effective and, on June 24, 2004, a three-judge panel of the U.S. Court of Appeals for the Third Circuit remanded the rule back to the FCC for further consideration. For more information about this rule, which also remains subject to petitions for reconsideration at the FCC and Congressional review and modification, see “Business—Federal Regulation of Television Broadcasting—Cross Media Ownership.”

The FCC could implement legislation and/or regulations that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations and the stations we provide services to. The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules and to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest. In addition, the FCC may decide to initiate other new rule making proceedings, on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW (2)—Terre Haute, IN
Office-Studio (3)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (5)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	5/31/06
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month

KAMC—Lubbock, TX
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	790 Sq. Ft.	5/12/21
Tower/Transmitter Site	Leased	4,316 Sq. Ft.	9/1/12

KHMT—Billings, MT
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq.Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq.Ft.	—

Corporate Office—Brecksville, OH	Leased	540 Sq. Ft.	10/14/07

(1)	The office space and studio used by WYOU are owned by Nexstar.
(2)	Effective June 1, 2005, WBAK changed its call letters to WFXW.
(3)	The office space and studio used by WFXW are owned by Nexstar.
(4)	The office space and studio used by WFXP are owned by Nexstar.
(5)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.
(6)	The office space and studio used by KSAN are owned by Nexstar.
(7)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.
(8)	The office space and studio used by KAMC are owned by Nexstar.
(9)	The office space and studio used by KHMT are owned by Nexstar.

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

We did not submit any matter to a vote of our sole shareholder during the fourth quarter of 2005.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2005, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6. Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 has been derived from our financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Fiscal years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Statement of Operations Data:
Net broadcast revenue (including trade and barter)(1)	$4,959	$15,323	$18,242	$15,415	$9,612
Revenue from Nexstar Broadcasting, Inc.(2)	28,141	21,186	10,204	12,337	14,106

Net revenue	33,100	36,509	28,446	27,752	23,718
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,444	4,108	4,611	3,716	2,455
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,232	4,406	6,040	4,748	3,237
Local service agreement fees associated with Nexstar Broadcasting, Inc. (3)	11,400	13,167	5,909	4,447	3,993
Loss (gain) on asset disposal, net	(79)	(170)	(269)	1,027	1,453
Amortization of broadcast rights	4,408	4,579	4,126	3,954	4,084
Depreciation and amortization	8,918	8,064	9,499	8,956	10,896

Income (loss) from operations	1,777	2,355	(1,470)	904	(2,400)
Interest expense	(9,193)	(5,871)	(7,574)	(8,860)	(12,298)
Loss on extinguishment of debt	(508)	(1,094)	(2,582)	(276)	(810)
Interest income	30	18	7	14	15
Other income (expenses), net	—	5	750	778	(1,617)

Loss before income taxes	(7,894)	(4,587)	(10,869)	(7,440)	(17,110)
Income tax expense	(1,330)	(1,119)	(2,738)	(900)	(20)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(9,224)	(5,706)	(13,607)	(8,340)	(17,130)
Cumulative effect of change in accounting principle	—	—	—	(1,997)	—
Minority interest in consolidated entity	—	188	420	—	—

Net loss	$(9,224)	$(5,518)	$(13,187)	$(10,337)	$(17,130)

Balance Sheet Data (end of period):
Cash and cash equivalents	$1,404	$6,981	$1,857	$526	$656
Working capital deficit	(23,406)	(16,466)	(29,413)	(34,149)	(21,394)
Net intangible assets and goodwill	92,984	98,750	88,846	86,924	82,599
Total assets	119,804	134,894	118,044	109,879	109,870
Total debt	172,268	172,740	143,000	133,855	126,254
Total shareholder’s deficit	(89,011)	(79,787)	(74,269)	(61,082)	(50,745)

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$3,220	$(2,108)	$9,716	$3,024	$9,958
Investing activities	(7,529)	(22,144)	(13,196)	(9,985)	1,916
Financing activities	(1,268)	29,376	4,811	6,831	(11,613)

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$1,400	$251	$1,204	$234	$(7,916)
Cash payments for broadcast rights	2,211	2,080	2,044	1,933	1,827

(1)	Net broadcast revenue is defined as revenue net of certain commissions, including trade and barter revenue.
(2)	We have joint sales agreements with Nexstar, which permits Nexstar to sell and retain a percentage of the net revenue from the advertising time on our stations in return for monthly payments to us of the remaining percentage of the net revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for us, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(3)	We have shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On December 30, 2003, Mission completed the acquisition of television stations KOLR, the CBS affiliated station in Springfield, Missouri; KHMT, the Fox affiliated station in Billings, Montana; and KAMC, the ABC affiliated station in Lubbock, Texas, from VHR Broadcasting, Inc. and its subsidiaries (“VHR”), and the acquisition of television stations KCIT, the Fox affiliated station in Amarillo, Texas, and KCPN-LP, an independent station in Amarillo, Texas, from Mission Broadcasting of Amarillo, Inc. (“Mission of Amarillo”). VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided sales or other services to KOLR, KHMT, KAMC, KCIT and KCPN-LP under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements described below with Mission. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for Nexstar’s purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds, both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the local service and purchase option agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003.

We make references throughout our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to comparisons on a “same station basis” in order to provide a more meaningful comparison of annual growth from internal operations which may be masked by growth from acquisitions. Same station basis refers to the television markets in which we owned a television station at the beginning and end of a particular period. Television markets in the United States of America are generally recognized as Designated Market Areas, or DMAs, as reported by the A.C. Nielsen Company. In particular, references to a comparison on a same station basis for the year ended December 31, 2005 versus the year ended December 31, 2004 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC, KHMT, KSAN and KRBC. References to a comparison on a same station basis for the year ended December 31, 2004 versus the year ended December 31, 2003 include the following stations: WYOU, WFXP, KJTL, KJBO-LP, KODE, KOLR, KCIT, KCPN-LP, KAMC and KHMT. References As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, and “us” refer to Mission.

Executive Summary

Overview of Operations

As of December 31, 2005, we owned and operated 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2005 with Nexstar-owned stations:

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

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above. For more information about our local service agreements with Nexstar, refer to Note 4 of our financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

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

Each of our stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. NBC, CBS and ABC compensate most of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

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

Station Acquisitions

On June 13, 2003, we completed our acquisition of KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas, for total consideration of $10.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million on June 13, 2003, exclusive of transaction costs. Prior to our acquisition of the stations, we had been providing programming and selling advertising for KRBC and KSAN under a local marketing agreement.

On April 1, 2004, we completed our acquisition of WUTR, the ABC affiliate in Utica, New York, for total consideration of $3.7 million, exclusive of transaction costs.

On April 6, 2004, we completed our acquisition of WFXW (formerly WBAK), the Fox affiliate in Terre Haute, Indiana, for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million on April 6, 2004, exclusive of transaction costs. Prior to our acquisition of the station, we had been providing programming and selling advertising for WFXW under a TBA.

On January 4, 2005, we completed our acquisition of WTVO, the ABC affiliate in Rockford, Illinois, for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. We paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to our acquisition of the station, we had been providing programming and selling advertising for WTVO under a TBA.

Refinancing of Senior Credit Facilities

On April 1, 2005, we entered into a new senior credit facility agreement which replaced our previous credit facility. Our new senior credit facility consists of a $172.7 million term loan and a $47.5 million revolving loan. All borrowings outstanding under this new credit facility are due to mature in 2012. The term loan, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly which commenced on December 31, 2005, with the remaining 93.25% due at maturity. Borrowings under the new credit facility bear interest at either a base rate plus an applicable margin or, at our option, LIBOR plus an applicable margin. Under the new credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. For a discussion of interest rates and financial covenant requirements of the new credit facility, we refer you to Note 7 of our financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Nexstar also entered into a new senior credit facility agreement on April 1, 2005 which replaced its previous credit facility. As of December 31, 2005, Nexstar’s new credit facility consists of a $175.8 million term loan ($182.3 million original amount less $6.5 million of voluntary reductions) and a $50.0 million revolving loan. Terms of the new Nexstar credit facility, including maturity and interest rates, are the same as the terms of our new credit facility.

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

Recent Developments

On October 20, 2005, we reached an agreement with Cox Communications, Inc. (“Cox”) for the retransmission of our stations’ signal in Abilene-Sweetwater, San Angelo, Lubbock and Amarillo, Texas; Springfield and Joplin, Missouri and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate us for the right to carry our stations in these markets. As a result, Cox now carries KRBC on its cable system in Abilene, Texas. KRBC had previously been off of Cox’s cable system when a retransmission consent agreement expired on December 31, 2004. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against us.

On December 19, 2005, we reached an agreement with Cable ONE, Inc. (“Cable ONE”) for the retransmission of our station’s signal in Joplin, Missouri. Under this agreement, Cable ONE has agreed to compensate us for the right to carry our station in this market. As a result, Cable ONE now carries KODE on its cable system in Joplin, Missouri. KODE had previously been off of Cable ONE’s cable system when a retransmission consent agreement expired on December 31, 2004.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We operate one UPN affiliated station located in Wichita Falls, Texas. We are currently evaluating the impact the merger will have on our financial position and results of operations.

In early 2006, we completed multi-year retransmission consent agreements with substantially all of the cable systems which carry our stations’ signals in all 13 markets in which we broadcast.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than trade and barter, and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as certain commissions:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$—	—	$7,427	50.1	$10,922	59.4
National	—	—	3,871	26.1	5,208	28.3
Political	—	—	1,289	8.7	434	2.4
Network compensation	1,627	64.2	1,849	12.5	1,581	8.6
Other	906	35.8	379	2.6	231	1.3

Total gross revenue	2,533	100.0	14,815	100.0	18,376	100.0
Less: Certain commissions	—	—	1,910	12.9	2,708	14.7

Net broadcast revenue	2,533	100.0	12,905	87.1	15,668	85.3
Trade and barter revenue	2,426		2,418		2,574
Revenue from Nexstar Broadcasting, Inc.	28,141		21,186		10,204

Net revenue	$33,100		$36,509		$28,446

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue	$33,100	100.0	$36,509	100.0	$28,446	100.0
Operating expenses (income):
Corporate expenses	842	2.5	762	2.1	1,033	3.6
Station direct operating expenses, net of trade	4,444	13.4	3,886	10.6	4,146	14.6
Selling, general and administrative expenses	1,390	4.2	3,644	10.0	5,007	17.6
Local service agreement fees associated with Nexstar Broadcasting, Inc.	11,400	34.4	13,167	36.1	5,909	20.8
Gain on asset disposal, net	(79)	(0.2)	(170)	(0.5)	(269)	(0.9)
Trade and barter expense	2,426	7.3	2,339	6.4	2,531	8.9
Depreciation and amortization	8,918	26.9	8,064	22.1	9,499	33.4
Amortization of broadcast rights, excluding barter	1,982	6.0	2,462	6.7	2,060	7.2

Income (loss) from operations	$1,777		$2,355		$(1,470)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue

Total net revenue for the year ended December 31, 2005, decreased by $3.4 million, or 9.3% from the same period of 2004. On a same station basis, total net revenue for the year ended December 31, 2005, decreased by $6.9 million, or 20.6% from the same period in 2004. As of January 1, 2005, we receive no advertising revenue directly from advertisers because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the year ended December 31, 2005, decreased by $12.6 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Revenue from Nexstar for the year ended December 31, 2005, increased by $7.0 million, or 32.8% over the same period in 2004. Our acquisitions of WUTR and WTVO and the related JSAs with Nexstar had an increase of $3.0 million. On a same station basis, revenue from Nexstar increased by $4.0 million as a result of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.8 million for both the years ended December 31, 2005 and 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.7 million, or 22.5% for the year ended December 31, 2005, compared to the same period in 2004. The $1.7 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided to us by Nexstar under the SSAs.

Local service agreement fees associated with Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2005, these expenses decreased $1.8 million, or 13.4% compared to the same period in 2004. A net increase of $0.1 million was attributed to the SSAs of WUTR and WTVO that were not in place or only partially in place during the year ended December 31, 2004, partially offset by a lower amount of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $1.9 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2005, decreased by $0.5 million, or 19.5% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television stations WUTR and WTVO.

Amortization of intangible assets for the year ended December 31, 2005, increased by $0.6 million, or 11.2% over the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Depreciation of property and equipment for the year ended December 31, 2005, increased by $0.2 million, or 9.2%, compared to the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Income from Operations

Income from operations was $1.8 million for the year ended December 31, 2005, compared to $2.4 million for the same period of 2004, a decrease of $0.6 million, or 24.5%. The decrease in income from operations for 2005 was primarily attributed to the decrease in total net revenue and increase in amortization of intangible assets, partially offset by the decreases in selling, general and administrative expenses and selling, general and administrative expenses paid to Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $3.3 million, or 56.6%, for the year ended December 31, 2005, compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.5 million for the year ended December 31, 2005 consisted of the write-off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005. Loss on extinguishment of debt of $1.1 million for the year ended December 31, 2004 consisted of the write-off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs related to the amending of our senior secured credit facility in August 2004.

Income Taxes

Income taxes for the year ended December 31, 2005 were $1.3 million, compared to $1.1 million for the same period in 2004, an increase of $0.2 million, or 18.9%. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the year ended December 31, 2004, related to the recognition of $0.2 million of expenses in stations WFXW and WTVO prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

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

Revenue from Nexstar for the year ended December 31, 2004, increased by $11.0 million, or 107.6% over the same period in 2003. Our acquisitions of WFXW and WUTR and the related JSAs with Nexstar had an increase of $3.8 million. On a same station basis, revenue from Nexstar increased $7.2 million as a result of restructuring and amending the JSA effective in January 2004 at each of KOLR, KAMC, KCIT, WFXW and KJTL, the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSAs effective in October 2004 at each of WYOU and KODE.

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

Local service agreement fees associated with Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2004, these expenses increased $7.3 million, or 122.8% over the same period in 2003. Of the $7.3 million increase, $2.2 million is attributed to the SSAs of WFXW, WUTR, WTVO, KRBC and KSAN that were not in place for all or a part of the year ended December 31, 2003. On a same station basis, a $5.1 million increase was attributed to the restructuring and amending of the SSAs effective January 1, 2004, at each of KOLR, KAMC, KCIT and KJTL.

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

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2004, increased by $0.4 million, or 19.5% over the same period in 2003. The increase was attributed to amortization of broadcast rights on KRBC and KSAN, which were purchased in June 2003, and from newly acquired or initially consolidated television stations WUTR, WFXW and WTVO.

Income (Loss) from Operations

Income from operations was $2.4 million for the year ended December 31, 2004, an increase of $3.9 million over the loss of operations of $1.5 million for the same period of 2003.

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

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $1.1 million for the year ended December 31, 2004 represented the write off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs related to the amending of our senior secured credit facility in August 2004. Loss on extinguishment of debt of $2.6 million for the year ended December 31, 2003 represented the write off of financing costs related to debt that was refinanced in 2003.

Income Taxes

Income taxes for the year ended December 31, 2004, decreased by $1.6 million, or 59.1% as compared to the same period in 2003. The decrease was attributed to providing for an uncertain tax position for the year ended December 31, 2003. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of its net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2004, as the utilization of such loss is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million and $0.4 million, respectively, for the year ended December 31, 2004 and 2003, relates to the recognition of $0.2 million and $0.4 million, respectively, of expenses due to the application of FIN No. 46 as it pertains to the local service arrangement we had with WFXW from May 9, 2003 to April 6, 2004 and with WTVO since November 1, 2004 (see Note 4 of the financial statements).

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. On March 8, 2006, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2005. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2005	2004
	(in thousands)
Net cash provided by (used for) operating activities	$3,220	$(2,108)
Net cash used for investing activities	(7,529)	(22,144)
Net cash provided by (used for) financing activities	(1,268)	29,376

Net increase (decrease) in cash and cash equivalents	$(5,577)	$5,124

Cash paid for interest, net	$9,148	$5,711
Cash paid for income taxes, net	$11	$8

	December 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$1,404	$6,981
Long-term debt including current portion	$172,268	$172,740
Unused commitments under senior credit facility(1)	$47,500	$8,500

(1)	As of December 31, 2005, there was approximately $15 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

On April 1, 2005, we refinanced the borrowings outstanding under our senior credit facility. In connection with the refinancing, we increased the borrowings under the term loan to our senior credit facility by $21.8 million and also increased the total borrowings available to us under the revolving loan to the credit facility. Under our new senior secured credit facility agreement, the applicable margin component of the revolving loan was decreased by 100 basis points, representing one percent. Our new credit facility agreement also extended the maturity dates of the term and revolving loans to 2012.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $5.3 million during the year ended December 31, 2005 compared to the same period in 2004. The increase was primarily due to the increase in our payable to Nexstar.

Cash paid for interest increased by $3.4 million during the year ended December 31, 2005 compared to the same period in 2004. The increase was due to higher interest rates and a greater amount of debt outstanding in 2005 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities increased by $14.6 million during the year ended December 31, 2005 compared to the same period in 2004. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The increase was due to a net increase in purchases of property and equipment and acquisition related payments.

Capital expenditures were $1.4 million and $0.3 million for the year ended December 31, 2005 and 2004, respectively.

Cash used for station acquisitions was $6.1 million for the year ended December 31, 2005, compared to $22.7 million for the year ended December 31, 2004. Acquisition related payments for the year ended December 31, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO. Acquisition related payments for the year ended December 31, 2004 included the $3.7 million purchase price, exclusive of transaction costs, for the acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WFXW, the initial $15.0 million payment, exclusive of transaction costs, for our acquisition of WTVO and the payment of $0.9 million for the accounts receivable of WTVO as of November 1, 2004.

Cash Flows – Financing Activities

The comparative net cash flows from financing activities decreased by $30.6 million during the year ended December 31, 2005 compared to the same period in 2004. The decrease was primarily due to a decrease in the amount of net proceeds received from refinancing our long-term debt obligations in the current year compared to the net amounts received from the prior year’s financing activities combined with an increase in payments for debt financing costs made in connection with the refinancing of our senior credit facility.

The April 1, 2005 refinancing of our senior credit facility provided net cash proceeds of $0.3 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $172.7 million and the repayments of previous senior credit facility term and revolving borrowings of $172.4 million. The August 2004 amending of our senior credit facility provided net cash proceeds of $0.7 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $152.0 million and the repayments of previous senior credit facility term and revolving borrowings of $151.3 million. The net amount of cash received from financing activities for the year ended December 31, 2004 was primarily the result of additional borrowings under our senior credit facility revolving loan of $30.5 million and senior credit facility term loan repayments of $1.5 million.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2005, we had debt of $172.3 million, which represented 206.9% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2005:

	Total	2006	2007-2008	2009-2010	Thereafter
		(in thousands)
Mission senior credit facility(1)	$172,268	$1,727	$3,454	$3,454	$163,633

(1)	Quarterly principal payments under our senior credit facility term loan commenced on December 31, 2005.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group guarantees full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2005, Nexstar has a maximum commitment of $175.8 million under its bank credit facility, of which $175.4 million of debt is outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low-power digital television signal. Digital conversion expenditures were $0.8 million and $32 thousand, respectively, for the years ended December 31, 2005 and 2004.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 10 stations) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines, and that have not requested an extension of the time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, our stations WUTR, WTVO and WYOU are transmitting full-power digital signals. We filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred market stations. The FCC has not yet acted on this request for extension of time.

The FCC also adopted additional Program System and Information Protocol (“PSIP”) requirements. The equipment and related installation necessary to meet the PSIP requirements cost approximately $0.4 million in total for our television stations. These expenditures were funded in 2005 through available cash on hand and cash generated from operations.

No Off-Balance Sheet Arrangements

At December 31, 2005, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2006	2007 - 2008	2009 - 2010	Thereafter
	( in thousands)
Senior credit facility	$172,268	$1,727	$3,454	$3,454	$163,633
Cash interest on debt	83,114	11,351	24,891	25,235	21,637
Broadcast rights current obligations	1,993	1,294	604	95	—
Broadcast rights future commitments	3,601	409	1,831	1,113	248
Capital commitments	6,828	1,353	5,475	—	—
Operating lease obligations	19,597	1,018	2,163	2,001	14,415

Total contractual cash obligations	$287,401	$17,152	$38,418	$31,898	$199,933

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to the financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our financial statements, affect our more significant estimates and assumptions, and require the most subjective of complex judgments by management.

Valuation of Intangible Assets

The process of establishing the value of intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”), requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of independent appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital, our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a station-by-station basis. The projected future cash flows used to test FCC licenses excludes network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. We completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2005, 2004 and 2003, which resulted in no impairment being recognized in 2005, 2004 and 2003.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2005 and 2004 since the accounts receivable balance consisted primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements.

Broadcast Rights Assets Carrying Amount

Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights assets represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights due to; for example; poor ratings, we write-down the unamortized cost of the broadcast rights asset to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled due, for example, to poor ratings, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2005, the amounts of our current broadcast rights and non-current broadcast rights were $2.5 million and $0.7 million, respectively.

Trade and Barter Transactions

We trade certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded barter revenue of $2.4 million, $2.1 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Trade revenue of $0.3 million and $0.5 million was recorded for the years ended December 31, 2004 and 2003, respectively. We incurred trade and barter expense of $2.4 million, $2.3 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 require that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. The adoption of FIN No. 47 did not have any material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements as if the principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. The Company does not intend to issue or acquire the hybrid included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2005 under our senior credit facility bear interest at 6.28%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of December 31, 2005 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase

	100 BPS	50 BPS		50 BPS	100 BPS
		(in thousands)
Senior credit facility	$9,096	$9,957	$10,818	$11,680	$12,541

Given the interest rates that were in effect at December 31, 2004, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.7 million and $0.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.9 million and $1.7 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect Mission’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	50	President, Treasurer and Director
Nancie J. Smith	52	Vice President and Secretary
Dennis Thatcher	58	Executive Vice President and Chief Operating Officer

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

Code of Ethics

Our sole director adopted a code of ethics that applies to our chief executive officer, chief financial officer, other executive officers and directors, or persons performing similar functions. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors. The code of ethics is filed hereby as Exhibit 14.1 to this Annual report on Form 10-K. Any amendments to or waivers from a provision of this code of ethics will be filed on a Current Report on Form 8-K.

Item 11. Executive Compensation

The following table sets for the compensation earned or awarded for services rendered to our executive officers for the fiscal years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

	Fiscal Year		Annual Compensation			All Other Compensation(1)
			Salary	Bonus	Other
	(in thousands)
David S. Smith	2005		250,115	105,000	—	—
President, Treasurer and Director	2004		330,000	—	—	—
	2003		248,987	—	—	—

Nancie J. Smith	2005		6,240	—	—	—
Vice President and Secretary	2004		6,240	—	—	—
	2003		6,480	—	—	—

Dennis Thatcher	2005		85,000	15,000	—	—
Executive Vice President and Chief Operating Officer	2004	(2)	21,250	—	—	—

John Dittmeier	2004	(3)	184,312	—	—	—
Executive Vice President and Chief Operating Officer	2003		177,453	19,000	—	—

(1)	Represents as to all executive officers the value of the personal use of automobiles.
(2)	Became Executive Vice President and Chief Operating Officer effective October 1, 2004.
(3)	Resigned as Executive Vice President and Chief Operating Officer effective September 30, 2004.

Employment Agreements

We are a party to a management agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.375 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of December 31, 2005:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/06	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$70 thousand per month paid to Nexstar
KJBO-LP		UPN	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$200 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$100 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$100 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$50 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
(formerly WBAK)			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$60 thousand per month paid to Nexstar
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$100 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$100 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements.

The table below presents the revenue associated with the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2005	2004	2003
		(in thousands)
KJTL/KJBO	Joint Sales Agreement	$1,908	$1,984	$1,637
WFXP	Time Brokerage Agreement	151	142	143
KHMT	Time Brokerage Agreement	331	319	—
WFXW	Joint Sales Agreement (1)	950	995	77
KOLR	Joint Sales Agreement	7,071	8,172	3,627
KCIT/KCPN-LP	Joint Sales Agreement	1,834	1,754	1,807
KAMC	Joint Sales Agreement	2,652	2,386	2,913
WUTR	Joint Sales Agreement (2)	996	690	—
KSAN	Joint Sales Agreement (3)	676	429	—
WTVO	Joint Sales Agreement (4)	3,358	611	—
KRBC	Joint Sales Agreement (5)	1,152	1,101	—
KODE	Joint Sales Agreement (6)	2,379	879	—
WYOU	Joint Sales Agreement (6)	4,683	1,724	—

	Total	$28,141	$21,186	$10,204

(1)	JSA became effective on May 9, 2003 and was amended on January 13, 2004.
(2)	JSA became effective on April 1, 2004.
(3)	JSA became effective on June 1, 2004.
(4)	JSA became effective on November 1, 2004.
(5)	JSA became effective on July 1, 2004.
(6)	JSA became effective on October 1, 2004.

The table below presents the expense associated with the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2005	2004	2003
		(in thousands)
WYOU	Shared Services Agreement (1)	$2,400	$3,000	$3,000
KODE	Shared Services Agreement (2)	1,200	1,897	1,929
WFXW	Shared Services Agreement (3)	120	1,200	—
KRBC	Shared Services Agreement (4)	1,200	1,450	980
KSAN	Shared Services Agreement (4)	600	350	—
KJTL/KJBO	Shared Services Agreement	840	840	—
KCIT/KCPN-LP	Shared Services Agreement	720	720	—
WTVO	Shared Services Agreement	1,200	20	—
KAMC	Shared Services Agreement	1,200	1,800	—
KOLR	Shared Services Agreement	1,800	1,800	—
WUTR	Shared Services Agreement (5)	120	90	—

	Total	$11,400	$13,167	$5,909

(1)	SSA became effective on January 5, 1998.
(2)	SSA became effective on April 1, 2002.
(3)	SSA became effective on May 9, 2003 and was amended on January 13, 2004.
(4)	SSA became effective on June 13, 2003.
(5)	SSA became effective on April 1, 2004.

Option Agreements

In consideration of Nexstar’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations, subject to prior FCC approval. Our owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

The following table summarizes the option agreements Mission and David S. Smith have in effect with Nexstar as of December 31, 2005:

			Date of Execution	Expiration Date
Station	Market	Affiliation
WFXP	Erie, PA	Fox	12/1/05	12/1/14
KJTL and	Wichita Falls, TX-Lawton, OK	Fox	6/1/99	6/1/08
KJBO-LP		UPN	6/1/99	6/1/08
WYOU	Wilkes Barre-Scranton, PA	CBS	5/19/98	5/19/08
KODE	Joplin, MO-Pittsburg, KS	ABC	4/24/02	4/24/11
KRBC	Abilene-Sweetwater, TX	NBC	6/13/03	6/13/12
KSAN	San Angelo, TX	NBC	6/13/03	6/13/12
WFXW (formerly WBAK)	Terre Haute, IN	Fox	5/9/03	5/9/12
KCIT and	Amarillo, TX	Fox	5/1/99	5/1/08
KCPN-LP		—	5/1/99	5/1/08
KHMT	Billings, MT	Fox	12/30/03	12/30/12
KAMC	Lubbock, TX	ABC	12/30/03	12/30/12
KOLR	Springfield, MO	CBS	12/30/03	12/30/12
WUTR	Utica, NY	ABC	4/1/04	4/1/13
WTVO	Rockford, IL	ABC	11/1/04	11/1/13

Under the terms of these option agreements, Nexstar may exercise its option upon written notice to us and David S. Smith. In each option agreement, the exercise price is the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. We and/or David S. Smith may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement.

Management Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a compensation agreement. Under this agreement, Mission pays David S. Smith up to $0.375 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

Item 14. Principal Accountant Fees and Services

In addition to retaining PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal year ended December 31, 2005, and review the financial statements included in each of Mission Broadcasting, Inc. Quarterly Reports on Form 10-Q during such fiscal year, Mission Broadcasting, Inc. retained PricewaterhouseCoopers LLP to provide due diligence services, audit certain acquired stations, and tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2005 and 2004 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2005	December 31, 2004
Audit Fees (1)	$72,750	$65,000
Audit Related Fees (2)	—	—
Tax Fees (3)	48,000	51,600
All Other Fees (4)	—	—

Total	$120,750	$116,600

(1)	“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.
(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

David S. Smith, as the sole director of Mission’s Board of Directors, preapproves audit services and permitted non-audit services. All other audit related tax and other fees will be approved by David S. Smith prospectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-27 of this Annual Report on Form 10-K:

•	See the Index to the Financial Statements on page F-1 for a list of financial statements filed with this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 13 to the financial statements filed as a part of this report.

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

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities indicated on March 31, 2006.

Name	Title
/s/ David S. Smith	President, Treasurer and Director
David S. Smith	(Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder’s deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting, Inc. which is discussed in Notes 1, 2, 4, 7, and 11 to the financial statements.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2006

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2005 and 2004

(in thousands, except share information)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$6,981
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	356	415
Current portion of broadcast rights	2,489	3,701
Prepaid expenses and other current assets	123	142

Total current assets	4,372	11,239

Property and equipment, net	21,102	22,574
Broadcast rights	730	1,700
FCC licenses	28,736	28,736
Goodwill	16,651	16,307
Other intangible assets, net	47,597	53,707
Other noncurrent assets	616	631

Total assets	$119,804	$134,894

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,520
Current portion of broadcast rights payable	2,669	4,044
Accounts payable	21	108
Accrued expenses	508	884
Taxes payable	—	14
Interest payable	61	21
Deferred revenue	577	192
Due to Nexstar Broadcasting, Inc.	22,215	20,922

Total current liabilities	27,778	27,705
Debt	170,541	171,220
Broadcast rights payable	958	1,997
Deferred tax liabilities	4,490	3,163
Deferred revenue	126	—
Deferred gain on sale of assets	2,431	2,604
Other liabilities	2,491	2,273

Total liabilities	208,815	208,962

Commitments and contingencies

Minority interest in consolidated entity	—	5,719

Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(89,011)	(79,787)

Total shareholder’s deficit	(89,011)	(79,787)

Total liabilities and shareholder’s deficit	$119,804	$134,894

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Net broadcast revenue (including trade and barter)	$4,959	$15,323	$18,242
Revenue from Nexstar Broadcasting, Inc.	28,141	21,186	10,204

Net revenue	33,100	36,509	28,446

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,444	4,108	4,611
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,232	4,406	6,040
Local service agreement fees associated with Nexstar Broadcasting, Inc.	11,400	13,167	5,909
Gain on asset disposal, net	(79)	(170)	(269)
Amortization of broadcast rights	4,408	4,579	4,126
Amortization of intangible assets	6,109	5,492	5,929
Depreciation	2,809	2,572	3,570

Total operating expenses	31,323	34,154	29,916

Income (loss) from operations	1,777	2,355	(1,470)
Interest expense, including amortization of debt financing costs	(9,193)	(5,871)	(7,574)
Loss on extinguishment of debt	(508)	(1,094)	(2,582)
Interest income	30	18	7
Other income, net	—	5	750

Loss before income taxes	(7,894)	(4,587)	(10,869)

Income tax expense	(1,330)	(1,119)	(2,738)

Loss before minority interest in consolidated entity	(9,224)	(5,706)	(13,607)

Minority interest in consolidated entity	—	188	420

Net loss	$(9,224)	$(5,518)	$(13,187)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2003	1,000	$1	$(1)	$(61,082)	$(61,082)
Net loss	—	—	—	(13,187)	(13,187)

Balance at December 31, 2003	1,000	1	(1)	(74,269)	(74,269)
Net loss	—	—	—	(5,518)	(5,518)

Balance at December 31, 2004	1,000	1	(1)	(79,787)	(79,787)
Net loss	—	—	—	(9,224)	(9,224)

Balance at December 31, 2005	1,000	$1	$(1)	$(89,011)	$(89,011)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(9,224)	$(5,518)	$(13,187)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	1,327	1,096	1,206
Provision for bad debts	—	46	58
Depreciation of property and equipment	2,809	2,572	3,570
Amortization of intangible assets	6,109	5,492	5,929
Amortization of debt financing costs	91	149	264
Amortization of broadcast rights, excluding barter	1,982	2,462	2,060
Payments for broadcast rights	(2,211)	(2,080)	(2,044)
Gain on asset disposal, net	(79)	(170)	(269)
Loss on extinguishment of debt	508	1,094	2,582
Effect of accounting for derivative instruments	—	—	(858)
Minority interest in consolidated entity	—	(188)	(420)

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	92	4,217	(27)
Taxes receivable	—	—	62
Prepaid expenses and other current assets	22	(80)	33
Other noncurrent assets	209	(27)	(134)
Taxes payable	(14)	(2)	16
Accounts payable and accrued expenses	(463)	(424)	331
Interest payable	40	1	(60)
Deferred revenue	511	(6)	(1)
Other noncurrent liabilities	218	310	1,415
Due to Nexstar Broadcasting, Inc.	1,293	(11,052)	9,190

Net cash provided by (used for) operating activities	3,220	(2,108)	9,716

Cash flows from investing activities:
Additions to property and equipment	(1,401)	(252)	(1,204)
Proceeds from sale of assets	1	1	—
Acquisition of broadcast properties and related transaction costs	(6,129)	(22,693)	(9,692)
Down payment on acquisition of stations	—	—	(1,500)
Change in restricted cash	—	800	(800)

Net cash used for investing activities	(7,529)	(22,144)	(13,196)

Cash flows from financing activities:
Proceeds from debt issuance	172,700	152,000	195,000
Repayment of long-term debt	(173,172)	(152,760)	(202,005)
Proceeds from revolver draws	—	30,500	16,150
Repayment of note payable to related party	—	—	(2,000)
Payments for debt financing costs	(796)	(364)	(2,334)

Net cash provided by (used for) financing activities	(1,268)	29,376	4,811

Net increase (decrease) in cash and cash equivalents	(5,577)	5,124	1,331

Cash and cash equivalents at beginning of year	6,981	1,857	526

Cash and cash equivalents at end of year	$1,404	$6,981	$1,857

Supplemental schedule of noncash activities:
Cash paid for interest, net	$9,148	$5,711	$7,299

Cash paid for income taxes, net	$11	$8	$—

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2005, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, 14 of which were affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one was an independent television station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

Mission, formerly known as Mission Broadcasting of Wichita Falls, Inc. (“Mission of Wichita Falls”), completed a merger with Bastet Broadcasting, Inc. (“Bastet”) and Mission Broadcasting of Joplin, Inc. (“Mission of Joplin”), a wholly-owned subsidiary of Mission of Wichita Falls, on September 30, 2002. Bastet and Mission were separate entities, 100% owned by the same third party at the beginning of fiscal year 2002. Bastet was formed in 1997 to own and operate television stations in small- and medium-sized markets across the United States. Bastet completed its first television station acquisition in January 1998. Mission of Wichita Falls was incorporated in 1998, and commenced operations on June 1, 1999, with its acquisition of two television stations.

On December 30, 2003, Mission completed the acquisition of 3 television stations from VHR Broadcasting, Inc. and its subsidiaries (“VHR”) and the acquisition of 2 television stations from Mission Broadcasting of Amarillo (“Mission of Amarillo”) (see Note 2).

The Company is highly vulnerable to changes in general economic conditions because of its high level of debt. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 8, 2006, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2005, enabling Mission to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

On December 30, 2003, Mission completed the acquisition of 3 television stations from VHR and the acquisition of 2 television stations from Mission of Amarillo. VHR merged with and into two affiliates of Mission of Amarillo, and then Mission of Amarillo and such affiliates merged with and into Mission. Prior to December 30, 2003, Quorum Broadcast Holdings, LLC (“Quorum”) provided sales or other services to the 5 acquired stations under local service agreements with VHR and Mission of Amarillo, as applicable, that were substantially similar to Nexstar’s local service agreements with Mission, as described below. On December 30, 2003, Nexstar Broadcasting Group, Inc., Nexstar’s ultimate parent, completed its acquisition of all of the direct and indirect subsidiaries of Quorum. The Quorum acquisition was structured as a merger of Quorum’s direct subsidiaries into Nexstar Broadcasting Group, Inc. and a subsequent contribution and merger of Quorum’s indirect subsidiaries with and into Nexstar. Upon completion of the Quorum acquisition and the Mission mergers, Nexstar became a party to the local service agreements as successor to the Quorum subsidiaries and Mission became a party to such agreements as the successor to VHR and Mission of Amarillo. Mission also entered into option agreements with Nexstar for the purchase of these stations.

ABRY Partners LLC, Nexstar Broadcasting Group, Inc.’s principal stockholder through its various funds, both before and after the merger, held more than 50% of the voting ownership of both Nexstar Broadcasting Group, Inc. and Quorum. Although Nexstar and Quorum did not own Mission, Mission of Amarillo or VHR and did not operate the television stations owned by Mission, Mission of Amarillo or VHR, Nexstar and Quorum were deemed to have controlling financial interests under accounting principles generally accepted in the United States of America (“U.S. GAAP”) in Mission, Mission of Amarillo and VHR due to their guarantees of Mission’s, Mission of Amarillo’s and VHR’s debt and the local service and purchase option agreements described below with Mission, Mission of Amarillo and VHR. Due to these relationships and the common financial control therein, Mission’s acquisition of Mission of Amarillo and VHR were accounted for as a combination of entities under common control in a manner similar to pooling of interests. This conclusion was based on the guidance in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”) and FASB Emerging Issues Task Force Issue 02-05 “Definition of ‘Common Control’ in Relation to SFAS No. 141.” Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003.

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2005 with Nexstar-owned stations:

Service Agreements	Stations
TBA (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW (formerly WBAK), WYOU, KODE and WTVO

(1)	Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both a shared service agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above.

Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Nexstar does not own or control Mission or its television stations. However, as a result of Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility and the arrangements under the local service agreements and purchase option agreements with Mission, Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with the Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts at December 31, 2005 and 2004 given the composition of its accounts receivable at those dates. The Company had no bad debt expense for the year ended December 31, 2005 and recorded bad debt expense of $46 thousand and $58 thousand for the years ended December 31, 2004 and 2003, respectively, which was included in selling, general and administrative expenses in the Company’s statement of operations.

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

Revenue Recognition

The Company’s revenue has been primarily derived from the sale of television advertising, network compensation and other revenues. Advertising revenue is recognized, net of certain commissions, in the period during which the time spots are aired.

•	Revenue from Nexstar, representing a percentage of net advertising revenue derived from the sale of time spots on the Company’s stations, is recognized in the period during which the time spots are aired.

•	Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement.

•	Other revenues, which may include tower rent revenue and other similar activities from time to time, are recognized in the period during which the services are provided.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company recorded $0.3 million and $0.5 million of trade revenue for the years ended December 31, 2004 and 2003, respectively.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.4 million, $2.1 million and $2.1 million of barter revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.4 million, $2.1 million and $2.1 million of barter expense for the years ended December 31, 2005, 2004 and 2003, respectively, which was included in amortization of broadcast rights in the Company’s statement of operations.

Trade expense is recognized when services or merchandise received are used. The Company had no trade expense for the year ended December 31, 2005 and recorded $0.2 million and $0.5 million of trade expense for the years ended December 31, 2004 and 2003, respectively, which was included in direct operating expenses in the Company’s statement of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Broadcast Rights Assets and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Cash broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The Company records the estimated fair value of the broadcast rights, including any advertising inventory given to program suppliers, as a broadcast rights asset and liability. Broadcast rights assets are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights assets represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights assets is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights due to, for example; poor ratings, the Company writes down the unamortized cost of the broadcast rights asset to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights asset on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the statement of operations.

Property and Equipment

Property and equipment is stated at cost. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 5).

Network Affiliation Agreements

Network affiliation agreements are stated at estimated fair value at the date of acquisition using a discounted cash flow method. Amortization is computed on a straight-line basis over the estimated useful life of 15 years.

Each of the Company’s stations, except for KCPN-LP, has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of the Company’s stations receive compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and UPN do not provide for compensation.

Intangible Assets

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements that are stated at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but instead are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. An impairment assessment of the Company’s intangible assets could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others.

The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis that excludes network compensation payments.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2005, 2004 and 2003, which resulted in no impairment being recognized for the Company in 2005, 2004 and 2003.

The Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carry amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt in accordance with FASB Emerging Issues Task Force (“EITF”) Issue 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” As of December 31, 2005 and 2004, debt financing costs of $0.6 million and $0.4 million, respectively, were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company had no advertising expense for the year ended December 31, 2005 and incurred advertising costs in the amount of $0.1 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively, which were included in selling, general and administrative expenses in the Company’s statement of operations.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). The amendments made by SFAS No. 153 require that exchanges of nonmonetary assets be accounted for at fair value of the assets exchanged, unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This new Standard eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS No. 153 was effective for the Company on July 1, 2005. The adoption of this new Standard did not have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. A conditional asset retirement obligation is a term used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, that refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, which is the Company’s current fiscal year ending December 31, 2005. The adoption of FIN No. 47 did not have any material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to all prior period financial statements as if the principle had always been used, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Previously under APB Opinion No. 20, “Accounting Changes”, most voluntary changes in accounting principle were recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition to voluntary changes, this new Standard establishes retrospective application as the required method for adopting a newly issued accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, be accounted for as a change in accounting estimate affected by a change in accounting principle, the effects of which are to be applied prospectively in the period of change and future periods. This Statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. The Company does not intend to issue or acquire the hybrid included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

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

The mergers noted above were accounted for as mergers of entities under common control in a manner similar to pooling of interests. Accordingly, Mission’s financial statements herein have been restated to include the financial results of the VHR and Mission of Amarillo stations for 2003.

Purchase Acquisitions

During 2003, 2004 and 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired is recorded as goodwill. The financial statements include the operating results of each business from the earlier of the TBA commencement date or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
KRBC (1)	NBC	Abilene-Sweetwater, Texas	June 13, 2003
KSAN (1)	NBC	San Angelo, Texas	June 13, 2003
WUTR	ABC	Utica, New York	April 1, 2004
WFXW (2)	Fox	Terre Haute, Indiana	April 6, 2004
WTVO (3)	ABC	Rockford, Illinois	January 4, 2005

(1)	The Company commenced operations under a TBA on January 1, 2003 which terminated on the date of acquisition.
(2)	The Company commenced operations under a TBA on May 9, 2003 which terminated on the date of acquisition.
(3)	The Company commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.

KRBC and KSAN

On December 13, 2002, Mission entered into a purchase agreement and a local marketing agreement with LIN Television Corporation and two of its subsidiaries, with regard to KRBC, the NBC affiliate in Abilene-Sweetwater, Texas, and KSAN, the NBC affiliate in San Angelo, Texas. Mission began providing programming and selling advertising under the local marketing agreement on January 1, 2003 which terminated upon the purchase of the stations. On June 13, 2003, Mission completed the acquisition of KRBC and KSAN for total consideration of $10.0 million, exclusive of transaction costs. Pursuant to the terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price in December 2002 and paid the remaining $8.5 million upon the consummation of the acquisition on June 13, 2003, exclusive of transaction costs.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Accounts receivable	$862
Broadcast rights	291
Property and equipment	5,414
Intangible assets	3,942
Goodwill	281

Total assets acquired	10,790
Less: accounts payable	42
Less: broadcast rights payable	342

Net assets acquired	$10,406

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

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission completed the acquisition of WUTR for total consideration of $3.7 million, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$2,040
Intangible assets	1,685
Goodwill	363

Assets acquired	$4,088

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

WFXW (formerly WBAK)

On May 9, 2003, Mission entered into a purchase agreement and a TBA with Bahakel Communications and certain of its subsidiaries, which owned WFXW, the Fox affiliate in Terre Haute, Indiana. Mission began providing programming and selling advertising under the TBA on May 9, 2003 which terminated upon the purchase of the station. On April 6, 2004, Mission completed the acquisition of WFXW for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million upon consummation of the acquisition on April 6, 2004, exclusive of transaction costs.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$1,667
Intangible assets	1,333
Goodwill	1,239

Assets acquired	$4,239

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

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

WTVO

On October 4, 2004, Mission entered into a purchase agreement and a TBA with Young Broadcasting, Inc. and Winnebago Television Corporation, which owned WTVO, the ABC affiliate in Rockford, Illinois. Mission began providing programming and selling advertising under the TBA on November 1, 2004 which terminated upon the purchase of the station. On January 4, 2005, Mission completed the acquisition of WTVO for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $15.0 million against the purchase price on November 1, 2004, to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. Mission paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment.

The following table summarizes the estimated fair values of the assets acquired. Mission obtained third-party valuations of certain acquired intangible assets (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill	3,644

Assets acquired	$21,084

Of the $10.3 million of acquired intangible assets, $2.9 million was assigned to FCC licenses that are not subject to amortization and $6.7 million was assigned to network affiliation agreements (estimated useful life of 15 years). The remaining $0.7 million of acquired intangible assets have an estimated useful life of approximately 1 year. Goodwill of $3.6 million is expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisitions of KRBC and KSAN had occurred on January 1, 2002; the acquisitions of WUTR and WFXW had occurred on January 1, 2003; and the acquisition of WTVO had occurred on January 1, 2004.

	Year Ended December 31,
	2004	2003
	(in thousands)
Net broadcast revenue (including trade and barter)	$20,356	$20,263
Net revenue	41,542	30,467
Income (loss) from operations	1,045	(3,168)
Net loss	$(7,764)	$(15,422)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified periods. There is no pro forma information presented for the comparable periods in fiscal year 2005 since the acquisition of WTVO was consummated near the beginning of the year and the pro forma results would not be materially different from the Company’s results of operations as reported.

4. Related Party Transactions

Local Service Agreements

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all the Mission stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market bears the costs of certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the JSA, Nexstar sells the Mission

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

station’s advertising time and retains a percentage of the revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Local service agreement fees associated with Nexstar Broadcasting, Inc.” in the accompanying statement of operations.

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Local Service Agreements

The following table summarizes the various local service agreements Mission has in effect with Nexstar as of December 31, 2005:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/06	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$70 thousand per month paid to Nexstar
KJBO-LP		UPN	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$200 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$100 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$100 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$50 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$60 thousand per month paid to Nexstar
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$100 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$100 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

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

The table below presents the revenue associated with the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2005	2004	2003
		(in thousands)
KJTL/KJBO	Joint Sales Agreement	$1,908	$1,984	$1,637
WFXP	Time Brokerage Agreement	151	142	143
KHMT	Time Brokerage Agreement	331	319	—
WFXW	Joint Sales Agreement (1)	950	995	77
KOLR	Joint Sales Agreement	7,071	8,172	3,627
KCIT/KCPN-LP	Joint Sales Agreement	1,834	1,754	1,807
KAMC	Joint Sales Agreement	2,652	2,386	2,913
WUTR	Joint Sales Agreement (2)	996	690	—
KSAN	Joint Sales Agreement (3)	676	429	—
WTVO	Joint Sales Agreement (4)	3,358	611	—
KRBC	Joint Sales Agreement (5)	1,152	1,101	—
KODE	Joint Sales Agreement (6)	2,379	879	—
WYOU	Joint Sales Agreement (6)	4,683	1,724	—

	Total	$28,141	$21,186	$10,204

(1)	JSA became effective on May 9, 2003 and was amended on January 13, 2004.
(2)	JSA became effective on April 1, 2004.
(3)	JSA became effective on June 1, 2004.
(4)	JSA became effective on November 1, 2004.
(5)	JSA became effective on July 1, 2004.
(6)	JSA became effective on October 1, 2004.

The table below presents the expense associated with the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2005	2004	2003
		(in thousands)
WYOU	Shared Services Agreement (1)	$2,400	$3,000	$3,000
KODE	Shared Services Agreement (2)	1,200	1,897	1,929
WFXW	Shared Services Agreement (3)	120	1,200	—
KRBC	Shared Services Agreement (4)	1,200	1,450	980
KSAN	Shared Services Agreement (4)	600	350	—
KJTL/KJBO	Shared Services Agreement	840	840	—
KCIT/KCPN-LP	Shared Services Agreement	720	720	—
WTVO	Shared Services Agreement	1,200	20	—
KAMC	Shared Services Agreement	1,200	1,800	—
KOLR	Shared Services Agreement	1,800	1,800	—
WUTR	Shared Services Agreement (5)	120	90	—

	Total	$11,400	$13,167	$5,909

(1)	SSA became effective on January 5, 1998.
(2)	SSA became effective on April 1, 2002.
(3)	SSA became effective on May 9, 2003 and was amended on January 13, 2004.

(4)	SSA became effective on June 13, 2003.
(5)	SSA became effective on April 1, 2004.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions—(Continued)

Management Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is included in selling, general and administrative expenses.

5. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)
		December 31,
		2005	2004
		(in thousands)
Buildings and building improvements	39	$6,499	$6,487
Land and land improvements	N/A-39	1,479	1,479
Leasehold improvements	term of lease	60	220
Studio and transmission equipment	5-15	29,797	28,755
Office equipment and furniture	3-7	1,684	1,732
Vehicles	5	1,271	1,338
Construction in progress	N/A	63	6

		40,853	40,017
Less: accumulated depreciation		(19,751)	(17,443)

Property and equipment, net of accumulated depreciation		$21,102	$22,574

The Company recorded depreciation expense in the amounts of $2.8 million, $2.6 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Sale of Towers

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into a noncancellable operating lease for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The proceeds from the sale of the towers were applied to the outstanding loan amounts under the VHR and Mission of Amarillo credit facilities. The deferred gain at December 31, 2005 and 2004 was approximately $2.6 million and $2.8 million, respectively ($0.2 million was included in current liabilities at December 31, 2005 and 2004).

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)
		December 31, 2005			December 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,744	$(26,657)	$40,087	$66,744	$(22,208)	$44,536
Other definite-lived intangible assets	1-15	14,117	(6,607)	7,510	15,296	(6,125)	9,171

Total intangible assets subject to amortization		$80,861	$(33,264)	$47,597	$82,040	$(28,333)	$53,707

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Intangible Assets and Goodwill—(Continued)

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, at December 31, 2005 and 2004 was $45.4 million and $45.0 million, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(in thousands)
Beginning balance	$16,307	$11,583
Acquisitions	344	1,555
Initial consolidation of VIEs and other adjustments	—	3,169

Ending balance	$16,651	$16,307

The consummation of the acquisition of WTVO during 2005 increased goodwill by approximately $0.3 million. The acquisitions of WUTR and WFXW during 2004 increased goodwill by approximately $1.6 million. The application of FIN No. 46R for the consolidation of WTVO which occurred in the fourth quarter of 2004 increased goodwill by approximately $3.3 million.

Total amortization expense from definite-lived intangibles for the years ended December 31, 2005, 2004 and 2003 was $6.1 million, $5.5 million and $5.9 million, respectively.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets recorded on its books as of December 31, 2005 (in thousands):

Year ending December 31,
2006	$6,101
2007	$6,101
2008	$6,101
2009	$6,101
2010	$5,119

7. Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Term loans	$172,268	$151,240
Revolving credit facility	—	21,500

	172,268	172,740
Less: current portion	(1,727)	(1,520)

	$170,541	$171,220

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. As revised, the Mission Facility consists of a $172.7 million Term Loan B and a $47.5 million revolving loan. Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2005 and 2004, Mission had $172.3 million and $151.2 million, respectively, outstanding under its Term Loan B and Term Loan D and no borrowings and $21.5 million, respectively, were outstanding under its revolving loan.

The Term Loan B, matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 31, 2005, with the remaining 93.25% due at maturity. The revolving loan, which is not subject to incremental reduction, matures in April 2012. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50% or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 6.28% and 4.43% at December 31, 2005 and 2004, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2005, there were approximately $47.5 million of unused commitments under Mission’s senior secured credit facility. As of December 31, 2005, there was approximately $15 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group guarantees full payment of all obligations under Mission’s bank credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not adequately comply with all covenants contained in its credit agreement.

Debt Maturities

At December 31, 2005, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2006	$1,727
2007	1,727
2008	1,727
2009	1,727
2010	1,727
Thereafter	163,633

$172,268

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Debt—(Continued)

Loss on Extinguishment of Debt

The redemption, repayment, refinancing or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The refinancing of Mission’s senior secured credit facility in April 2005 resulted in the write-off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs during the second quarter of 2005. The amendment of Mission’s senior secured credit facility in August 2004 resulted in the write-off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs during the third quarter of 2004. The refinancing of Mission’s senior secured credit facility in February 2003 resulted in the write-off of $1.0 million of previously capitalized debt financing costs during the first quarter of 2003. The amendment of Mission’s senior secured credit facility in December 2003 resulted in the write-off of $0.8 million of previously capitalized debt financing costs during the fourth quarter of 2003. The repayment of the VHR and Mission of Amarillo credit facilities in December 2003 resulted in the write-off of $0.7 million of previously capitalized debt financing costs during the fourth quarter of 2003. These amounts are included in loss on extinguishment of debt.

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Refinancing of Mission’s senior secured credit facility	$508	$—	$1,031
Amendment of Mission’s senior secured credit facility	—	1,094	838
Repayment of VHR’s and Mission of Amarillo’s credit facilities	—	—	713

Total loss on extinguishment of debt	$508	$1,094	$2,582

8. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2005, the Company has authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The provision for income taxes consisted of the following components:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	3	23	32

	3	23	32

Deferred tax expense:
Federal	1,179	974	2,280
State	148	122	426

	1,327	1,096	2,706

Income tax expense	$1,330	$1,119	$2,738

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company provides a full valuation allowance for net deferred tax assets as it believes that it is more likely than not that the deferred tax assets will not be realized.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Income Taxes—(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Tax benefit at statutory rates	$(2,763)	$(1,606)	$(3,804)
Change in valuation allowance	4,323	3,173	7,039
State and local taxes, net of federal benefit	(231)	(459)	(514)
Other, net	1	11	17

Income tax expense	$1,330	$1,119	$2,738

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,857	$24,372
Property and equipment	—	237
Other intangible assets	3,663	5,305
Deferred revenue	1,022	1,128
Other	317	282

Total deferred tax assets	33,859	31,324
Valuation allowance	(33,773)	(31,324)

Net deferred tax assets	86	—

Deferred tax liabilities:
Goodwill	(1,610)	(1,151)
FCC licenses	(2,880)	(2,012)
Other	(86)	—

Total deferred tax liabilities	(4,576)	(3,163)

Net deferred tax liability	$(4,490)	$(3,163)

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Income Taxes—(Continued)

The Company has provided a valuation allowance for deferred tax assets. The valuation allowance increased by $2.4 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively, related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

The Company establishes reserves for tax contingencies when, despite the belief that its tax return positions are fully supported, certain positions are likely to be challenged and may not be fully sustained. The tax contingency reserves are analyzed on a quarterly basis and adjusted based on changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation, The Company establishes tax reserves based upon management’s assessment of potential tax exposures. While the Company believes that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves or a favorable settlement of tax audits may result in a reduction of future tax provisions.

The favorable or unfavorable outcome of tax examinations could have a material impact on the Company’s results of operations. Any tax benefit from favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including relatedinterest, as considered appropriate by management.

At December 31, 2005, the Company has NOLs available of approximately $73.5 million, which are available to reduce future taxable income if utilized before their expiration. These net operating losses begin to expire in 2009 through 2024 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

10. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations it provides services to. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Cable Retransmission Consent Rights

The Communications Act grants television broadcasters retransmission consent rights in connection with the carriage of their station’s signal by cable companies. If a broadcaster chooses to exercise retransmission consent rights, a cable television system which is subject to that election may not carry a station’s signal without the broadcaster’s consent. This generally requires the cable system operator and the television broadcaster to negotiate the terms under which the broadcaster will consent to the cable system’s carriage of its station’s signal. Mission has elected to exercise retransmission consent rights for all of its stations where it has a legal right to do so. Mission has negotiated retransmission consent agreements with substantially all of the cable systems which carry the stations’ signals.

On October 20, 2005, the Company reached an agreement with Cox Communications, Inc. (“Cox”) for the retransmission of its stations’ signal in Abilene-Sweetwater, San Angelo, Lubbock and Amarillo, Texas; Springfield and Joplin, Missouri and Pittsburg, Kansas. Under this agreement, Cox has agreed to compensate Mission for the right to carry the Company’s stations in these markets. As a result, Cox now carries KRBC on its cable system in Abilene, Texas. KRBC had previously been off of Cox’s cable system when a retransmission consent agreement expired on December 31, 2004. In connection with the agreement, Cox has withdrawn a complaint it had submitted to the FCC against the Company.

On December 19, 2005, Mission reached an agreement with Cable ONE, Inc. (“Cable ONE”) for the retransmission of its station’s signal in Joplin, Missouri. Under this agreement, Cable ONE has agreed to compensate Mission for the right to carry the Company’s stations in this market. As a result, Cable ONE now carries Mission’s television station KODE (Joplin-Pittsburg). KODE had previously been off of Cable ONE’s cable system when a retransmission consent agreement expired on December 31, 2004.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. FCC Regulatory Matters—(Continued)

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations we own and operate are broadcasting at least a low-power digital television signal and three television stations (WYOU, WUTR and WTVO) are broadcasting a full-power digital television signal. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.8 million and $32 thousand, respectively, for the years ended December 31, 2005 and 2004.

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 14 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC has released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of December 31, 2005, only Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals. Mission has filed a request for extension of time to construct full-power DTV facilities for its top four network affiliates in the top one hundred market stations. The FCC has not yet acted on this request for extension of time.

The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash and barter under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2005 (in thousands):

Year ended December 31,
2006	$409
2007	1,016
2008	815
2009	644
2010	469
Thereafter	248

Future minimum payments for unavailable cash broadcast rights	$3,601

Unavailable broadcast rights commitments represent obligations to acquire cash and barter program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $1.3 million, $1.4 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2005 (in thousands):

Year ended December 31,
2006	$1,018
2007	1,061
2008	1,102
2009	1,052
2010	949
Thereafter	14,415

Future minimum lease payments under operating leases	$19,597

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At December 31, 2005, Nexstar has issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $175.4 million outstanding under its bank credit facility.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies—(Continued)

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s broadcast cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Broadcast cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

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

12. Employment Benefits

Retirement Savings Plan

The Company and VHR have established retirement savings plans under Section 401(k) of the Internal Revenue Code (the “Plans”). The Plans covers substantially all employees of the Company and former employees of VHR who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plans may be made at the discretion of the Company and VHR. Mission recorded contributions of $13 thousand and $16 thousand for the years ended December 31, 2005 and 2004, respectively. VHR recorded contributions of $6 thousand for the year ended December 31, 2003.

Employee Benefits

Prior to January 2004, under a collective bargaining agreement, the Company contributed 3% of the gross monthly payroll of certain covered employees toward their pension benefits. Effective in January 2004 these positions were transferred to Nexstar under a certain SSA. Therefore, in 2004, Nexstar contributed 3% of the gross monthly payroll of the employees covered under the collective bargaining agreement. The Company’s pension benefit contribution totaled $8 thousand for the year ended December 31, 2003.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2003	$55	$58	$125	$(68)	$170
Year ended December 31, 2004	170	46	—	(216)	—
Year ended December 31, 2005	—	—	—	—	—
(1) Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2003	$24,774	$—	$5,568	$—	$30,342
Year ended December 31, 2004	30,342	—	982	—	31,324
Year ended December 31, 2005	31,324	—	2,449	—	33,773

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.

14. Subsequent Events

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company operates one UPN affiliated station located in Wichita Falls, Texas. The Company is currently evaluating the impact the merger will have on its financial position and results of operations.

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company is currently reassessing the estimated useful lives of its analog transmission equipment, which will accelerate future depreciation expense. The Company estimates that the useful lives and depreciation expense with respect to equipment having a net book value of approximately $2.4 million as of December 31, 2005, is subject to change. Such equipment is presently being depreciated over various remaining useful lives, which extend from 2013 to 2020. The Company intends to depreciate the affected analog equipment over a remaining useful life of three years and estimates this change will increase annual depreciation expense by approximately $0.6 million.

Exhibit No.	Exhibit Index
2.1	Certificate of Ownership and Merger of Mission Broadcasting of Joplin, Inc. into Mission Broadcasting of Wichita Falls, Inc., dated September 30, 2002. (Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.2	Agreement of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

2.3	Certificate of Merger of Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. dated September 30, 2002. (Incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

4.1	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.2	Registration Rights Agreement, by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto, Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1	Purchase Agreement by and among Nexstar Finance, L.L.C., Nexstar Finance, Inc., Banc of America Securities LLC, Barclays Capital Inc., CIBC World Markets Corp. and First Union Securities, Inc., dated March 13, 2001. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.2	First Amendment to Amended and Restated Credit Agreement and Limited Consent dated as of November 14, 2001, among Nexstar Finance, L.L.C., Bank of America, N.A. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Amended and Restated Credit Agreement, dated as of June 14, 2001, by and among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its Subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., Barclays Bank PLC and First Union National Bank. (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.4	First Amendment to Credit Agreement and Limited Consent, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C., the Parent Guarantors named therein, the several Banks named therein and Bank of America, N.A., dated as of May 17, 2001. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.5	Credit Agreement, by and among Nexstar Finance, L.L.C., the parent guarantors party thereto, Bank of America, N.A., CIBC Inc., Firstar Bank, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.6	Third Amendment to Credit Agreement, Limited Consent and Assumption Agreement Consent, dated as of November 14, 2001, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. and Mission Broadcasting of Joplin, Inc., Bank of America, N.A. and the other parties signatories thereto. (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.7	Credit Agreement, by and among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Bank of America, N.A., Barclays Bank PLC and First Union National Bank, dated as of January 12, 2001. (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.8	Guaranty Agreement, dated as of January 12, 2001, executed by Bastet Broadcasting, Inc. and Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.9	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.10	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.11	Guaranty Agreement, dated as of January 12, 2001, executed by the subsidiary guarantors defined therein in favor of the guaranteed parties defined therein. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.12	Guaranty Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.13	Security Agreement, dated as of January 12, 2001, made by each of the several banks named therein and Bank of America, N.A. (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.14	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.15	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.16	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.19	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.21	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.24	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.26	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.27	Second Amended and Restated Credit Agreement, dated as of February 13, 2003, among Nexstar Finance, L.L.C., Nexstar Broadcasting Group, L.L.C. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.52 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.28	Amended and Restated Credit Agreement, dated as of February 13, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.29	Second Amended and Restated Credit Agreement, dated as of December 30, 2003, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.30	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.31	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.32	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.33	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.34	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.35	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.36	Limited Consent and Limited Waiver to Credit Agreement, dated as of September 5, 2003, among Mission Broadcasting, Inc., the several Banks parties thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.80 on Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.37	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.38	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.39	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.40	Third Amended and Restated Credit Agreement, dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and certain of its subsidiaries from time to time parties thereto, the several financial institutions from time to time parties thereto, Bank of America, as Administrative Agent, Bear Stearns Corporate Lending, Inc., as Syndication Agent, and Royal Bank of Canada, General Electric Capital Corporation and Merrill Lynch Capital, a Division of Merrill Lynch Business Financial Services Inc., as Co-Documentation Agents. (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.41	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.42	Registration Rights Agreement, by and among Nexstar Broadcasting, Inc. (f/k/a Nexstar Finance, Inc.), Mission Broadcasting, Inc., Banc of America Securities LLC, Bear, Stearns & Co. Inc. and RBC Dominion Securities Corporation, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.92 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.43	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.44	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.45	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.46	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.47	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.48	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.49	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW (formerly WBAK)-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.50	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.51	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.52	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.53	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.54	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.55	Consent and First Amendment to the Mission Credit Agreement. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 20, 2004).

10.56	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on October 8, 2004).

10.57	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.58	Registration Rights Agreement, dated April 1, 2005, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., Banc of America Securities LLC, UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 (File No. 333-125847) filed by Nexstar Broadcasting, Inc. on April 6, 2005)

10.59	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.60	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.61	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.62	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.63	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc., on April 6, 2005)

14.1	Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent Letter issued by PricewaterhouseCoopers LLP on March 31, 2006.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed Herewith