Form 10-Q
period 2006-03-31
MISSION BROADCASTING INC
filed 2006-05-12
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.(check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2005. As of April 30, 2006, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$716	$1,404
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	591	356
Current portion of broadcast rights	1,637	2,489
Prepaid expenses and other current assets	62	123

Total current assets	3,006	4,372
Property and equipment, net	20,487	21,102
Broadcast rights	752	730
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	46,248	47,597
Other noncurrent assets	593	616

Total assets	$116,473	$119,804

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	1,799	2,669
Accounts payable	120	21
Accrued expenses	464	508
Interest payable	33	61
Deferred revenue	689	577
Due to Nexstar Broadcasting, Inc.	21,094	22,215

Total current liabilities	25,926	27,778

Debt	170,110	170,541
Broadcast rights payable	919	958
Deferred tax liabilities	4,826	4,490
Deferred revenue	189	126
Deferred gain on sale of assets	2,388	2,431
Other liabilities	2,566	2,491

Total liabilities	206,924	208,815

Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both March 31, 2006 and December 31, 2005	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(90,451)	(89,011)

Total shareholder’s deficit	(90,451)	(89,011)

Total liabilities and shareholder’s deficit	$116,473	$119,804

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net broadcast revenue (including trade and barter)	$1,369	$1,426
Revenue from Nexstar Broadcasting, Inc.	6,976	6,678

Net revenue	8,345	8,104

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,139	1,013
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	501	486
Local service agreement fees associated with Nexstar Broadcasting, Inc.	1,950	2,850
Amortization of broadcast rights	945	1,183
Amortization of intangible assets	1,349	1,643
Depreciation	781	702
Loss on asset disposal, net	7	49

Total operating expenses	6,672	7,926

Income from operations	1,673	178
Interest expense, including amortization of debt financing costs	(2,789)	(2,027)
Interest income	13	6

Loss before income taxes	(1,103)	(1,843)

Income tax expense	(337)	(341)

Net loss	$(1,440)	$(2,184)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,440)	$(2,184)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	336	336
Depreciation of property and equipment	781	702
Amortization of intangible assets	1,349	1,643
Amortization of debt financing costs	24	21
Amortization of broadcast rights, excluding barter	428	493
Payments for broadcast rights	(505)	(583)
Loss on asset disposal, net	7	49
Deferred gain recognition	(43)	(43)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(235)	116
Prepaid expenses and other current assets	61	78
Other noncurrent assets	(4)	65
Taxes payable	—	(8)
Accounts payable and accrued expenses	55	(93)
Interest payable	(28)	9
Deferred revenue	175	(2)
Other noncurrent liabilities	75	79
Due to Nexstar Broadcasting, Inc.	(1,121)	(211)

Net cash provided by (used for) operating activities	(85)	467

Cash flows from investing activities:
Additions to property and equipment	(176)	(194)
Proceeds from sale of assets	4	15
Acquisition of broadcast properties and related transaction costs	—	(6,143)

Net cash used for investing activities	(172)	(6,322)

Cash flows used for financing activities:
Repayment of long-term debt	(431)	(380)

Net decrease in cash and cash equivalents	(688)	(6,235)
Cash and cash equivalents at beginning of period	1,404	6,981

Cash and cash equivalents at end of period	$716	$746

Supplemental schedule of cash flow information:
Cash paid for interest, net	$2,794	$1,998
Cash paid for income taxes, net	$—	$11

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2006, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, 14 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations.

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company operates one UPN affiliated station located in Wichita Falls, Texas. This UPN affiliated station will not be joining The CW network. Instead, this station will become an affiliate of My Network TV, a new primetime programming network to be launched in September 2006. Management believes the change in affiliation for this station will not have a material impact on the Company’s condensed financial position and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Interim Financial Statements

The condensed financial statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment to of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The Company will adopt the provisions of SFAS No. 155 beginning in fiscal 2007. The Company does not intend to issue or acquire the hybrid financial instruments included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s condensed financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

3. Local Service Agreements with Nexstar

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all the Mission stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market bears the costs of certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the Mission station’s advertising time and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Local service agreement fees associated with Nexstar Broadcasting, Inc.” in the accompanying condensed statement of operations.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed in the table. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed in the table. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed in the table.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

3. Local Service Agreements with Nexstar —(Continued)

In order for both Nexstar and Mission to comply with Federal Communications Commission (“FCC”) regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of March 31, 2006:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/06	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox UPN	SSA JSA	5/31/09 5/31/09	$60 thousand per month paid to Nexstar(2) 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar(2)
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar(2)
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar(2)
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar(2)
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar(2)
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	SSA was amended effective January 1, 2006.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Property and Equipment

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extend from 2013 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $0.6 million. During the three months ended March 31, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.1 million.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(27,769)	$38,975	$66,744	$(26,657)	$40,087
Other definite-lived intangible assets	1-15	14,117	(6,844)	7,273	14,117	(6,607)	7,510

Total intangible assets subject to amortization		$80,861	$(34,613)	$46,248	$80,861	$(33,264)	$47,597

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both, March 31, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2006, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the periods ended March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Beginning balance	$16,651	$16,307
Acquisitions	—	344

Ending balance	$16,651	$16,651

The consummation of the acquisition of WTVO during 2005 increased goodwill by approximately $0.3 million.

Total amortization expense from definite-lived intangibles for the three months ended March 31, 2006 and 2005 was $1.3 million and $1.6 million, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2006 is approximately $6 million for each year for the years of 2006 through 2009 and approximately $5 million for the year of 2010.

6. Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Term loans	$171,837	$172,268
Less: current portion	(1,727)	(1,727)

	$170,110	$170,541

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of March 31, 2006 and December 31, 2005, Mission had $171.8 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 6.73% and 6.28% at March 31, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of March 31, 2006, there were approximately $47.5 million of unused commitments under Mission’s senior secured credit facility. As of March 31, 2006, there was approximately $10 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under Mission’s bank credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

7. Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

8. Management Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays its sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended March 31, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed statement of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations, except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations we own and operate are broadcasting at least a low-power digital television signal and three television stations (WYOU, WUTR and WTVO) are broadcasting with full-power digital television signals. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2006 and 2005.

On February 8, 2006, President Bush signed into law legislation that establishes a February 17, 2009 deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 4 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC has released rules setting the dates by which all television stations must be broadcasting a full-power DTV signal. Under these rules, stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top-100 markets were required to construct full-power DTV facilities by July 1, 2005. All other stations are required to construct full-power DTV facilities by July 1, 2006. Stations that fail to meet these build-out deadlines, and that have not requested an extension of time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2006, Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals. Mission has filed a request for extension of time to construct full-power DTV facilities for its top four network affiliates in the top one hundred markets. The FCC has not yet acted on this request for extension of time.

The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a Term Loan B and a $50.0 million revolving loan.

Mission is also a guarantor of $200.0 million of 7% senior subordinated notes (“7% Notes”) due 2014 issued by Nexstar. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At March 31, 2006, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $170.9 million outstanding under its bank credit facility.

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

11. Subsequent Events

On April 18, 2006, Nexstar and Mission announced that they have filed an application with the FCC for consent for Nexstar to sell KFTA-TV, Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC approval, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Upon closing the purchase of KFTA, Mission plans to enter into a joint sales and shared services agreement with Nexstar’s KNWA-TV whereby KNWA will provide local news, sales and other non-programming services to KFTA.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2006, unaudited condensed statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Executive Summary

Overview of Operations

As of March 31, 2006, we owned and operated 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2006 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above. For more information about our local service agreements with Nexstar, refer to Note 3 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

Recent Developments

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. We operate one UPN affiliated station located in Wichita Falls, Texas. This UPN affiliated station will not be joining The CW network. Instead, this station will become an affiliate of My Network TV, a new primetime programming network to be launched in September 2006. Management believes the change in affiliation for this station will not have a material impact on our condensed financial position and results of operations.

As of March 31, 2006, we have completed multi-year retransmission consent agreements with all of the content distributors which carry our stations’ signals in all 13 markets in which we broadcast.

On April 18, 2006, Nexstar and Mission announced that they have filed an application with the FCC for consent for Nexstar to sell KFTA-TV, Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC approval, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Upon closing the purchase of KFTA, Mission plans to enter into a joint sales and shared services agreement with Nexstar’s KNWA-TV whereby KNWA will provide local news, sales and other non-programming services to KFTA.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Network compensation	$344	40.4	$570	77.5
Retransmission consent agreements cash compensation	475	55.7	137	18.6
Other	33	3.9	29	3.9

Total gross revenue	852	100.0	736	100.0
Barter revenue	517		690
Revenue from Nexstar Broadcasting, Inc.	6,976		6,678

Net revenue	$8,345		$8,104

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$8,345	100.0	$8,104	100.0
Operating expenses:
Corporate expenses	154	1.8	151	1.9
Station direct operating expenses, net of trade	1,139	13.6	1,013	12.5
Selling, general and administrative expenses	347	4.2	335	4.1
Local service agreement fees associated with Nexstar Broadcasting, Inc.	1,950	23.4	2,850	35.2
Loss on asset disposal, net	7	—	49	0.6
Barter expense	517	6.2	690	8.5
Depreciation and amortization	2,130	25.5	2,345	28.9
Amortization of broadcast rights, excluding barter	428	5.1	493	6.1

Income from operations	$1,673		$178

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenue

Net revenue for the three months ended March 31, 2006, increased by $0.2 million, or 3.0% from the same period of 2005. This increase was primarily attributed to the increases in revenue from Nexstar and cash compensation from retransmission consent agreements. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Cash compensation from retransmission consent agreements was $0.5 million for the three months ended March 31, 2006, compared to $0.1 million for the same period in 2005, an increase of $0.4 million, or 246.7%. The increase in cash compensation from retransmission consent agreements was primarily the result of a significant increase in the number of retransmission consent agreements entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar was $7.0 million for the three months ended March 31, 2006, compared to $6.7 million for the same period in 2005, an increase of $0.3 million, or 4.5%. The increase was primarily attributed to an increase in the net revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for both the three months ended March 31, 2006 and 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.1 million, or 10.2% for the three months ended March 31, 2006, compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Local service agreement fees associated with Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended March 31, 2006, these expenses decreased $0.9 million, or 31.6% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2006, decreased by $0.1 million, or 13.2% from the same period in 2005. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming.

Amortization of intangible assets for the three months ended March 31, 2006, decreased by $0.3 million, or 17.9% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the three months ended March 31, 2006, increased by $0.1 million, or 11.3%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $1.7 million for the three months ended March 31, 2006, compared to $0.2 million for the same period of 2005, an increase of $1.5 million, or 839.9%. The increase in income from operations for the three months ended March 31, 2006 was primarily attributed to the increase in total net revenue and decrease in local service agreement fees associated with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.8 million, or 37.6%, for the three months ended March 31, 2006, compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2006 under our senior credit facility.

Income Taxes

Income taxes for both the three months ended March 31, 2006 and 2005 were $0.3 million. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. On March 8, 2006, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that our available cash, the residual cash flows we retain under the local service agreements with Nexstar and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by (used for) operating activities	$(85)	$467
Net cash used for investing activities	(172)	(6,322)
Net cash used for financing activities	(431)	(380)

Net decrease in cash and cash equivalents	$(688)	$(6,235)

Cash paid for interest, net	$2,794	$1,998
Cash paid for income taxes, net	$—	$11

	March 31, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$716	$1,404
Long-term debt including current portion	$171,837	$172,268
Unused commitments under senior credit facility(1)	$47,500	$47,500

(1)	As of March 31, 2006, there was approximately $10 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $0.6 million during the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily due to the timing of payments made to Nexstar.

Cash paid for interest increased by $0.8 million during the three months ended March 31, 2006 compared to the same period in 2005 due to higher interest rates and a greater amount of debt outstanding in 2006 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $6.2 million during the three months ended March 31, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments.

Capital expenditures were $0.2 million for both the three months ended March 31, 2006 and 2005.

There was no cash used for station acquisitions for the three months ended March 31, 2006, compared to $6.1 million for the three months ended March 31, 2005. Acquisition related payments for the three months ended March 31, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities increased by $0.1 million during the three months ended March 31, 2006 compared to the same period in 2005. The decrease was primarily due to an increase of $0.1 million in scheduled term loan maturities under our senior secured credit facility.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2006, we had debt of $171.8 million, which represented 211.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2006:

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
		(in thousands)
Senior credit facility(1)	$171,837	$1,295	$3,454	$3,454	$163,634

(1)	Quarterly principal payments under our senior credit facility term loan commenced on December 30, 2005.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2006, Nexstar has a maximum commitment of $220.9 million under its bank credit facility, of which $170.9 million of debt is outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 10 stations) to modify our stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. Stations that fail to meet FCC’s build-out deadlines, and that have not requested an extension of the time from the FCC, will lose interference protection for their signals outside their low-power coverage areas. As of March 31, 2006, our stations WUTR, WTVO and WYOU are broadcasting with full-power digital signals. We filed a request for extension of time to construct full-power DTV facilities for our top four network affiliates in the top one hundred markets. The FCC has not yet acted on this request for extension of time.

No Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 32 through 33 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of March 31, 2006 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recently issued accounting pronouncements including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2006 under our senior credit facility bear interest at 6.73%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of March 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$9,846	$10,705	$11,565	$12,424	$13,283

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

On March 15, 2006, the FCC issued a Notice of Apparent Liability for Forfeiture (“NALF”) with respect to certain CBS-affiliated television stations in the Central and Mountain time zones, wherein the FCC determined that these stations had broadcast material that apparently violates Section 73.3999 of the Commission’s rules regarding the broadcast of indecent material. Specifically, the FCC found that a December 31, 2004 broadcast of the program “Without a Trace” contained material that is actionably indecent. The FCC proposed a monetary forfeiture of $32,500 per station for this violation, including a fine for Mission’s station KOLR. On April 14, 2006, CBS Broadcasting, Inc. submitted an opposition to this NALF and on May 5, 2006, the CBS network affiliates submitted a separate opposition to this NALF. We are currently unable to predict when or how the FCC will respond to these oppositions; however, the FCC must respond before any station is required to pay the proposed fine.

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Dated: May 12, 2006