Form 10-Q
period 2006-06-30
MISSION BROADCASTING INC
filed 2006-08-09
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2006. As of July 31, 2006, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$1,404
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	680	356
Current portion of broadcast rights	1,068	2,489
Prepaid expenses and other current assets	20	123
Deferred tax asset	50	—

Total current assets	3,072	4,372

Property and equipment, net	20,078	21,102
Broadcast rights	1,533	730
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	44,899	47,597
Other noncurrent assets	568	616

Total assets	$115,537	$119,804

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	1,223	2,669
Accounts payable	246	21
Accrued expenses	545	508
Interest payable	35	61
Deferred revenue	778	577
Due to Nexstar Broadcasting, Inc.	20,646	22,215

Total current liabilities	25,200	27,778

Debt	169,678	170,541
Broadcast rights payable	1,681	958
Deferred tax liabilities	5,092	4,490
Deferred revenue	252	126
Deferred gain on sale of assets	2,344	2,431
Other liabilities	2,634	2,491

Total liabilities	206,881	208,815

Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30, 2006 and December 31, 2005	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(91,344)	(89,011)

Total shareholder’s deficit	(91,344)	(89,011)

Total liabilities and shareholder’s deficit	$115,537	$119,804

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net broadcast revenue (including trade and barter)	$1,379	$1,149	$2,748	$2,575
Revenue from Nexstar Broadcasting, Inc.	7,808	7,287	14,784	13,965

Net revenue	9,187	8,436	17,532	16,540

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,165	1,022	2,304	2,035
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	589	540	1,090	1,026
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,950	2,850	3,900	5,700
Amortization of broadcast rights	868	1,050	1,813	2,233
Amortization of intangible assets	1,349	1,529	2,698	3,172
Depreciation	873	698	1,654	1,400
Loss on asset disposal, net	—	4	7	53

Total operating expenses	6,794	7,693	13,466	15,619

Income from operations	2,393	743	4,066	921
Interest expense, including amortization of debt financing costs	(3,083)	(2,140)	(5,872)	(4,167)
Loss on extinguishment of debt	—	(508)	—	(508)
Interest income	12	4	25	10

Loss before income taxes	(678)	(1,901)	(1,781)	(3,744)

Income tax expense	(215)	(337)	(552)	(678)

Net loss	$(893)	$(2,238)	$(2,333)	$(4,422)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,333)	$(4,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	552	672
Depreciation of property and equipment	1,654	1,400
Amortization of intangible assets	2,698	3,172
Amortization of debt financing costs	47	43
Amortization of broadcast rights, excluding barter	802	932
Payments for broadcast rights	(905)	(1,146)
Loss on asset disposal, net	7	53
Loss on extinguishment of debt	—	508
Deferred gain recognition	(87)	(86)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(324)	138
Prepaid expenses and other current assets	103	132
Other noncurrent assets	(1)	209
Taxes payable	—	(4)
Accounts payable and accrued expenses	262	(471)
Interest payable	(26)	5
Deferred revenue	327	243
Other noncurrent liabilities	143	66
Due to Nexstar Broadcasting, Inc.	(1,569)	492

Net cash provided by operating activities	1,350	1,936

Cash flows from investing activities:
Additions to property and equipment	(647)	(517)
Proceeds from sale of assets	10	16
Acquisition of broadcast properties and related transaction costs	––	(6,143)

Net cash used for investing activities	(637)	(6,644)

Cash flows from financing activities:
Proceeds from debt issuance	—	172,700
Repayment of long-term debt	(863)	(172,740)
Payments for debt financing costs	—	(790)

Net cash used for financing activities	(863)	(830)

Net decrease in cash and cash equivalents	(150)	(5,538)

Cash and cash equivalents at beginning of period	1,404	6,981

Cash and cash equivalents at end of period	$1,254	$1,443

Supplemental schedule of cash flow information:
Cash paid for interest, net	$5,851	$4,206

Cash paid for income taxes, net	$––	$11

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2006, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, 14 of which are affiliated with the NBC, ABC, CBS, Fox or UPN television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

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

On January 24, 2006, the owners of UPN and WB announced that the two television networks will merge to form a new network called The CW. The Company operates one UPN affiliated station located in Wichita Falls, Texas. This station will not be joining The CW network, but instead will become an affiliate of My Network TV, a new primetime programming network to be launched in September 2006. Management believes the change in affiliation for this station will not have a material impact on the Company’s condensed financial position and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Interim Financial Statements

The condensed financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies–-(Continued)

Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s financial statements.

3. Pending Acquisition

On April 18, 2006, Nexstar and Mission announced that they had filed an application with the Federal Communications Commission (“FCC”) for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. Pending FCC consent, and upon completion of the sale, Mission intends to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. On June 6, 2006, Nexstar and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. Although management believes that the petition has no merit, it is not possible to predict what action the FCC will take on the petition to deny, or when it will take such action.

4. Local Service Agreements with Nexstar

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all of Mission’s stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the advertising time of the Mission station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying condensed statement of operations.

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

Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS —(Continued)

4. Local Service Agreements with Nexstar–-(Continued)

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of June 30, 2006:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox UPN	SSA JSA	5/31/09 5/31/09	$60 thousand per month paid to Nexstar(2) 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar(2)
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar(2)
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar(2)
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar(2)
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar(2)
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	SSA was amended effective January 1, 2006.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extend from 2013 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $0.6 million. During the three and six months ended June 30, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.1 million and $0.2 million, respectively.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)
		June 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(28,881)	$37,863	$66,744	$(26,657)	$40,087
Other definite-lived intangible assets	1-15	14,117	(7,081)	7,036	14,117	(6,607)	7,510

Total intangible assets subject to amortization		$80,861	$(35,962)	$44,899	$80,861	$(33,264)	$47,597

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both June 30, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2006, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the periods ended June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Beginning balance	$16,651	$16,307
Acquisitions	––	344

Ending balance	$16,651	$16,651

The consummation of the acquisition of WTVO during 2005 increased goodwill by approximately $0.3 million.

Total amortization expense from definite-lived intangibles was $1.3 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively, and was $2.7 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of June 30, 2006 is approximately $5 million for each year for the years of 2006 through 2010.

7. Debt

Long-term debt consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Term loans	$171,405	$172,268

Less: current portion	(1,727)	(1,727)

	$169,678	$170,541

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS–-(Continued)

7. Debt–-(Continued)

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of June 30, 2006 and December 31, 2005, Mission had $171.4 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 7.25% and 6.28% at June 30, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of June 30, 2006, there were approximately $47.5 million of unused commitments under Mission’s senior secured credit facility. As of June 30, 2006, there was approximately $28.4 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

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

8. Income Taxes

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

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The current Texas franchise tax structure will remain in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.1 million reduction in the deferred state income tax provision for the three and six months ended June 30, 2006.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. Management Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays its sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended June 30, 2006 and 2005, and $0.2 million for each of the six months ended June 30, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed statement of operations.

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

Digital Television (“DTV”) Conversion

FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. All of the television stations we own and operate are broadcasting at least a low-power digital television signal and three television stations (WUTR, WTVO and WYOU) are broadcasting with full-power digital television signals. The conversion to digital transmission required an average initial capital expenditure of $0.2 million per station for low-power transmission of a digital signal. Digital conversion expenditures were $0.6 million and $0.4 million, respectively, for the six months ended June 30, 2006 and 2005.

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. See Note 5 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Full-Power DTV Facilities Construction

The FCC established dates by which all television stations were required to be broadcasting a full-power DTV signal. As of June 30, 2006, Mission’s stations WUTR, WTVO and WYOU are transmitting full-power digital signals. Stations that were not able to comply with full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their DTV facilities. Mission filed a request for extension of time to construct full-power DTV facilities for its remaining stations. The FCC has not yet acted on this request for extension of time.

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

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding seeking comment on how to address the issues raised by the U.S. Court of Appeals for the Third Circuit in Prometheus v. FCC, which stayed and remanded several media ownership rules that the Commission had adopted in June 2003. The proceeding also opens a comprehensive review of all of the media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, will likely extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At June 30, 2006, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $166.5 million outstanding under its bank credit facility.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar a purchase option to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2006, unaudited condensed statements of operations for the three and six months ended June 30, 2006 and 2005, unaudited condensed statements of cash flows for the six months ended June 30, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Summary

Overview of Operations

As of June 30, 2006, we owned and operated 15 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2006 with Nexstar-owned stations:

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee the obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

Recent Developments

As of June 30, 2006, we have completed multi-year retransmission consent agreements with all of the content distributors which carry our stations’ signals in all 13 markets in which we broadcast.

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to us for $5.6 million. Pending FCC consent, and upon completion of the sale, we intend to provide Fox programming to serve the Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas designated market area. Upon closing the purchase of KFTA, we plan to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls us and our stations. On June 6, 2006, we and Nexstar submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. Although management believes that the petition has no merit, it is not possible to predict what action the FCC will take on the petition to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Network compensation	$371	41.9	$333	61.9	$715	41.2	$903	70.9
Retransmission compensation	488	55.2	179	33.3	963	55.4	316	24.8
Other	26	2.9	26	4.8	59	3.4	55	4.3

Total gross revenue	885	100.0	538	100.0	1,737	100.0	1,274	100.0
Barter revenue	494		611		1,011		1,301
Revenue from Nexstar Broadcasting, Inc.	7,808		7,287		14,784		13,965

Net revenue	$9,187		$8,436		$17,532		$16,540

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$9,187	100.0	$8,436	100.0	$17,532	100.0	$16,540	100.0
Operating expenses:
Corporate expenses	248	2.7	202	2.4	402	2.3	353	2.1
Station direct operating expenses, net of trade	1,165	12.7	1,022	12.1	2,304	13.1	2,035	12.3
Selling, general and administrative expenses	341	3.7	338	4.0	688	3.9	673	4.1
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,950	21.2	2,850	33.8	3,900	22.2	5,700	34.5
Loss on asset disposal, net	—	—	4	—	7	—	53	0.3
Barter expense	494	5.4	611	7.2	1,011	5.8	1,301	7.9
Depreciation and amortization	2,222	24.2	2,227	26.4	4,352	24.8	4,572	27.6
Amortization of broadcast rights, excluding barter	374	4.1	439	5.2	802	4.6	932	5.6

Income from operations	$2,393		$743		$4,066		$921

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenue

Net revenue for the three months ended June 30, 2006, increased by $0.8 million, or 8.9% from the same period of 2005. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Retransmission compensation was $0.5 million for the three months ended June 30, 2006, compared to $0.2 million for the same period in 2005, an increase of $0.3 million, or 172.6%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar was $7.8 million for the three months ended June 30, 2006, compared to $7.3 million for the same period in 2005, an increase of $0.5 million, or 7.1%. The increase was primarily attributed to an increase in the net revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for both the three months ended June 30, 2006 and 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.1 million, or 10.7% for the three months ended June 30, 2006, compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended June 30, 2006, these expenses decreased $0.9 million, or 31.6% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the three months ended June 30, 2006, decreased by $0.1 million, or 14.8% from the same period in 2005. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming.

Amortization of intangible assets for the three months ended June 30, 2006, decreased by $0.2 million, or 11.8% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the three months ended June 30, 2006, increased by $0.2 million, or 25.1%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $2.4 million for the three months ended June 30, 2006, compared to $0.7 million for the same period of 2005, an increase of $1.7 million, or 222.1%. The increase in income from operations for the three months ended June 30, 2006 was primarily attributed to the increase in total net revenue and decrease in fees incurred pursuant to local service agreements with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.9 million, or 44.1%, for the three months ended June 30, 2006, compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.5 million for the three months ended June 30, 2005 consisted of the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005.

Income Taxes

Income taxes were $0.2 million for the three months ended June 30, 2006, compared to $0.3 million for the same period in 2005, a decrease of $0.1 million, or 36.2%. The decrease in income taxes was primarily due to a $0.1 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenue

Net revenue for the six months ended June 30, 2006, increased by $1.0 million, or 6.0% from the same period of 2005. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Retransmission compensation was $1.0 million for the six months ended June 30, 2006, compared to $0.3 million for the same period in 2005, an increase of $0.7 million, or 204.7%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar was $14.8 million for the six months ended June 30, 2006, compared to $14.0 million for the same period in 2005, an increase of $0.8 million, or 5.9%. The increase was primarily attributed to an increase in the net revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.4 million for both the six months ended June 30, 2006 and 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.3 million, or 10.5% for the six months ended June 30, 2006, compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the six months ended June 30, 2006, these expenses decreased $1.8 million, or 31.6% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the six months ended June 30, 2006, decreased by $0.1 million, or 13.9% from the same period in 2005. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming.

Amortization of intangible assets for the six months ended June 30, 2006, decreased by $0.5 million, or 14.9% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the six months ended June 30, 2006, increased by $0.3 million, or 18.1%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $4.1 million for the six months ended June 30, 2006, compared to $0.9 million for the same period of 2005, an increase of $3.2 million, or 341.5%. The increase in income from operations for the six months ended June 30, 2006 was primarily attributed to the increase in total net revenue and decrease in fees incurred pursuant to local service agreements with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $1.7 million, or 40.9%, for the six months ended June 30, 2006, compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.5 million for the six months ended June 30, 2005 consisted of the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005.

Income Taxes

Income taxes were $0.6 million for the six months ended June 30, 2006, compared to $0.7 million for the same period in 2005, a decrease of $0.1 million, or 18.6%. The decrease in income taxes was primarily due to a $0.1 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$1,350	$1,936
Net cash used for investing activities	(637)	(6,644)
Net cash used for financing activities	(863)	(830)

Net decrease in cash and cash equivalents	$(150)	$(5,538)

Cash paid for interest, net	$5,851	$4,206
Cash paid for income taxes, net	$—	$11

	June 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$1,254	$1,404
Long-term debt including current portion	$171,405	$172,268
Unused commitments under senior credit facility(1)	$47,500	$47,500

(1)	As of June 30, 2006, there was approximately $28.4 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $0.6 million during the six months ended June 30, 2006 compared to the same period in 2005. The decrease was primarily due to the timing of payments made to Nexstar.

Cash paid for interest increased by $1.6 million during the six months ended June 30, 2006 compared to the same period in 2005 due to higher interest rates in 2006 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $6.0 million during the six months ended June 30, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments.

Capital expenditures were $0.6 million for the six months ended June 30, 2006, compared to $0.5 million for the six months ended June 30, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $0.4 million for the six months ended June 30, 2005 to $0.6 million for the same period in 2006.

There was no cash used for station acquisitions for the six months ended June 30, 2006, compared to $6.1 million for the six months ended June 30, 2005. Acquisition related payments for the six months ended June 30, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO.

Cash Flows – Financing Activities

There was no change for the comparative net cash flows used for financing activities for the six months ended June 30, 2006 compared to the same period in 2005, as the increase in repayments of term loans during 2006 under our senior secured credit facility was offset by payments of debt financing costs of $0.8 million made in connection with the April 2005 refinancing of our senior secured credit facility.

The April 2005 refinancing of our senior credit facility provided net cash proceeds of $0.3 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $172.7 million and the repayments of previous senior credit facility term and revolving borrowings of $172.4 million.

There were $0.9 million of scheduled term loan maturities for the six months ended June 30, 2006, compared to $0.4 million for the six months ended June 30, 2005, an increase of $0.5 million.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2006, we had debt of $171.4 million, which represented 214.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2006:

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
		(in thousands)
Senior credit facility(1)	$171,405	$864	$3,454	$3,454	$163,633

(1)	Quarterly principal payments under our senior credit facility term loan commenced on December 30, 2005.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2006, Nexstar has a maximum commitment of $216.5 million under its bank credit facility, of which $166.5 million of debt is outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Cash Requirements for Digital Television (“DTV”) Conversion

It will be expensive to convert our stations from the current analog format to the digital broadcast format. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. All of the television stations we own and operate are broadcasting at least a low power digital television signal. Digital conversion expenditures were $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 10 stations) to modify our remaining stations’ DTV transmitting equipment for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years. The FCC established dates by which all television stations were required to be broadcasting a full-power DTV signal. As of June 30, 2006, our stations WUTR, WTVO and WYOU are broadcasting with full-power digital signals. Stations that were not able to comply with full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their DTV facilities. We filed a request for extension of time to construct full-power DTV facilities for our remaining stations. The FCC has not yet acted on this request for extension of time.

No Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 32 through 33 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of June 30, 2006 there has been no material change to this information.

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

All borrowings at June 30, 2006 under our senior credit facility bear interest at 7.25%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,713	$11,570	$12,427	$13,284	$14,141

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

Dated: August 9, 2006