Form 10-Q
period 2006-09-30
MISSION BROADCASTING INC
filed 2006-11-09
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

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

As of June 30, 2006, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2006. As of October 31, 2006, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$983	$1,404
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	674	356
Current portion of broadcast rights	3,611	2,489
Prepaid expenses and other current assets	210	123
Deferred tax asset	50	—

Total current assets	5,528	4,372
Property and equipment, net	19,815	21,102
Broadcast rights	2,569	730
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	43,550	47,597
Other noncurrent assets	545	616

Total assets	$117,394	$119,804

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	3,729	2,669
Accounts payable	179	21
Accrued expenses	722	508
Interest payable	69	61
Deferred revenue	831	577
Due to Nexstar Broadcasting, Inc.	19,953	22,215

Total current liabilities	27,210	27,778
Debt	169,246	170,541
Broadcast rights payable	2,949	958
Deferred tax liabilities	5,423	4,490
Deferred revenue	295	126
Deferred gain on sale of assets	2,301	2,431
Other liabilities	2,701	2,491

Total liabilities	210,125	208,815

Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2006 and December 31, 2005	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(92,731)	(89,011)

Total shareholder’s deficit	(92,731)	(89,011)

Total liabilities and shareholder’s deficit	$117,394	$119,804

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net broadcast revenue (including barter)	$1,404	$1,141	$4,152	$3,716
Revenue from Nexstar Broadcasting, Inc.	7,836	6,847	22,620	20,812

Net revenue	9,240	7,988	26,772	24,528

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,189	1,107	3,493	3,142
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	626	534	1,716	1,560
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,955	2,850	5,855	8,550
Amortization of broadcast rights	1,116	1,169	2,929	3,402
Amortization of intangible assets	1,349	1,528	4,047	4,700
Depreciation	818	699	2,472	2,099
Loss on asset disposal, net	—	1	7	54

Total operating expenses	7,053	7,888	20,519	23,507

Income from operations	2,187	100	6,253	1,021
Interest expense, including amortization of debt financing costs	(3,257)	(2,391)	(9,129)	(6,558)
Loss on extinguishment of debt	—	—	—	(508)
Interest income	15	8	40	18

Loss before income taxes	(1,055)	(2,283)	(2,836)	(6,027)
Income tax expense	(332)	(338)	(884)	(1,016)

Net loss	$(1,387)	$(2,621)	$(3,720)	$(7,043)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,720)	$(7,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	883	1,010
Depreciation of property and equipment	2,472	2,099
Amortization of intangible assets	4,047	4,700
Amortization of debt financing costs	71	67
Amortization of broadcast rights, excluding barter	1,394	1,517
Payments for broadcast rights	(1,300)	(1,688)
Loss on asset disposal, net	7	54
Loss on extinguishment of debt	—	508
Deferred gain recognition	(130)	(130)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(318)	78
Prepaid expenses and other current assets	(87)	(31)
Other noncurrent assets	(5)	211
Taxes payable	—	(11)
Accounts payable and accrued expenses	372	(349)
Interest payable	8	7
Deferred revenue	423	461
Other noncurrent liabilities	210	144
Due to Nexstar Broadcasting, Inc.	(2,262)	923

Net cash provided by operating activities	2,065	2,527

Cash flows from investing activities:
Additions to property and equipment	(1,201)	(1,024)
Proceeds from sale of assets	10	16
Acquisition of broadcast properties and related transaction costs	—	(6,143)

Net cash used for investing activities	(1,191)	(7,151)

Cash flows from financing activities:
Proceeds from debt issuance	—	172,700
Repayment of long-term debt	(1,295)	(172,740)
Payments for debt financing costs	—	(795)

Net cash used for financing activities	(1,295)	(835)

Net decrease in cash and cash equivalents	(421)	(5,459)
Cash and cash equivalents at beginning of period	1,404	6,981

Cash and cash equivalents at end of period	$983	$1,522

Supplemental schedule of cash flow information:
Cash paid for interest	$9,051	$6,570
Cash paid for income taxes, net	$—	$11

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2006, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, 14 of which are affiliated with the NBC, ABC, CBS, Fox or My Network TV television networks and one of which is an independent station, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

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

On September 18, 2006, the UPN and WB networks merged to form a new network called The CW. The Company operated one former UPN affiliated station located in Wichita Falls, Texas. This station did not join The CW network, but instead became an affiliate of My Network TV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for this station will not have a material impact on the Company’s condensed financial position and results of operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Interim Financial Statements

The condensed financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. The Company will adopt this Statement in the first quarter 2008. Management is currently evaluating the impact of adopting SFAS No. 157, but does not presently anticipate it will have a material effect on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. Management is currently evaluating the impact the adoption of SAB No. 108 will have on the Company’s financial statements.

3.	Pending Acquisition

On April 18, 2006, Nexstar and Mission announced that they had filed an application with the Federal Communications Commission (“FCC”) for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to Mission for $5.6 million. On August 28, 2006, Nexstar and Mission entered into a time brokerage agreement whereby (a) Mission will pay Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar will pay Mission $20 thousand per month for the right to sell all commercial time on KFTA within the Fox network programming time periods. Effective August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The time brokerage agreement between Nexstar and Mission will terminate effective with the purchase of KFTA from Nexstar. Upon closing the purchase of KFTA, Mission plans to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. On June 6, 2006, Nexstar and Mission submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. On February 1, 2005, Nexstar submitted an application for renewal of KFTA’s license. On September 5, 2006, Equity submitted a petition to deny the application for the renewal of license of KFTA. With respect to Nexstar’s operation of KFTA, Nexstar has filed its response to the petition. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar – (Continued)

of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from Nexstar, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying condensed statements of operations.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar – (Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of September 30, 2006:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar(2)
KJBO-LP		My Network TV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar(2)
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar(2)
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar(2)
KCPN-LP		—	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)
KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar(2)
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar(2)
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

(2)	SSA was amended effective January 1, 2006.

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

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2013 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $0.6 million. During the three and nine months ended September 30, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.1 million and $0.4 million, respectively.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(29,994)	$36,750	$66,744	$(26,657)	$40,087
Other definite-lived intangible assets	1-15	14,117	(7,317)	6,800	14,117	(6,607)	7,510

Total intangible assets subject to amortization		$80,861	$(37,311)	$43,550	$80,861	$(33,264)	$47,597

Total amortization expense from definite-lived intangibles was $1.3 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively, and was $4.0 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2006 is approximately $5 million for each year for the years of 2006 through 2010.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both September 30, 2006 and December 31, 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2006, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the periods ended September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Beginning balance	$16,651	$16,307
Acquisitions	—	344

Ending balance	$16,651	$16,651

The consummation of the acquisition of WTVO during 2005 increased goodwill by approximately $0.3 million.

7.	Debt

Long-term debt consisted of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Term loans	$170,973	$172,268
Less: current portion	(1,727)	(1,727)

	$169,246	$170,541

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $47.5 million revolving loan. As of September 30, 2006 and December 31, 2005, Mission had $171.0 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2006, repayments of Mission’s Term Loan B totaled $1.3 million. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 7.12% and 6.28% at September 30, 2006 and December 31, 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of September 30, 2006, there were approximately $47.5 million of unused commitments under Mission’s senior secured credit facility. As of September 30, 2006, there was approximately $63.0 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

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

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The current Texas franchise tax structure will remain in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.1 million reduction in the deferred state income tax provision for the nine months ended September 30, 2006.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9.	Management Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays its sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.1 million for each of the three months ended September 30, 2006 and 2005, and $0.2 million for each of the nine months ended September 30, 2006 and 2005, which is included in selling, general and administrative expenses in the Company’s condensed statement of operations.

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital (“DTV”) transmission system. All commercial television stations in the United States were required to commence DTV operations on a schedule determined by the FCC and Congress. All of the television stations that Mission owns and operates are broadcasting at least a low-power digital television signal. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of $0.2 million per station.

Television broadcasters are currently broadcasting with both an analog signal and a DTV signal. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. See Note 5 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

The FCC also established dates by which all television stations were required to be broadcasting with a full-power DTV signal. As of September 30, 2006, Mission’s stations WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. Stations that are not in compliance with the full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their full-power DTV facilities. Mission filed a request for extension of time to construct full-power DTV facilities for its remaining stations. The FCC has not yet acted on this request for extension of time.

DTV conversion expenditures were $1.0 million and $0.6 million, respectively, for the nine months ended September 30, 2006 and 2005. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding seeking comment on how to address the issues raised by the U.S. Court of Appeals for the Third Circuit in Prometheus v. FCC, which stayed and remanded several media ownership rules that the Commission had adopted in June 2003. The proceeding also opens a comprehensive review of all of the media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, will extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At September 30, 2006, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $162.0 million outstanding under its bank credit facility.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2006, unaudited condensed statements of operations for the three and nine months ended September 30, 2006 and 2005, unaudited condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Summary

Overview of Operations

As of September 30, 2006, we owned and operated 15 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2006 with Nexstar-owned stations:

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

Recent Developments

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to us for $5.6 million. On August 28, 2006, we and Nexstar entered into a time brokerage agreement whereby (a) we will pay Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar will pay us $20 thousand per month for the right to sell all commercial time on KFTA within the Fox network programming time periods. Effective August 28, 2006, we entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The time brokerage agreement between us and Nexstar will terminate effective with the purchase of KFTA from Nexstar. Upon closing the purchase of KFTA, we plan to enter into joint sales and shared services agreements with Nexstar’s KNWA whereby KNWA will provide local news, sales and other non-programming services to KFTA.

        On May 22, 2006, two subsidiaries of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls us and our stations. On June 6, 2006, we and Nexstar submitted a joint opposition. The FCC is currently in the process of considering the KFTA assignment application. On February 1, 2005, Nexstar submitted an application for renewal of KFTA’s license. On September 5, 2006, Equity submitted a petition to deny the application for the renewal of license of KFTA. With respect to Nexstar’s operation of KFTA, Nexstar has filed its response to the petition. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Network compensation	$355	40.3	$344	61.8	$1,070	40.9	$1,247	68.1
Retransmission compensation	492	55.9	172	30.9	1,455	55.6	488	26.7
Other	33	3.8	41	7.3	92	3.5	96	5.2

Total gross revenue	880	100.0	557	100.0	2,617	100.0	1,831	100.0
Barter revenue	524		584		1,535		1,885
Revenue from Nexstar Broadcasting, Inc.	7,836		6,847		22,620		20,812

Net revenue	$9,240		$7,988		$26,772		$24,528

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$9,240	100.0	$7,988	100.0	$26,772	100.0	$24,528	100.0
Operating expenses:
Corporate expenses	203	2.2	152	1.9	605	2.3	505	2.1
Station direct operating expenses, net of trade	1,189	12.9	1,107	13.9	3,493	13.0	3,142	12.8
Selling, general and administrative expenses	423	4.6	382	4.8	1,111	4.1	1,055	4.3
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,955	21.2	2,850	35.7	5,855	21.9	8,550	34.9
Loss on asset disposal, net	—	—	1	—	7	—	54	0.2
Barter expense	524	5.7	584	7.3	1,535	5.7	1,885	7.7
Depreciation and amortization	2,167	23.5	2,227	27.9	6,519	24.4	6,799	27.7
Amortization of broadcast rights, excluding barter	592	6.4	585	7.3	1,394	5.2	1,517	6.2

Income from operations	$2,187		$100		$6,253		$1,021

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenue

Net revenue for the three months ended September 30, 2006, increased by $1.3 million, or 15.7% from the same period of 2005. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Retransmission compensation was $0.5 million for the three months ended September 30, 2006, compared to $0.2 million for the same period in 2005, an increase of $0.3 million, or 186.0%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar was $7.8 million for the three months ended September 30, 2006, compared to $6.8 million for the same period in 2005, an increase of $1.0 million, or 14.4%. The increase was primarily attributed to an increase in the net revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for both the three months ended September 30, 2006 and 2005.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.1 million, or 8.3% for the three months ended September 30, 2006, compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the three months ended September 30, 2006, these expenses decreased $0.9 million, or 31.4% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, was $0.6 million for both the three months ended September 30, 2006 and 2005.

Amortization of intangible assets for the three months ended September 30, 2006, decreased by $0.2 million, or 11.7% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the three months ended September 30, 2006, increased by $0.1 million, or 17.0%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $2.2 million for the three months ended September 30, 2006, compared to $0.1 million for the same period of 2005, an increase of $2.1 million. The increase in income from operations for the three months ended September 30, 2006 was primarily attributed to the increase in total net revenue and decrease in fees incurred pursuant to local service agreements with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.9 million, or 36.2%, for the three months ended September 30, 2006, compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our senior credit facility.

Income Taxes

Income taxes were $0.3 million for both the three months ended September 30, 2006 and 2005. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenue

Net revenue for the nine months ended September 30, 2006, increased by $2.2 million, or 9.1% from the same period of 2005. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we receive no advertising revenue because Nexstar sells all of the advertising time of our stations.

Retransmission compensation was $1.5 million for the nine months ended September 30, 2006, compared to $0.5 million for the same period in 2005, an increase of $1.0 million, or 198.2%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar was $22.6 million for the nine months ended September 30, 2006, compared to $20.8 million for the same period in 2005, an increase of $1.8 million, or 8.7%. The increase was primarily attributed to an increase in the net revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.6 million for the nine months ended September 30, 2006, compared to $0.5 million for the same period in 2005, an increase of $0.1 million, 19.8%. The increase was primarily attributed to higher audit-related services fees incurred during 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.4 million, or 9.7% for the nine months ended September 30, 2006, compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the nine months ended September 30, 2006, these expenses decreased $2.7 million, or 31.5% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the nine months ended September 30, 2006, decreased by $0.1 million, or 8.1% from the same period in 2005. The decrease was primarily attributed to broadcast rights being replaced with negotiated lower cost of broadcast programming.

Amortization of intangible assets for the nine months ended September 30, 2006, decreased by $0.7 million, or 13.9% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the nine months ended September 30, 2006, increased by $0.4 million, or 17.8%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $6.3 million for the nine months ended September 30, 2006, compared to $1.0 million for the same period of 2005, an increase of $5.3 million, or 512.4%. The increase in income from operations for the nine months ended September 30, 2006 was primarily attributed to the increase in total net revenue and decrease in fees incurred pursuant to local service agreements with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $2.6 million, or 39.2%, for the nine months ended September 30, 2006, compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.5 million for the nine months ended September 30, 2005 consisted of the write off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005.

Income Taxes

Income taxes were $0.9 million for the nine months ended September 30, 2006, compared to $1.0 million for the same period in 2005, a decrease of $0.1 million, or 13.0%. The decrease in income taxes was primarily due to a $0.1 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$2,065	$2,527
Net cash used for investing activities	(1,191)	(7,151)
Net cash used for financing activities	(1,295)	(835)

Net decrease in cash and cash equivalents	$(421)	$(5,459)

Cash paid for interest	$9,051	$6,570
Cash paid for income taxes, net	$—	$11

	September 30, 2006	December 31, 2005
	(in thousands)
Cash and cash equivalents	$983	$1,404
Long-term debt including current portion	$170,973	$172,268
Unused commitments under senior credit facility(1)	$47,500	$47,500

(1)	As of September 30, 2006, there was approximately $63.0 million of total available borrowings that could be drawn under the Nexstar and Mission senior secured credit facilities.

Cash Flows – Operating Activities

The comparative net cash provided by operating activities decreased by $0.5 million during the nine months ended September 30, 2006 compared to the same period in 2005. The decrease was primarily due to the timing of payments made to Nexstar.

Cash paid for interest increased by $2.5 million during the nine months ended September 30, 2006 compared to the same period in 2005 due to higher interest rates in 2006 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $6.0 million during the nine months ended September 30, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions. The decrease was due to a decrease in acquisition related payments.

Capital expenditures were $1.2 million for the nine months ended September 30, 2006, compared to $1.0 million for the nine months ended September 30, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $0.6 million for the nine months ended September 30, 2005 to $1.0 million for the same period in 2006.

There was no cash used for station acquisitions for the nine months ended September 30, 2006, compared to $6.1 million for the nine months ended September 30, 2005. Acquisition related payments for the nine months ended September 30, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO.

Cash Flows – Financing Activities

        The comparative net cash used for financing activities increased by $0.5 million during the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to the increase in repayments of term loans during 2006 under our senior secured credit facility. There were $1.3 million of scheduled term loan maturities for the nine months ended September 30, 2006, compared to $0.4 million for the nine months ended September 30, 2005, an increase of $0.9 million. During the nine months ended September 30,

2005, there were payments of debt financing costs of $0.8 million made in connection with the April 2005 refinancing of our senior secured credit facility.

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

Future Sources of Financing and Debt Service Requirements

As of September 30, 2006, we had debt of $171.0 million, which represented 218.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2006:

	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
	(in thousands)
Senior credit facility(1)	$170,973	$432	$3,454	$3,454	$163,633

(1)	Quarterly principal payments under our senior credit facility term loan commenced on December 30, 2005.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2006, Nexstar has a maximum commitment of $209.2 million under its bank credit facility, of which $162.0 million of debt is outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Cash Requirements for Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital (“DTV”) transmission system. It will be expensive to convert our stations from the current analog format to the digital broadcast format. All of the television stations that we own and operate are broadcasting at least a low-power digital television signal. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station.

The FCC established dates by which all television stations were required to be broadcasting with a full-power DTV signal. As of September 30, 2006, our stations WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. Stations that are not in compliance with the full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their full-power DTV facilities. We filed a request for extension of time to construct full-power DTV facilities for our remaining stations. The FCC has not yet acted on this request for extension of time.

DTV conversion expenditures were $1.0 million and $0.6 million, respectively, for the nine months ended September 30, 2006 and 2005. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 10 stations) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Acquisition

On April 18, 2006, Nexstar and us announced that we had filed an application with the FCC for consent for Nexstar to sell KFTA Channel 24 (Ft. Smith, Arkansas) to us for $5.6 million. We intend to finance the acquisition through cash on hand and borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 32 through 33 in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Management believes that as of September 30, 2006 there has been no material change to this information.

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

All borrowings at September 30, 2006 under our senior credit facility bear interest at 7.12%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of September 30, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to	Interest rate increase
	100 BPS	50 BPS	interest rate	50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,464	$11,318	$12,173	$13,028	$13,883

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

I TEM 6.	Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 9, 2006