Form 10-K
period 2006-12-31
MISSION BROADCASTING INC
filed 2007-03-15
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2006, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2006. As of January 31, 2007, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours” , “us” and the “Company” refers to Mission Broadcasting, Inc. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from the Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A. “Risk Factors” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

Available Information

We file annual, quarterly and current reports, and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov.

PART I

Item 1. Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2006, we owned and operated 15 stations. We have tripled the size of our portfolio since January 1, 2003, having acquired 10 stations. The stations that we own and operate are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. These stations are diverse in their network affiliations: 13 have primary affiliation agreements with one of the four major networks—2 with NBC, 5 with Fox, 4 with ABC, and 2 with CBS, and two stations have an agreement with MyNetworkTV.

We believe that medium-sized markets offer significant advantages over large-sized markets, most of which result from a lower level of competition. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in many of our markets only four or five local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

The stations we own and operate provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time to local and national advertisers that is paid to us by Nexstar under local service agreements.

Our principal offices are located at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2006 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

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

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that, through these local service agreements, Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2006.

Nexstar does not own Mission or Mission’s television stations. However, as a result of Nexstar Broadcasting Group’s guarantee of all obligations incurred under our senior credit facility and the arrangements under the local service agreements and purchase option agreements with us, Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission while complying with the Federal Communications Commission (“FCC”) rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2006:

Market Rank (1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
53	Wilkes Barre-Scranton, PA	WYOU	CBS	7	8/1/07
76	Springfield, MO	KOLR	CBS	6	(3)
131	Amarillo, TX	KCIT	Fox	5	(3)
		KCPN-LP	MyNetworkTV		(3)
133	Rockford, IL	WTVO	ABC	4	(3)
142	Erie, PA	WFXP	Fox	4	8/1/07
144	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
146	Wichita Falls, TX- Lawton, OK	KJTL	Fox	5	(3)
		KJBO-LP	MyNetworkTV		(3)
147	Lubbock, TX	KAMC	ABC	5	(3)
151	Terre Haute, IN	WFXW	Fox	3	(3)
164	Abilene-Sweetwater, TX	KRBC	NBC	5	(3)
169	Utica, NY	WUTR	ABC	4	6/1/07
170	Billings, MT	KHMT	Fox	4	(3)
197	San Angelo, TX	KSAN	NBC	4	(3)

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”), in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2006 4th Edition, as published by BIA Financial Network, Inc.

(3)	Application for renewal of license timely was submitted to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in a market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or Fox) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming, along with cash payments for some NBC, ABC and CBS affiliates, is provided to the affiliate by the network in exchange for the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

The television broadcast industry is in the midst of a transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel for the transition period. Television broadcasters will be required to cease analog broadcasting by February 17, 2009 and return one of their channels to the FCC.

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
WYOU	Wilkes Barre-Scranton, PA	CBS	December 2007
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2007
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	September 2009
KCIT	Amarillo, TX	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KOLR	Springfield, MO	CBS	June 2013

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. Our stations compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portal digital devices such as video IPods and cell phones which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems, such as VCRs, DVDs, and DVRs; video-on-demand and pay-per-view; the Internet; and television game devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and Fox television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner Inc., General Electric Company, Viacom Inc., News Corporation and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets; and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

Additional Competitive Factors. Additional factors that are material to a television station’s competitive position include signal coverage and assigned channel. Television stations can be distinguished by the frequency on which they broadcast. Analog television stations that broadcast over the very high frequency or VHF band (channels 2-13) of the spectrum generally have some competitive advantage over analog television stations which broadcast over the ultra-high frequency or UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission costs. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems have reduced the VHF signal advantage. In addition, any disparity between VHF and UHF is likely to diminish even further in the coming era of digital television.

The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable systems and DBS, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcasting stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. The following discussion summarizes some of the statutory and regulatory rules and policies currently in effect. For more information about the nature and extent of FCC regulation of television broadcast stations you should refer to the Communications Act and the FCC’s rules, public notices, and policies.

License Grant and Renewal. The Communications Act prohibits the operation of broadcast stations except under licenses issued by the FCC. Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if during the preceding term the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

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

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station license for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

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

Local Ownership (Duopoly Rule). Under the current duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathered” period, when reviewed by the FCC, is subject to possible extension or termination.

In July 2006, the FCC initiated a proceeding with respect to its broadcast ownership rules, including the duopoly rule. Comments and reply comments have been submitted in the proceeding and the FCC currently holding public hearings and is conducting various studies. The FCC is not anticipated to adopt new broadcast ownership rules until, at the earliest, the third quarter of 2007. In addition, the FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules.

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

We currently do not operate two full-power stations in any market.

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.

Mission’s stations have a combined national audience reach of 1.5% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media outlets, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media outlets is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media voices, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media voices in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper if the television station’s Grade A analog (NTSC) signal contour encompasses the entire community in which the newspaper is published.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

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

Direct-to-Home Satellite Services and Carriage Rights. DBS providers are permitted to carry local channels including “significantly viewed” out-of-market stations when local service is provided. Under certain circumstances, DBS providers also are permitted to provide network service from a station outside a local market for subscribers in the market who are “unserved” by a local station affiliated with the same network. In addition, DBS subscribers who were not receiving a digital signal as of December 8, 2004 may receive distant signals for digital television programming from their DBS provider if they are receiving the local analog signal of a network affiliate and the subscriber cannot receive a local digital signal of that network-affiliated station over-the-air.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three-year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying DTV signals, or adapters to receive the DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period the FCC allotted each licensed television station a second channel for broadcast of a DTV channel signal. Stations may broadcast with both analog and DTV signals until February 17, 2009, when the FCC will reclaim one of the channels and each broadcaster will operate only on a single DTV channel. Stations are required to simulcast 100% of their analog programming on the first DTV channel.

All stations were required to construct full-power DTV facilities by July 1, 2006. Broadcasters that have not constructed full-power DTV stations were permitted to request extensions of time to construct such facilities. Broadcasters that did not meet the construction deadline and did not request extension of time from the FCC to construct their facilities may have lost interference protection for their signals outside their low-power coverage areas.

Channels used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels for use by television broadcasters’ DTV stations after February 17, 2009. One of our stations has its transitional DTV channel assignment outside the core. This station will be required to change its DTV channel to an in-core channel at the end of the transition.

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

DTV Channel Election. On October 20, 2006, the FCC released an order establishing the permanent, post-transition DTV channels for all stations. Our stations with in-core DTV transition channels have been assigned their transition channels for permanent operations. Our station with a non-core DTV transition channel has been assigned an in-core channel for its permanent operations.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. Stations also may not assert must-carry rights for their DTV signals in lieu of their analog signals. If a television station operates only as a DTV station, or returns its analog channel to the FCC and converts to digital-only operations, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to subscribers on the system’s basic service tier.

The exercise of must-carry rights by a digital-only television station for its DTV signal applies only to a single programming stream and other program-related content on that stream. If a television station is concurrently broadcasting more than one program stream on its DTV signal it may select which program stream is subject to its must-carry election. Cable systems and DBS providers are not required to carry Internet, e-commerce or other ancillary services provided over DTV signals if those services are not related to the station’s primary video programming carried on the cable system and if they are not provided to viewers for free.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Since the late 1970s, the FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, television station licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning;

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Employees

As of December 31, 2006, we had a total of 33 employees, comprised of 32 full-time employees and 1 part-time employee. As of December 31, 2006, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Item 1A. Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

We have a history of net losses.

We had net losses of $2.9 million, $9.2 million and $5.5 million, respectively, for the years ended December 31, 2006, 2005 and 2004. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2006, we had $170.5 million of debt which represented 217.0% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

We guarantee the aggregate principal amount of $200.0 million of senior subordinated notes and the aggregate principal amount of $199.6 million of outstanding bank facility term and revolving loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $44.5 million of unused revolver commitments available under its senior credit facility, which is also guaranteed by us.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate have network affiliation agreements––two stations have primary affiliation agreements with NBC, two with CBS, four with ABC, five with Fox and two with MyNetworkTV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own and operate are scheduled to expire at various times beginning in December 2007 through June 2013. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

On September 18, 2006, the former UPN and WB networks merged to form The CW. The Company operated one former UPN affiliated station located in Wichita Falls, Texas. This station did not join The CW network, but instead became an affiliate of MyNetworkTV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for this station did not have a material impact on the Company’s financial position and results of operations.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal, if during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

On January 3, 2006, Cable America Corporation (“Cable America”) submitted a petition to deny the applications for renewal of license for Nexstar’s station, KSFX, and our station, KOLR, both licensed to Springfield, Missouri. Cable America alleged that Nexstar’s local service agreement arrangements with us give Nexstar improper control over our operations. We and Nexstar submitted a joint opposition to this petition to deny and Cable America submitted a reply. Cable America subsequently requested that the FCC dismiss its petition. However, the petition remains pending with the FCC.

On May 22, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) submitted a petition to deny against our application for Nexstar to assign the FCC license of its station KFTA (Fort Smith, Arkansas) to us alleging that Nexstar improperly controls us and our stations. We and Nexstar have submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. On September 5, 2006, an affiliate of Equity submitted a petition to deny Nexstar’s application for renewal of KFTA’s FCC license. The petition alleges that Nexstar’s current operations of KFTA and its station KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas violate the FCC’s rules and policies with respect to satellite stations. This matter remains pending with the FCC.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our rapid growth, our operating results will suffer.

We have experienced rapid growth. Since January 1, 2003, we have tripled the number of stations that we operate, having acquired 10 stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets.

Failure to construct full-power DTV facilities may lead to a loss of station coverage area or other FCC sanctions.

Television broadcasters are currently broadcasting both analog and DTV signals. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC.

Except for stations that have requested a waiver of the construction deadline, broadcast television stations are required to be broadcasting full-power DTV signals. As of December 31, 2006, our stations WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. Our station KOLR initiated full-power DTV broadcasts on January 19, 2007. Our remaining stations are broadcasting with a low-power DTV signal and have requested extensions of time to begin broadcasting full-power digital television signals. The FCC has not yet acted on our request for extension of time. If the FCC denies the request for extension of time, our stations may lose interference protection for their signal outside their low-power coverage area.

FCC actions may restrict our ability to enter into local service agreements with Nexstar, which would harm our operations.

We have entered into local service agreements with Nexstar for our stations. While all of our existing local service agreements comply with FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating substantial operating efficiencies, and the FCC may challenge our existing arrangements with Nexstar in the future.

On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make television joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding. However, if the FCC adopts a JSA attribution rule for television stations we will be required to comply with the rule.

Cable America alleged that our local service agreements with Nexstar give Nexstar improper control over our operations. If the FCC challenges our existing arrangements with Nexstar and determines that our arrangements violate the FCC’s rules and policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

We have a material amount of goodwill and intangible assets, and therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2006, approximately $87.6 million, or 74.4%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

Risks Related to Our Industry

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of such preemption of local programming cannot be predicted if it occurs. In addition, our stations may incur additional expenses as a result of expanded news coverage of a war or terrorist attack. The loss of revenue and increased expenses could negatively affect our results of operations.

The industry-wide mandatory conversion to digital television will require us to make significant capital expenditures without assurance that we will remain competitive with other developing technologies.

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 10 stations as of December 31, 2006) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. Digital conversion expenditures were $2.1 million, $0.8 million and $32 thousand, respectively, for the years ended December 31, 2006, 2005 and 2004.

Since digital technology allows broadcasting of multiple channels within the additional allocated spectrum, this technology could expose us to additional competition from programming alternatives.

Technological advancements and the resulting increase in programming alternatives, such as cable television, DBS systems, pay-per-view, home video and entertainment systems, video-on-demand and the Internet, have created new types of competition to television broadcast stations and will also increase competition for household audiences and advertisers.

If direct broadcast satellite companies do not carry the stations that we own and operate, we could lose audience share and revenue.

Direct broadcast satellite television companies are permitted to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and EchoStar, carry our stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations only in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate, we could lose audience share which would adversely affect our revenue and earnings.

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

In 2004 and 2006, the FCC imposed substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In addition, Congress recently increased the fines which may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

The FCC could implement legislation and/or regulations that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

The FCC’s ongoing rule making proceeding concerning implementation of the transition from analog to digital television broadcasts is likely to have a significant impact on the television industry and the operation of our stations. The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules; to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest; and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. A change to any of these rules may have a significant impact on us and the stations we own and operate.

In addition, the FCC may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office—Brecksville, OH	Leased	540 Sq. Ft.	10/14/07

(1)	The office space and studio used by WYOU are owned by Nexstar.

(2)	The office space and studio used by WFXW are owned by Nexstar.

(3)	The office space and studio used by WFXP are owned by Nexstar.

(4)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.

(5)	The office space and studio used by KSAN are owned by Nexstar.

(6)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.

(7)	The office space and studio used by KAMC are owned by Nexstar.

(8)	The office space and studio used by KHMT are owned by Nexstar.

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

We did not submit any matter to a vote of our sole shareholder during the fourth quarter of 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2006, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6. Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 has been derived from our financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Fiscal years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statement of Operations Data:
Net broadcast revenue (1)	$5,757	$4,959	$15,542	$18,750	$16,015
Revenue from Nexstar Broadcasting, Inc.(2)	32,556	28,141	21,186	10,204	12,337

Net revenue	38,313	33,100	36,728	28,954	28,352
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,710	4,271	3,935	4,342	3,406
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,390	2,232	4,639	6,562	5,364
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc. (3)	7,820	11,400	13,167	5,909	4,447
Loss on asset disposal, net	12	94	3	—	1,337
Amortization of broadcast rights	3,939	4,408	4,579	4,126	3,954
Depreciation and amortization	8,682	8,918	8,064	9,499	8,956

Income (loss) from operations	10,760	1,777	2,341	(1,484)	888
Interest expense	(12,315)	(9,193)	(5,871)	(7,574)	(8,860)
Loss on extinguishment of debt	(269)	(508)	(1,094)	(2,582)	(276)
Interest income	60	30	18	7	14
Other income, net	—	—	5	750	778

Loss before income taxes	(1,764)	(7,894)	(4,601)	(10,883)	(7,456)
Income tax expense	(1,172)	(1,330)	(1,105)	(2,724)	(884)

Loss before cumulative effect of change in accounting principle and minority interest in consolidated entity	(2,936)	(9,224)	(5,706)	(13,607)	(8,340)
Cumulative effect of change in accounting principle	—	—	—	—	(1,997)
Minority interest in consolidated entity	—	—	188	420	—

Net loss	$(2,936)	$(9,224)	$(5,518)	$(13,187)	$(10,337)

Balance Sheet Data (end of period):
Cash and cash equivalents	$3,577	$1,404	$6,981	$1,857	$526
Working capital deficit	(19,942)	(23,406)	(16,466)	(29,413)	(34,149)
Net intangible assets and goodwill	87,588	92,984	98,750	88,846	86,924
Total assets	117,726	119,804	134,894	118,044	109,879
Total debt	170,541	172,268	172,740	143,000	133,855
Total shareholder’s deficit	(91,947)	(89,011)	(79,787)	(74,269)	(61,082)

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$6,516	$3,220	$(2,108)	$9,716	$3,024
Investing activities	(2,616)	(7,529)	(22,144)	(13,196)	(9,985)
Financing activities	(1,727)	(1,268)	29,376	4,811	6,831

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$2,616	$1,400	$251	$1,204	$234
Cash payments for broadcast rights	1,726	2,211	2,080	2,044	1,933

(1)	Net broadcast revenue is defined as revenue, excluding revenue from Nexstar Broadcasting, Inc., net of agency commissions.
(2)	We have joint sales agreements with Nexstar, which permits Nexstar to sell and retain a percentage of the net revenue from the advertising time on our stations in return for monthly payments to us of the remaining percentage of the net revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for us, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(3)	We have shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K. As used in the report, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, “us” and the “Company” refer to Mission.

Overview of Operations

As of December 31, 2006, we owned and operated 15 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2006 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above. For more information about our local service agreements with Nexstar, refer to Note 5 of our financial statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder.

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. NBC, CBS and ABC compensate most of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and MyNetworkTV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future, therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated all together at some point in time.

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

On April 6, 2004, we completed our acquisition of WFXW, the Fox affiliate in Terre Haute, Indiana, for total consideration of $3.0 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made a down payment of $1.5 million against the purchase price on May 9, 2003 and paid the remaining $1.5 million on April 6, 2004, exclusive of transaction costs. Prior to our acquisition of the station, we had been providing programming and selling advertising for WFXW under a TBA.

On January 4, 2005, we completed our acquisition of WTVO, the ABC affiliate in Rockford, Illinois, for total consideration of $20.75 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made an initial payment of $15.0 million against the purchase price on November 1, 2004 to acquire substantially all of the assets of WTVO, except for its FCC license and certain transmission equipment. We paid the remaining $5.75 million on January 4, 2005, exclusive of transaction costs, for the purchase of WTVO’s FCC license and certain transmission equipment. Prior to our acquisition of the station, we had been providing programming and selling advertising for WTVO under a TBA.

Recent Developments

On April 11, 2006, we and Nexstar filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction is $5.6 million. Effective August 28, 2006, we entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. On August 28, 2006, we and Nexstar entered into a local service agreement whereby we pay Nexstar for the right to broadcast programming on KFTA and Nexstar pays us for the right to sell all advertising time on KFTA within certain time periods. The time brokerage agreement will terminate upon the assignment of KFTA’s FCC license from Nexstar to us. Upon the assignment of KFTA’s license, we plan to enter into joint sales and shared services agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

On May 22, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls us and our stations. We and Nexstar have submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. On September 5, 2006, Equity also submitted a petition to deny Nexstar’s application for the renewal of KFTA’s FCC license. With respect to Nexstar’s operation of KFTA, Nexstar filed its response to Equity’s petition to deny the license renewal. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than trade and barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue, as well as agency commissions:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Local	$—	—	$—	—	$7,427	50.1
National	—	—	—	—	3,871	26.1
Political	—	—	—	—	1,289	8.7
Retransmission compensation	2,018	56.1	786	31.0	273	1.9
Network compensation	1,460	40.6	1,627	64.2	1,849	12.5
Other	117	3.3	120	4.8	106	0.7

Total gross revenue	3,595	100.0	2,533	100.0	14,815	100.0
Less: Agency commissions	—	—	—	—	1,691	11.4

Net broadcast revenue before trade and barter	3,595	100.0	2,533	100.0	13,124	88.6
Trade and barter revenue	2,162		2,426		2,418
Revenue from Nexstar Broadcasting, Inc.	32,556		28,141		21,186

Net revenue	$38,313		$33,100		$36,728

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue	$38,313	100.0	$33,100	100.0	$36,728	100.0
Operating expenses:
Corporate expenses	941	2.5	842	2.5	776	2.1
Station direct operating expenses, net of trade	4,710	12.3	4,271	12.9	3,713	10.1
Selling, general and administrative expenses	1,449	3.8	1,390	4.2	3,863	10.5
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,820	20.4	11,400	34.4	13,167	35.9
Loss on asset disposal, net	12	—	94	0.3	3	—
Trade and barter expense	2,162	5.6	2,426	7.3	2,339	6.4
Depreciation and amortization	8,682	22.7	8,918	26.9	8,064	22.0
Amortization of broadcast rights, excluding barter	1,777	4.6	1,982	6.0	2,462	6.7

Income from operations	$10,760		$1,777		$2,341

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenue

Net revenue for the year ended December 31, 2006 increased by $5.2 million, or 15.8% from the same period of 2005. As discussed below, this increase was primarily attributed to increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we do not earn any direct advertising revenue because Nexstar sells all of the advertising time of our stations.

Retransmission compensation was $2.0 million for the year ended December 31, 2006, compared to $0.8 million for the same period in 2005, an increase of $1.2 million, or 156.7%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar under our local service agreements was $32.6 million for the year ended December 31, 2006, compared to $28.1 million for the same period in 2005, an increase of $4.5 million, or 15.7%. The increase was primarily attributed to the additional political year revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar in 2006 through the JSAs.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.9 million for the year ended December 31, 2006 compared to $0.8 million for the same period in 2005, an increase of $0.1 million, or 11.8%. The increase was primarily attributed to higher audit-related services fees incurred during 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, increased by $0.5 million, or 8.8% for the year ended December 31, 2006 compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2006, these expenses decreased $3.6 million, or 31.4% from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2006 decreased by $0.2 million, or 10.3% from the same period in 2005. The decrease was primarily attributed to our negotiating the replacement of previous program licenses at lower costs.

Amortization of intangible assets for the year ended December 31, 2006 decreased by $0.7 million, or 11.7% compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

Depreciation of property and equipment for the year ended December 31, 2006 increased by $0.5 million, or 17.0%, compared to the same period in 2005. The increase was primarily attributed to accelerating the depreciation of certain assets due to the Company’s reassessment of their estimated remaining useful lives.

Income from Operations

Income from operations was $10.8 million for the year ended December 31, 2006 compared to $1.8 million for the same period of 2005, an increase of $9.0 million, or 505.5%. The increase in income from operations for the year ended December 31, 2006 was primarily attributed to the increase in total net revenue and decrease in fees incurred pursuant to local service agreements with Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $3.1 million, or 34.0%, for the year ended December 31, 2006 compared to the same period in 2005. The increase in interest expense was primarily attributed to higher interest rates in 2006 under our senior credit facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $0.3 million for the year ended December 31, 2006 consisted of the write-off of $0.3 million of previously capitalized debt financing costs related to the reduction of the revolving loan commitment of our senior secured credit facility in December 2006. Loss on extinguishment of debt of $0.5 million for the year ended December 31, 2005 consisted of the write-off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs related to the refinancing of our senior secured credit facility in April 2005.

Income Taxes

Income taxes were $1.2 million for the year ended December 31, 2006 compared to $1.3 million for the same period in 2005, a decrease of $0.1 million, or 11.9%. The decrease in income taxes was primarily due to a $0.1 million reduction in our net deferred tax liabilities position resulting from enactment of the new Texas Margin Tax in the second quarter of 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. No tax benefit was recorded with respect to the losses for 2006 and 2005, as the utilization of such losses is not likely to be realized in the foreseeable future.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue

Total net revenue for the year ended December 31, 2005 decreased by $3.6 million, or 9.9% from the same period of 2004. On a same station basis, total net revenue for the year ended December 31, 2005 decreased by $7.1 million, or 21.1% from the same period in 2004. As of January 1, 2005, we do not earn any direct advertising revenue from advertisers because Nexstar sells all of the advertising time of our stations.

Local, national and political advertising revenue for the year ended December 31, 2005 decreased by $12.6 million, or 100.0% compared to the same period in 2004. This decrease was attributed to the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Retransmission compensation was $0.8 million for the year ended December 31, 2005 compared to $0.3 million for the same period in 2004, an increase of $0.5 million, or 187.9%. The increase in retransmission compensation was primarily the result of a significant increase in the number of retransmission consent agreements with compensation terms entered into with content distributors that provide for cash compensation, the majority of which were completed in late 2005.

Revenue from Nexstar for the year ended December 31, 2005 increased by $7.0 million, or 32.8% over the same period in 2004. Our acquisitions of WUTR and WTVO and the related JSAs with Nexstar had an increase of $3.0 million. On a same station basis, revenue from Nexstar increased by $4.0 million as a result of the JSA effective in June 2004 at KSAN, the JSA effective in July 2004 at KRBC and the JSA effective in October 2004 at each of WYOU and KODE.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.8 million for both the years ended December 31, 2005 and 2004.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses, net of trade, decreased by $1.9 million, or 25.3% for the year ended December 31, 2005 compared to the same period in 2004. The $1.9 million decrease was primarily attributed to a reduction in salary expense for production, technical and administrative personnel for services that are now provided to us by Nexstar under the SSAs.

Fees incurred pursuant to local service agreements with Nexstar relate to the fees as designated by the SSAs for services provided in the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2005, these expenses decreased $1.8 million, or 13.4% compared to the same period in 2004. A net increase of $0.1 million was attributed to the SSAs of WUTR and WTVO that were not in place or only partially in place during the year ended December 31, 2004, partially offset by a lower amount of SSA fees resulting from the amendment of the SSA of WFXW effective January 1, 2005. On a same station basis, a $1.9 million decrease was primarily attributed to a lower amount of net SSA fees resulting from the amendment of four SSAs effective January 1, 2005.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2005 decreased by $0.5 million, or 19.5% from the same period in 2004. The decrease was primarily attributed to an increased use of barter programming during 2005 as compared to cash programming, partially offset by an increase in amortization of broadcast rights from newly acquired television stations WUTR and WTVO.

Amortization of intangible assets for the year ended December 31, 2005 increased by $0.6 million, or 11.2% over the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Depreciation of property and equipment for the year ended December 31, 2005, increased by $0.2 million, or 9.2%, compared to the same period in 2004. The increase was primarily the result of the newly acquired television stations WUTR and WTVO.

Income from Operations

Income from operations was $1.8 million for the year ended December 31, 2005 compared to $2.3 million for the same period of 2004, a decrease of $0.5 million, or 24.1%. The decrease in income from operations for 2005 was primarily attributed to the decrease in total net revenue and increase in amortization of intangible assets, partially offset by the decreases in selling, general and administrative expenses and selling, general and administrative expenses paid to Nexstar, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $3.3 million, or 56.6%, for the year ended December 31, 2005 compared to the same period in 2004. The increase in interest expense was primarily attributed to higher interest rates and greater amount of debt outstanding in 2005 under our senior credit facility.

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

Income Taxes

Income taxes for the year ended December 31, 2005 were $1.3 million, compared to $1.1 million for the same period in 2004, an increase of $0.2 million, or 20.4%. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2005 and 2004, as the utilization of such losses is not likely to be realized in the foreseeable future.

Minority Interest in Consolidated Entity

The minority interest of $0.2 million for the year ended December 31, 2004 related to the recognition of $0.2 million of expenses in stations WFXW and WTVO prior to the consummation of their acquisitions as a result of the application of FIN No. 46R.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 9, 2007, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2006. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by (used for) operating activities	$6,516	$3,220	$(2,108)
Net cash used for investing activities	(2,616)	(7,529)	(22,144)
Net cash provided by (used for) financing activities	(1,727)	(1,268)	29,376

Net increase (decrease) in cash and cash equivalents	$2,173	$(5,577)	$5,124

Cash paid for interest	$12,181	$9,148	$5,711
Cash paid for income taxes, net	$—	$11	$8

	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$3,577	$1,404
Long-term debt including current portion	$170,541	$172,268
Unused commitments under senior secured credit facility(1)	$15,000	$47,500

(1)	As of December 31, 2006, all $15 million of total unused commitments under Mission’s credit facility were available for borrowing.

On December 18, 2006, we and Nexstar reallocated the total amount of revolving loan commitment under our and Nexstar’s senior secured credit facilities. In connection with the reallocation, our revolving loan commitment was reduced from $47.5 million to $15.0 million.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $3.3 million during the year ended December 31, 2006 compared to the same period in 2005 primarily due to an increase in the revenue we earned from Nexstar through JSAs.

The comparative net cash flows from operating activities increased by $5.3 million during the year ended December 31, 2005 compared to the same period in 2004 primarily due to the timing of payments for and increase in our payable to Nexstar.

Cash paid for interest increased by $3.0 million during the year ended December 31, 2006 compared to the same period in 2005 due to higher interest rates in 2006 under our senior credit facility.

Cash paid for interest increased by $3.4 million during the year ended December 31, 2005 compared to the same period in 2004 due to higher interest rates and a greater amount of debt outstanding in 2005 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash used for investing activities decreased by $4.9 million during the year ended December 31, 2006 compared to the same period in 2005. Cash flows from investing activities consist primarily of cash used for capital additions and station acquisitions.

Capital expenditures were $2.6 million for the year ended December 31, 2006, compared to $1.4 million for the year ended December 31, 2005. The increase was primarily attributable to digital conversion expenditures, which increased from $0.8 million for the year ended December 31, 2005 to $2.1 million for the same period in 2006.

There was no cash used for station acquisitions for the year ended December 31, 2006, compared to $6.1 million for the year ended December 31, 2005. Acquisition related payments for the year ended December 31, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for our acquisition of WTVO.

The comparative net cash used for investing activities increased by $14.6 million during the year ended December 31, 2005 compared to the same period in 2004 primarily due to a net increase in purchases of property and equipment and station acquisition related payments.

Capital expenditures were $1.4 million for the year ended December 31, 2005, compared to $0.3 million for the year ended December 31, 2004. The increase was primarily attributable to digital conversion expenditures, which increased from $32 thousand for the year ended December 31, 2004 to $0.8 million for the same period in 2005.

Cash used for station acquisitions was $6.1 million for the year ended December 31, 2005, compared to $22.7 million for the year ended December 31, 2004. Acquisition related payments for the year ended December 31, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for the acquisition of WTVO. Acquisition related payments for the year ended December 31, 2004 included the $3.7 million purchase price, exclusive of transaction costs, for our acquisition of WUTR, the remaining $1.5 million payment, exclusive of transaction costs, for the acquisition of WFXW, the initial $15.0 million payment, exclusive of transaction costs, for our acquisition of WTVO and the payment of $0.9 million for the accounts receivable of WTVO as of November 1, 2004.

Cash Flows – Financing Activities

The comparative net cash used for financing activities increased by $0.5 million during the year ended December 31, 2006, compared to the same period in 2005, primarily due to the increase in repayments of term loans during 2006 under our senior secured credit facility. Scheduled term loan maturities were $1.7 million for the year ended December 31, 2006 compared to $0.8 million for the year ended December 31, 2005, an increase of $0.9 million. In 2005, scheduled term loan maturities under our Term Loan B did not commence until December 30, 2005 and we made no principal payments in the second and third quarters of 2005. During the year ended December 31, 2005, cash used for financing activities included payments of debt financing costs of $0.8 million made in connection with the April 2005 refinancing of our senior secured credit facility.

The April 2005 refinancing of our senior credit facility provided net cash proceeds of $0.3 million, before the payment of transaction fees and expenses, consisting of gross proceeds obtained under senior credit facility term loans of $172.7 million and the repayments of previous senior credit facility term and revolving borrowings of $172.4 million.

The comparative net cash flows from financing activities decreased by $30.6 million during the year ended December 31, 2005 compared to the same period in 2004 primarily due to a decrease in the amount of net proceeds received from refinancing our long-term debt obligations in the current year compared to the net amounts received from the prior year’s financing activities combined with an increase in payments for debt financing costs made in connection with the refinancing of our senior credit facility.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2006, we had debt of $170.5 million, which represented 217.0% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2006, all $15 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2006:

	Total	2007	2008-2009	2010-2011	Thereafter
		(in thousands)
Mission senior credit facility	$170,541	$1,727	$3,454	$3,454	$161,906

Interest payments on our senior credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our senior credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to, new credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2006, Nexstar has a maximum commitment of $244.1 million under its bank credit facility, of which $199.6 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Cash Requirements for DTV Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. It will be expensive to convert our stations from the current analog format to the digital broadcast format. All of the television stations that we own and operate are broadcasting at least a low-power digital television signal. The Company’s conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station.

The FCC established dates by which all television stations were required to be broadcasting with a full-power DTV signal. As of December 31, 2006, our stations WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. Our station KOLR initiated full-power DTV broadcasts on January 19, 2007. Stations that are not in compliance with the full-power DTV broadcasting dates were permitted to request an extension of time from the FCC to complete the build-out of their full-power DTV facilities. We filed a request for extension of time to construct full-power DTV facilities for our remaining stations. The FCC has not yet acted on this request for extension of time.

DTV conversion expenditures were $2.1 million, $0.8 million and $32 thousand, respectively, for the years ended December 31, 2006, 2005 and 2004. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 10 stations as of December 31, 2006) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Transaction

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction is $5.6 million. We intend to finance the acquisition through cash on hand and borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Senior credit facility	$170,541	$1,727	$3,454	$3,454	$161,906
Cash interest on debt	67,016	12,079	23,434	22,970	8,533
Broadcast rights current cash commitments(1)	2,540	1,329	831	318	62
Broadcast rights future cash commitments	2,480	264	1,344	847	25
Operating lease obligations	17,958	938	1,721	1,853	13,446

Total contractual cash obligations	$260,535	$16,337	$30,784	$29,442	$183,972

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2006 in the amount of $3.0 million.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Valuation of Intangible Assets

The process of establishing the value of intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”) requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of independent appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital and our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a station-by-station basis. The projected future cash flows used to test FCC licenses exclude network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. We completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2006, 2005 and 2004, which resulted in no impairment being recognized in 2006, 2005 and 2004.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates to is less than its carrying value.

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2006 and 2005 since the accounts receivable balance consisted primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled , we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2006, the amounts of our current broadcast rights and non-current broadcast rights were $2.9 million and $2.1 million, respectively.

Characterization of SSA Fees

We present the fees incurred pursuant to SSAs with Nexstar as an operating expense in our financial statements. Our decision to characterize the SSA fees in this manner is based on our conclusion that (a) the benefit our stations receive from these local service agreements is sufficiently separate from the consideration paid to us from Nexstar under JSAs, (b) we can reasonably estimate the fair value of the benefit our stations receive under the SSA agreement, and (c) the SSA fee we pay to Nexstar does not exceed the estimated fair value of the benefit our stations receive.

Trade and Barter Transactions

In the past, we had traded certain advertising time for various goods and services. These transactions were recorded at the estimated fair value of the goods or services received. We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We had no trade revenue for the years ended December 31, 2006 and 2005, respectively, and recorded $0.3 million of trade revenue for the year ended December 31, 2004. We recorded barter revenue of $2.2 million, $2.4 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. We incurred barter expense of $2.2 million, $2.4 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgments about potential actions by counterparties.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Under SFAS No. 155, an entity must irrevocably elect, on an instrument-by-instrument basis, to apply fair value accounting to a hybrid financial instrument in its entirety in lieu of separately accounting for the instrument as a host contract and derivative instrument. Additionally, SFAS No. 155 clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company is January 1, 2007. The Company does not intend to issue or acquire the hybrid financial instruments included in the scope of SFAS No. 155 and does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Any cumulative effect of the change in accounting principle resulting from the adoption of this Interpretation will be recorded as an adjustment to the opening accumulated deficit balance. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. The Company will adopt this Statement in the first quarter of 2008. Management is currently evaluating the impact of adopting SFAS No. 157, but does not presently anticipate it will have a material effect on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. The Company has adopted the guidance expressed in SAB No. 108 as of year end December 31, 2006 and its adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at December 31, 2006 under our senior credit facility bear interest at 7.11%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of December 31, 2006 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,420	$11,273	$12,125	$12,978	$13,831

Given the interest rates that were in effect at December 31, 2005, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.7 million and $0.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.9 million and $1.7 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

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

(b) Changes in Internal Control over Financial Reporting. During the quarterly period as of the end of the period covered by this report, there have been no changes in Mission’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) above that have materially affected or are reasonably likely to materially affect Mission’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	51	President, Treasurer and Director
Nancie J. Smith	53	Vice President and Secretary
Dennis Thatcher	59	Executive Vice President and Chief Operating Officer

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

David S. Smith, as the sole director of Mission’s Board of Directors, has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

Compensation Discussion and Analysis

The Company has entered into a management services agreement with its President and Vice President which provides for their compensation in exchange for performing certain services in connection with the ownership and operations of the Company’s television stations. Under the agreement, our President David S. Smith is paid a base salary of up to $0.256 million per year. The agreement also provides for an additional cash bonus that Mr. Smith may receive based on the Company’s performance throughout the year. However, the agreement limits Mr. Smith’s total compensation to $0.375 million per year. Under the agreement, our Vice President Nancie J. Smith is paid an hourly salary for her services.

Our Chief Operating Officer is paid an annual salary that is based on his scope of responsibilities, taking into account competitive market compensation paid by other similarly situated companies for this position. The Chief Operating Officer’s salary is reviewed annually, and adjusted to ensure its alignment with market levels and taking into account individual accomplishments and overall performance in the past year. In addition, the Chief Operating Officer is eligible to earn an annual cash bonus. The Company does not utilize defined formulas when determining the bonus. The payment of the bonus is made on a discretionary basis and is meant to reward contributions which positively affect the overall success of the Company.

At this time, no other form of compensation is provided to the Company’s executive officers.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal year ended December 31, 2006.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	(in thousands)
David S. Smith	2006	$250,000	$105,000	$—	$—	$—	$—	$—	$355,000
President, Treasurer and Director

Nancie J. Smith	2006	6,240	—	—	—	—	—	—	6,240
Vice President and Secretary

Dennis Thatcher	2006	99,712	20,000	—	—	—	—	—	119,712
Executive Vice President and Chief Operating Officer

Employment Agreements

We are a party to a management agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.375 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2006:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar(2)
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar(2)
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar(2)
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar(2)
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar(2)
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar(2)
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	SSA was amended effective January 1, 2006.

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

On August 28, 2006, Mission entered into a TBA with Nexstar and the Company began providing Fox network programming for Nexstar-owned KFTA Channel 24 (Fort Smith, Arkansas) in exchange for monthly payments of $5 thousand to Nexstar. Also under the TBA, Nexstar began selling all advertising time during the Fox programming time periods in exchange for monthly payments of $20 thousand to Mission. The TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar to us. Upon completing the assignment of KFTA’s license, the Company plans to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements Mission’s stations have with Nexstar, we refer you to Note 5 to the financial statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations, subject to prior FCC approval. Our owner, David S. Smith, is a party to these option agreements. David S. Smith is not related in any way to David D. Smith, the chief executive officer of Sinclair Broadcast Group.

The following table summarizes the option agreements Mission and David S. Smith have in effect with Nexstar as of December 31, 2006:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	Fox	12/01/05	12/01/14
KJTL and	Wichita Falls, TX-Lawton, OK	Fox	06/01/99	06/01/08
KJBO-LP		MyNetworkTV	06/01/99	06/01/08
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/08
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/11
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/12
KSAN	San Angelo, TX	NBC	06/13/03	06/13/12
WFXW	Terre Haute, IN	Fox	05/09/03	05/09/12
KCIT and	Amarillo, TX	Fox	05/01/99	05/01/08
KCPN-LP		MyNetworkTV	05/01/99	05/01/08
KHMT	Billings, MT	Fox	12/30/03	12/30/12
KAMC	Lubbock, TX	ABC	12/30/03	12/30/12
KOLR	Springfield, MO	CBS	12/30/03	12/30/12
WUTR	Utica, NY	ABC	04/01/04	04/01/13
WTVO	Rockford, IL	ABC	11/01/04	11/01/13

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

We retained PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal years ended December 31, 2006 and 2005, and review the financial statements included in each of its Quarterly Reports on Form 10-Q during such fiscal years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2006 and 2005 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees (1)	$225,000	$72,750
Audit Related Fees (2)	—	—
Tax Fees (3)	48,000	48,000
All Other Fees (4)	—	—

Total	$273,000	$120,750

(1)	“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.
(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

David S. Smith, as the sole director of Mission’s Board of Directors, preapproves audit services and permitted non-audit services. All other audit related tax and other fees will be approved by David S. Smith prospectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-24 of this Annual Report on Form 10-K:

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
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities indicated on March 15, 2007.

Name	Title
/s/ David S. Smith David S. Smith	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder’s deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting, Inc. which is discussed in Notes 1, 2, 4, 5, 8 and 12 to the financial statements.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 14, 2007

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2006 and 2005

(in thousands, except share information)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,577	$1,404
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	619	356
Current portion of broadcast rights	2,919	2,489
Prepaid expenses and other current assets	145	123
Deferred tax asset	84	—

Total current assets	7,344	4,372

Property and equipment, net	20,420	21,102
Broadcast rights	2,121	730
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	42,201	47,597
Other noncurrent assets	253	616

Total assets	$117,726	$119,804

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	3,028	2,669
Accounts payable	379	21
Accrued expenses	997	508
Interest payable	102	61
Deferred revenue	886	577
Due to Nexstar Broadcasting, Inc.	20,167	22,215

Total current liabilities	27,286	27,778
Debt	168,814	170,541
Broadcast rights payable	2,467	958
Deferred tax liabilities	5,746	4,490
Deferred revenue	337	126
Deferred gain on sale of assets	2,258	2,431
Other liabilities	2,765	2,491

Total liabilities	209,673	208,815

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(91,947)	(89,011)

Total shareholder’s deficit	(91,947)	(89,011)

Total liabilities and shareholder’s deficit	$117,726	$119,804

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Net broadcast revenue	$5,757	$4,959	$15,542
Revenue from Nexstar Broadcasting, Inc.	32,556	28,141	21,186

Net revenue	38,313	33,100	36,728

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	4,710	4,271	3,935
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,390	2,232	4,639
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,820	11,400	13,167
Amortization of broadcast rights	3,939	4,408	4,579
Amortization of intangible assets	5,396	6,109	5,492
Depreciation	3,286	2,809	2,572
Loss on asset disposal, net	12	94	3

Total operating expenses	27,553	31,323	34,387

Income from operations	10,760	1,777	2,341
Interest expense, including amortization of debt financing costs	(12,315)	(9,193)	(5,871)
Loss on extinguishment of debt	(269)	(508)	(1,094)
Interest income	60	30	18
Other income, net	—	—	5

Loss before income taxes	(1,764)	(7,894)	(4,601)

Income tax expense	(1,172)	(1,330)	(1,105)

Loss before minority interest in consolidated entity	(2,936)	(9,224)	(5,706)

Minority interest in consolidated entity	—	—	188

Net loss	$(2,936)	$(9,224)	$(5,518)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2004	1,000	$1	$(1)	$(74,269)	$(74,269)
Net loss	—	—	—	(5,518)	(5,518)

Balance at December 31, 2004	1,000	1	(1)	(79,787)	(79,787)
Net loss	—	—	—	(9,224)	(9,224)

Balance at December 31, 2005	1,000	1	(1)	(89,011)	(89,011)
Net loss	—	—	—	(2,936)	(2,936)

Balance at December 31, 2006	1,000	$1	$(1)	$(91,947)	$(91,947)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(2,936)	$(9,224)	$(5,518)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	1,172	1,327	1,096
Provision for bad debts	—	—	46
Depreciation of property and equipment	3,286	2,809	2,572
Amortization of intangible assets	5,396	6,109	5,492
Amortization of debt financing costs	94	91	149
Amortization of broadcast rights, excluding barter	1,777	1,982	2,462
Payments for broadcast rights	(1,726)	(2,211)	(2,080)
Loss on asset disposal, net	12	94	3
Loss on extinguishment of debt	269	508	1,094
Deferred gain recognition	(173)	(173)	(173)
Minority interest in consolidated entity	—	—	(188)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(263)	92	4,217
Prepaid expenses and other current assets	(22)	22	(80)
Other noncurrent assets	(4)	209	(27)
Taxes payable	—	(14)	(2)
Accounts payable and accrued expenses	847	(463)	(424)
Interest payable	41	40	1
Deferred revenue	520	511	(6)
Other noncurrent liabilities	274	218	310
Due to Nexstar Broadcasting, Inc.	(2,048)	1,293	(11,052)

Net cash provided by (used for) operating activities	6,516	3,220	(2,108)

Cash flows from investing activities:
Additions to property and equipment	(2,636)	(1,401)	(252)
Proceeds from sale of assets	20	1	1
Acquisition of broadcast properties and related transaction costs	—	(6,129)	(22,693)
Change in restricted cash	—	—	800

Net cash used for investing activities	(2,616)	(7,529)	(22,144)

Cash flows from financing activities:
Proceeds from debt issuance	—	172,700	152,000
Repayment of long-term debt	(1,727)	(173,172)	(152,760)
Proceeds from revolver draws	—	—	30,500
Payments for debt financing costs	—	(796)	(364)

Net cash provided by (used for) financing activities	(1,727)	(1,268)	29,376

Net increase (decrease) in cash and cash equivalents	2,173	(5,577)	5,124

Cash and cash equivalents at beginning of year	1,404	6,981	1,857

Cash and cash equivalents at end of year	$3,577	$1,404	$6,981

Supplemental schedule of noncash activities:
Cash paid for interest	$12,181	$9,148	$5,711

Cash paid for income taxes, net	$—	$11	$8

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2006, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations all of which were affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 5).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company's ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 9, 2007, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2006, enabling Mission to continue to operate as a going concern.

On September 18, 2006, the UPN and WB networks merged to form a new network called The CW. The Company operated one former UPN affiliated station located in Wichita Falls, Texas. This station did not join The CW network, but instead became an affiliate of MyNetworkTV, a new primetime programming network that began operating on September 5, 2006. Management believes the change in affiliation for this station did not have a material impact on the Company’s financial position and results of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2006 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and WTVO

(1)	Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both a shared service agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

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

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. Mission anticipates that through these local service agreements, Nexstar will continue to receive substantially all of Mission’s available cash, after payments for debt service costs, generated by the stations listed above.

Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

Nexstar does not own Mission or Mission’s television stations. However, as a result of the guarantee of all obligations incurred under Mission’s senior secured credit facility by Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries (“Nexstar Broadcasting Group”) and the arrangements under the local service agreements and purchase option agreements with Nexstar, Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with the FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46R”), the Company will consolidate an entity when it is determined that the Company is the primary beneficiary of such entity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, trade and barter transactions, the recoverability of broadcast rights and the carrying amounts, recoverability, and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts at December 31, 2006 and 2005 given the composition of its accounts receivable at those dates. The Company had no bad debt expense for the years ended December 31, 2006 and 2005, and recorded bad debt expense of $46 thousand for the year ended December 31, 2004 which was included in selling, general and administrative expenses in the Company’s statement of operations.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising by Nexstar under JSAs, network compensation and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the time spots are aired.

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

•	Retransmission compensation is recognized based on the number of subscribers over the contract period.

•	Other revenues, which may include tower rent revenue and other similar activities from time to time, are recognized in the period during which the services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.2 million, $2.4 million and $2.1 million of barter revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.2 million, $2.4 million and $2.1 million of barter expense for the years ended December 31, 2006, 2005 and 2004, respectively, which was included in amortization of broadcast rights in the Company’s statement of operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. The Company had no trade revenue for the years ended December 31, 2006 and 2005, respectively, and recorded $0.3 million of trade revenue for the year ended December 31, 2004.

Trade expense is recognized when services or merchandise received are used. The Company had no trade expense for the years ended December 31, 2006 and 2005, respectively, and recorded $0.2 million of trade expense for the year ended December 31, 2004, which was included in direct operating expenses in the Company’s statement of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company writes down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the statement of operations.

Property and Equipment

Property and equipment is stated at cost. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 39 years (see Note 6).

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Network Affiliation Agreements

Network affiliation agreements are stated at estimated fair value at the date of acquisition using a discounted cash flow method. Amortization is computed on a straight-line basis over the estimated useful life of 15 years.

Each of the Company’s stations has a network affiliation agreement pursuant to which the broadcasting network provides programming to the station during specified time periods, including prime time. Under the affiliation agreements with NBC, CBS and ABC, most of the Company’s stations receive compensation for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and MyNetworkTV do not provide for compensation.

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

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis.

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2006, 2005 and 2004, which resulted in no impairment being recognized for the Company in 2006, 2005 and 2004.

The Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carry amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future cash flow derived from the operation to which the asset relates to is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2006 and 2005, debt financing costs of $0.3 million and $0.6 million, respectively, were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company had no advertising expense for the year ended December 31, 2006 and 2005 and incurred advertising costs in the amount of $0.1 million for the year ended December 31, 2004, which were included in selling, general and administrative expenses in the Company’s statement of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Financial Instruments

The carrying amount of cash and cash equivalents, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company's term loan and revolving credit facility are adjusted regularly to reflect current market rates. Accordingly, the carrying amount of the Company's term loan and revolving credit facility approximates fair value.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company establishes tax contingency reserves (“tax reserves”) based on management’s periodic reviews of its tax return positions. Based on these reviews, tax reserves are adjusted due to changes in facts and circumstances, such as the progress of federal and state audits, case law, emerging legislation and expiration of applicable statute of limitations. Any tax benefit from a favorable settlement of tax audits would be recorded upon final resolution of the audit or expiration of the statute of limitations. The Company’s effective tax rate includes the impact of tax reserves and changes to the reserves, including related interest, as considered appropriate by management.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for tax positions taken or expected to be taken in a tax return. FIN No. 48 requires that a tax position meet a “more-likely-than-not” threshold for the benefit of an uncertain tax position to be recognized in the financial statements. Under the Interpretation, this threshold is met if it is determined that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority that has full knowledge of all relevant information. A tax position that meets the threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement. This Interpretation also provides guidance for presentation and disclosure of the tax benefit and other related matters in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year beginning January 1, 2007. Any cumulative effect of the change in accounting principle resulting from the adoption of this Interpretation will be recorded as an adjustment to the opening accumulated deficit balance. Management is currently evaluating the impact the adoption of FIN No. 48 will have on the Company’s financial statements.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both a balance sheet and income statement approach. SAB No. 108 is effective for the first annual period ending after November 15, 2006, which is the Company’s 2006 fiscal year. The Company has adopted the guidance expressed in SAB No. 108 as of year end December 31, 2006 and its adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items and include unrealized gains and losses in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

3. Acquisitions

Purchase Acquisitions

During 2004 and 2005, the Company consummated the acquisitions listed below. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired is recorded as goodwill. The financial statements include the operating results of each business from the earlier of the TBA commencement date if required by FIN No. 46R or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
WUTR	ABC	Utica, New York	April 1, 2004
WFXW (1)	Fox	Terre Haute, Indiana	April 6, 2004
WTVO (2)	ABC	Rockford, Illinois	January 4, 2005

(1)	The Company commenced operations under a TBA on May 9, 2003 which terminated on the date of acquisition.

(2)	The Company commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.

WUTR

On December 17, 2003, Mission entered into a purchase agreement with a subsidiary of Clear Channel Communications, which owned WUTR, the ABC affiliate in Utica, New York. On April 1, 2004, Mission completed the acquisition of WUTR for total consideration of $3.7 million, exclusive of transaction costs.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

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

The following table summarizes the estimated fair values of the assets acquired. Mission estimated these fair values, including certain acquired intangible assets, with the assistance of a third-party valuation (in thousands).

Property and equipment	$7,161
Intangible assets	10,279
Goodwill	3,644

Assets acquired	$21,084

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisitions of WUTR, WFXW and WTVO had occurred on January 1, 2004:

Year Ended December 31, 2004
(in thousands)
Net revenue	$41,820
Income from operations	1,031
Loss before income taxes	(6,688)
Net loss	$(7,764)

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

4.	Pending Transaction

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is $5.6 million. On August 28, 2006, Mission and Nexstar entered into a local service agreement whereby Mission pays Nexstar for the right to broadcast programming on KFTA and Nexstar pays Mission for the right to sell all advertising time on KFTA within certain time periods. On August 28, 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. See Note 5 for a more complete discussion of the KFTA local service agreement.

On May 22, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. Nexstar and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. On September 5, 2006, Equity also submitted a petition to deny Nexstar’s application for the renewal of KFTA’s FCC license. With respect to Nexstar’s operation of KFTA, Nexstar filed its response to Equity’s petition to deny the license renewal. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

5.	Related Party Transactions

Local Service Agreements

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all of the Mission stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the advertising time of the Mission station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from Nexstar, and SSA fees incurred by Nexstar under the agreements described in the table below are reported as “Revenue from Nexstar Broadcasting, Inc.” and “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying statement of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Local Service Agreements

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2006:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar(2)
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar(2)
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar(2)
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar(2)
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar(2)
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar(2)
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar(2)
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	SSA was amended effective January 1, 2006.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

On August 28, 2006, Mission entered into a TBA with Nexstar and the Company began providing Fox network programming for Nexstar-owned KFTA Channel 24 (Fort Smith, Arkansas) in exchange for monthly payments of $5 thousand to Nexstar. Also under the TBA, Nexstar began selling all advertising time during the Fox programming time periods in exchange for monthly payments of $20 thousand to Mission. The TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar. Upon completing the assignment of KFTA’s license, the Company plans to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

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

The table below presents the revenue associated with the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2006	2005	2004
		(in thousands)
Mission Owned:
KJTL/KJBO	Joint Sales Agreement	$1,926	$1,908	$1,984
WFXP	Time Brokerage Agreement	185	151	142
KHMT	Time Brokerage Agreement	313	331	319
WFXW	Joint Sales Agreement (1)	1,083	950	995
KOLR	Joint Sales Agreement	8,450	7,071	8,172
KCIT/KCPN-LP	Joint Sales Agreement	2,005	1,834	1,754
KAMC	Joint Sales Agreement	2,859	2,652	2,386
WUTR	Joint Sales Agreement (2)	1,163	996	690
KSAN	Joint Sales Agreement (3)	932	676	429
WTVO	Joint Sales Agreement (4)	4,075	3,358	611
KRBC	Joint Sales Agreement (5)	1,607	1,152	1,101
KODE	Joint Sales Agreement (6)	2,736	2,379	879
WYOU	Joint Sales Agreement (6)	5,142	4,683	1,724
Nexstar Owned:
KFTA	Time Brokerage Agreement (7)	80	—	—

	Total	$32,556	$28,141	$21,186

(1)	JSA became effective on May 9, 2003 and was amended on January 13, 2004.

(2)	JSA became effective on April 1, 2004.

(3)	JSA became effective on June 1, 2004.

(4)	JSA became effective on November 1, 2004.

(5)	JSA became effective on July 1, 2004.

(6)	JSA became effective on October 1, 2004.

(7)	TBA became effective August 28, 2006.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

The table below presents the fees incurred by Mission pursuant to the local service agreements Mission’s stations have with Nexstar.

Station	Type of Agreement	2006	2005	2004
		(in thousands)
Mission Owned:
KJTL/KJBO	Shared Services Agreement (1)	$720	$840	$840
WYOU	Shared Services Agreement (1)	1,320	2,400	3,000
KODE	Shared Services Agreement (1)	900	1,200	1,897
KRBC	Shared Services Agreement (1)	300	1,200	1,450
KSAN	Shared Services Agreement (1)	120	600	350
WFXW	Shared Services Agreement (2)	120	120	1,200
KCIT/KCPN-LP	Shared Services Agreement (1)	600	720	720
KAMC	Shared Services Agreement (1)	900	1,200	1,800
KOLR	Shared Services Agreement	1,800	1,800	1,800
WUTR	Shared Services Agreement (3)	120	120	90
WTVO	Shared Services Agreement (1)	900	1,200	20
Nexstar Owned:
KFTA	Time Brokerage Agreement (4)	20	—	—

	Total	$7,820	$11,400	$13,167

(1)	SSA was amended effective January 1, 2006.

(2)	SSA became effective on May 9, 2003 and was amended on January 13, 2004.

(3)	SSA became effective on April 1, 2004.

(4)	TBA became effective on August 28, 2006.

Management Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder up to $0.375 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, which is included in selling, general and administrative expenses in the Company’s statement of operations.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2006	2005
Buildings and building improvements	39	$6,522	$6,499
Land and land improvements	N/A-39	1,479	1,479
Leasehold improvements	term of lease	60	60
Studio and transmission equipment	5-15	29,578	29,797
Office equipment and furniture	3-7	1,618	1,684
Vehicles	5	1,149	1,271
Construction in progress	N/A	2,422	63

		42,828	40,853
Less: accumulated depreciation		(22,408)	(19,751)

Property and equipment, net of accumulated depreciation		$20,420	$21,102

The Company recorded depreciation expense in the amounts of $3.3 million, $2.8 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment—(Continued)

previously being depreciated over various remaining useful lives which extended from 2013 to 2020, is now being depreciated over a remaining useful life of three years. This change will increase annual depreciation expense by approximately $0.6 million. During the year ended December 31, 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.5 million.

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into noncancellable operating leases with the buyer for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2006 and 2005 was approximately $2.4 million and $2.6 million, respectively ($0.2 million was included in current liabilities at December 31, 2006 and 2005).

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,744	$(31,106)	$35,638	$66,744	$(26,657)	$40,087
Other definite-lived intangible assets	1-15	14,117	(7,554)	6,563	14,117	(6,607)	7,510

Total intangible assets subject to amortization		$80,861	$(38,660)	$42,201	$80,861	$(33,264)	$47,597

Total amortization expense from definite-lived intangibles for the years ended December 31, 2006, 2005 and 2004 was $5.4 million, $6.1 million and $5.5 million, respectively.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets recorded on its books as of December 31, 2006 (in thousands):

Year ending December 31,
2007	$5,396
2008	$5,396
2009	$5,396
2010	$5,396
2011	$5,341

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both December 31, 2006 and 2005. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

During 2005, the consummation of the acquisition of WTVO increased goodwill by approximately $0.3 million. During 2006, there were no changes to the carrying amount of goodwill.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Term loans	$170,541	$172,268
Less: current portion	(1,727)	(1,727)

	$168,814	$170,541

Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. The Mission Facility consists of a Term Loan B and a $15.0 million revolving loan (as revised on December 18, 2006 in connection with the reallocation of Mission’s revolving loan commitment which was reduced from $47.5 million to $15.0 million). Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2006 and 2005, Mission had $170.5 million and $172.3 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B matures in October 2012, and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the year ended December 31, 2006 repayments of Mission’s Term Loan B totaled $1.7 million. The revolving loan is not subject to incremental reduction and matures in April 2012. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 7.11% and 6.28% at December 31, 2006 and 2005, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2006, there were approximately $15.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2006, all $15 million of total unused commitments under the Mission credit facility were available for borrowing.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under Mission’s bank credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

Debt Maturities

At December 31, 2006, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2007	$1,727
2008	1,727
2009	1,727
2010	1,727
2011	1,727
Thereafter	161,906

$170,541

Loss on Extinguishment of Debt

The redemption, repayment, refinancing, or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The reduction of Mission’s revolving loan commitment under its senior secured credit facility in December 2006 resulted in the write-off of $0.3 million of previously capitalized debt financing costs. The refinancing of Mission’s senior secured credit facility in April 2005 resulted in the write-off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs during the second quarter of 2005. The amendment of Mission’s senior secured credit facility in August 2004 resulted in the write-off of $0.8 million of previously capitalized debt financing costs and $0.3 million of transaction costs during the third quarter of 2004. These amounts are included in loss on extinguishment of debt.

The following table summarizes the amounts included in loss on extinguishment of debt resulting from the transactions described above:

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Reduction of Mission’s revolving loan commitment	$269	$—	$—
Refinancing of Mission’s senior secured credit facility	—	508	—
Amendment of Mission’s senior secured credit facility	—	—	1,094

Total loss on extinguishment of debt	$269	$508	$1,094

9. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2006 and 2005, the Company had authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

10. Income Taxes

The provision for income taxes consisted of the following components:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	—	3	23

	—	3	23

Deferred tax expense:
Federal	1,062	1,179	974
State	110	148	122

	1,172	1,327	1,096

Income tax expense	$1,172	$1,330	$1,119

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Income Taxes—(Continued)

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Tax benefit at 35% statutory federal rate	$(617)	$(2,763)	$(1,606)
Change in valuation allowance	1,471	4,323	3,173
State and local taxes, net of federal benefit	318	(231)	(459)
Other, net	—	1	11

Income tax expense	$1,172	$1,330	$1,119

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,638	$28,857
Other intangible assets	3,630	3,663
Deferred revenue	1,340	1,022
Other	618	317

Total deferred tax assets	36,226	33,859
Valuation allowance	(35,584)	(33,773)

Net deferred tax assets	642	86

Deferred tax liabilities:
Goodwill	(2,050)	(1,610)
FCC licenses	(3,694)	(2,880)
Other	(560)	(86)

Total deferred tax liabilities	(6,304)	(4,576)

Net deferred tax liability	$(5,662)	$(4,490)

The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings. The valuation allowance increased by $1.8 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively, related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2006, the Company has NOLs available of approximately $79.3 million, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2012 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The former Texas franchise tax structure remained in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. In accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company has recalculated its deferred tax assets and liabilities based on the change in tax law. The effect of the Margin Tax and temporary credit decreased the Company’s net deferred tax liabilities position resulting in approximately a $0.1 million reduction in the deferred state income tax provision for the year ended December 31, 2006.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals. See Note 6 for a discussion of the impact this new legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Except for stations which have requested waiver of the construction deadline, broadcast television stations are required to be broadcasting a full-power DTV signal. As of December 31, 2006, Mission’s stations WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. Mission’s station KOLR initiated full-power DTV broadcasts on January 19, 2007. The Company’s remaining stations are broadcasting a low-power DTV signal and have requested extension of time to begin broadcasting full-power digital television signals. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for extension of time, the stations may lose interference protection for their signals outside the low-power coverage area.

DTV conversion expenditures were $2.1 million, $0.8 million and $32 thousand, respectively, for the years ended December 31, 2006, 2005 and 2004. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

On June 21, 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, will extend into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

12. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2006 (in thousands):

Year ended December 31,
2007	$264
2008	729
2009	615
2010	518
2011	329
Thereafter	25

Future minimum payments for unavailable cash broadcast rights	$2,480

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies—(Continued)

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under these operating leases are as follows at December 31, 2006 (in thousands):

Year ended December 31,
2007	$938
2008	848
2009	873
2010	905
2011	948
Thereafter	13,446

Future minimum lease payments under operating leases	$17,958

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a Term Loan B and a $82.5 million revolving loan (as revised on December 18, 2006).

Mission is also a guarantor of $200.0 million of 7% senior subordinated notes (“7% Notes”) due 2014 issued by Nexstar. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At December 31, 2006, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $199.6 million outstanding under its bank credit facility.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

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

12. Commitments and Contingencies—(Continued)

Litigation

From time to time, the Company is involved in claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

13. Employment Benefits

Retirement Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Mission recorded contributions of $12 thousand, $13 thousand and $16 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

14. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
(in thousands)
Year ended December 31, 2004	$170	$46	$—	$(216)	$—
Year ended December 31, 2005	—	—	—	—	—
Year ended December 31, 2006	—	—	—	—	—

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Deductions	Balance at End of Period
	(in thousands)
Year ended December 31, 2004	$30,342	$—	$982	$—	$31,324
Year ended December 31, 2005	31,324	—	2,449	—	33,773
Year ended December 31, 2006	33,773	—	1,811	—	35,584

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.

Exhibit No.	Exhibit Index
3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

4.1	Indenture, among Nexstar Finance, L.L.C., Nexstar Finance, Inc., the guarantors party thereto and The Bank of New York, as successor to United States Trust Company of New York, dated as of March 16, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

4.3	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Bastet Broadcasting, Inc., Mission Broadcasting of Wichita Falls, Inc., Nexstar Broadcasting Group, L.L.C. and The Bank of New York, as successor to United States Trust Company of New York, dated as of May 17, 2001. (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.1	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.5	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.6	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.7	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.8	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.15	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.19	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.20	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.21	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.22	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.23	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.24	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.25	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.26	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.27	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.28	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.29	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.30	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.31	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.32	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.33	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.34	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.35	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.36	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.38	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on October 8, 2004).

10.39	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.40	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.41	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.42	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.43	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.44	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc., on April 6, 2005)

14.1	Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP on March 14, 2007.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

* Filed Herewith