Form 10-Q
period 2007-03-31
MISSION BROADCASTING INC
filed 2007-05-14
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2006. As of April 30, 2007, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,456	$3,577
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	627	619
Current portion of broadcast rights	2,225	2,919
Prepaid expenses and other current assets	82	145
Deferred tax asset	82	84

Total current assets	4,472	7,344

Property and equipment, net	20,344	20,420
Broadcast rights	1,655	2,121
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	40,852	42,201
Other noncurrent assets	242	253

Total assets	$112,952	$117,726

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,300	3,028
Taxes payable	16	—
Accounts payable	580	379
Accrued expenses	621	997
Interest payable	67	102
Deferred revenue	910	886
Due to Nexstar Broadcasting, Inc.	18,283	20,167

Total current liabilities	24,504	27,286

Debt	168,382	168,814
Broadcast rights payable	1,982	2,467
Deferred tax liabilities	6,077	5,746
Deferred revenue	379	337
Deferred gain on sale of assets	2,214	2,258
Other liabilities	1,330	2,765

Total liabilities	204,868	209,673

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both March 31, 2007 and December 31, 2006	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(91,916)	(91,947)

Total shareholder’s deficit	(91,916)	(91,947)

Total liabilities and shareholder’s deficit	$112,952	$117,726

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net broadcast revenue	$1,667	$1,369
Revenue from Nexstar Broadcasting, Inc.	7,172	6,976

Net revenue	8,839	8,345

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,224	1,139
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	528	501
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	1,950
Amortization of broadcast rights	950	945
Amortization of intangible assets	1,349	1,349
Depreciation	836	781
Loss on asset disposal, net	1	7

Total operating expenses	6,853	6,672

Income from operations	1,986	1,673
Interest expense, including amortization of debt financing costs	(3,126)	(2,789)
Interest income	20	13

Loss before income taxes	(1,120)	(1,103)

Income tax expense	(349)	(337)

Net loss	$(1,469)	$(1,440)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three Months Ended March 31, 2007

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2007 (Unaudited)	1,000	$1	$(1)	$(91,947)	$(91,947)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	1,500	1,500
Net loss	—	—	—	(1,469)	(1,469)

Balance at March 31, 2007 (Unaudited)	1,000	$1	$(1)	$(91,916)	$(91,916)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,469)	$(1,440)
Adjustments to reconcile net loss to net cash used for operating activities:
Deferred income taxes	333	336
Depreciation of property and equipment	836	781
Amortization of intangible assets	1,349	1,349
Amortization of debt financing costs	11	24
Amortization of broadcast rights, excluding barter	374	428
Payments for broadcast rights	(423)	(505)
Loss on asset disposal, net	1	7
Deferred gain recognition	(44)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(8)	(235)
Prepaid expenses and other current assets	63	61
Other noncurrent assets	(5)	(4)
Taxes payable	16	—
Accounts payable and accrued expenses	(175)	55
Interest payable	(35)	(28)
Deferred revenue	66	175
Other noncurrent liabilities	65	75
Due to Nexstar Broadcasting, Inc.	(1,884)	(1,121)

Net cash used for operating activities	(929)	(85)

Cash flows from investing activities:
Additions to property and equipment	(762)	(176)
Proceeds from sale of assets	2	4

Net cash used for investing activities	(760)	(172)

Cash flows used for financing activities:
Repayment of long-term debt	(432)	(431)

Net decrease in cash and cash equivalents	(2,121)	(688)
Cash and cash equivalents at beginning of period	3,577	1,404

Cash and cash equivalents at end of period	$1,456	$716

Supplemental schedule of cash flow information:
Cash paid for interest	$3,150	$2,794
Cash paid for income taxes, net	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2007, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3). As more fully described in Note 9, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 7 for further discussion of the Company’s unrecognized tax benefits.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company will adopt the provisions of this Statement beginning in fiscal 2008. Management is currently evaluating the impact the adoption of SFAS No. 159 will have on the Company’s financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

3. Local Service Agreements with Nexstar

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all of Mission’s stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the advertising time of the Mission station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.”, and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in accompanying condensed statements of operations.

The arrangements under the local service agreements each Mission station has entered into with Nexstar has had the effect of Nexstar receiving substantially all of the available cash, after Mission’s payment of operating costs and debt service, generated by the Company’s stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for operating costs and debt service, generated by its stations.

On August 28, 2006, Mission entered into a TBA with Nexstar and the Company began providing Fox network programming to Nexstar-owned KFTA Channel 24 (Fort Smith, Arkansas) in exchange for monthly payments of $5 thousand to Nexstar. Also under the TBA, Nexstar began selling all advertising time during the Fox programming time periods in exchange for monthly payments of $20 thousand to Mission. The TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar (see Note 4).

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Local Service Agreements with Nexstar—(Continued)

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of March 31, 2007:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox MyNetworkTV	SSA JSA	5/31/09 5/31/09	$60 thousand per month paid to Nexstar 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar

			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar

			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar

			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar

			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar

			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox MyNetworkTV	SSA JSA	4/30/09 4/30/09	$50 thousand per month paid to Nexstar 70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA JSA	2/15/09 2/15/09	$75 thousand per month paid to Nexstar 70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA JSA	2/15/09 2/15/09	$150 thousand per month paid to Nexstar 70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA JSA	3/31/14 3/31/14	$10 thousand per month paid to Nexstar 70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of the WTVO net revenue collected each month received from Nexstar

Nexstar-owned:
KFTA	Ft. Smith-Fayetteville- Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Pending Transaction

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, Mission and Nexstar entered into a local service agreement (see Note 3) whereby Mission pays Nexstar for the right to broadcast programming on KFTA and Nexstar pays Mission for the right to sell all advertising time on KFTA within certain time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. Upon completing the assignment of KFTA’s license, the Company plans to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

In May 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls Mission and its stations. Nexstar and Mission submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. In September 2006, Equity also submitted a petition to deny Nexstar’s application for the renewal of KFTA’s FCC license. Nexstar has filed its response to Equity’s petition to deny the license renewal. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

5. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(32,219)	$34,525	$66,744	$(31,106)	$35,638
Other definite-lived intangible assets	1-15	14,117	(7,790)	6,327	14,117	(7,554)	6,563

Total intangible assets subject to amortization		$80,861	$(40,009)	$40,852	$80,861	$(38,660)	$42,201

Total amortization expense from definite-lived intangibles for both the three months ended March 31, 2007 and 2006 was $1.3 million. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2007 is approximately $5 million for each year for the years of 2007 through 2011.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both March 31, 2007 and December 31, 2006. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2007, the Company did not identify any events that would trigger an impairment assessment.

During the three-month period ended March 31, 2007, there were no changes to the carrying amount of goodwill.

6. Debt

Long-term debt consisted of the following:

	March 31, 2007	December 31, 2006
	(in thousands)
Term loans	$170,109	$170,541

Less: current portion	(1,727)	(1,727)

	$168,382	$168,814

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Debt—(Continued)

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2007 and December 31, 2006, Mission had $170.1 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2007 repayments of Mission’s Term Loan B totaled $0.4 million. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 7.10% and 7.11% at March 31, 2007 and December 31, 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of March 31, 2007, there were approximately $15.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2007, all $15.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.1 million, which did not materially change as of March 31, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. Due to the existence of a valuation allowance, their reversal will have no effect on the Company’s effective tax rate or financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years after 2002. Additionally, any NOLs that were generated in prior years and that are utilized in the future may be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8. FCC Regulatory Matters

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. In 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals.

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2007, Mission’s stations KOLR, WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. The Company’s remaining stations are broadcasting low-power DTV signals. Mission has requested extension of time to begin broadcasting full-power digital television signals for its remaining stations. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2007 and 2006. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, has extended into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a Term Loan B and a $82.5 million revolving loan.

Mission is also a guarantor of $200.0 million of 7% senior subordinated notes (“7% Notes”) due 2014 issued by Nexstar. The 7% Notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At March 31, 2007, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $199.2 million outstanding under its bank credit facility.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2007, unaudited condensed statements of operations and cash flows for the three months ended March 31, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Summary

Overview of Operations

As of March 31, 2007, we owned and operated 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2007 with Nexstar:

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

(2)

We have both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) for each of these stations. The SSA allows the Nexstar station in the market to provide certain services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSA permits Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

The arrangements under the local service agreements each Mission station has entered into with Nexstar has had the effect of Nexstar receiving substantially all of the available cash, after our payments of operating costs and debt service, generated by our stations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after our payments for operating costs and debt service, generated by our stations. For more information about our local service agreements with Nexstar, refer to Note 3 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Developments

On April 11, 2006, we and Nexstar filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction is set at $5.6 million. Also in 2006, we entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. On August 28, 2006, we and Nexstar entered into a local service agreement whereby we pay Nexstar for the right to broadcast programming on KFTA and Nexstar pays us for the right to sell all advertising time within certain time periods. The time brokerage agreement will terminate upon the assignment of KFTA’s FCC license from Nexstar to us. Upon completing the assignment of KFTA’s license, we plan to enter into joint sales and shared services agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

In May 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the KFTA assignment application alleging that Nexstar improperly controls us and our stations. We and Nexstar have submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. In September 2006, Equity also submitted a petition to deny Nexstar’s application for the renewal of KFTA’s FCC license. Nexstar has filed its response to Equity’s petition to deny the license renewal. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
	(in thousands, except percentages)
Retransmission compensation	$538	49.3	$475	55.7
Network compensation	501	45.9	344	40.4
Other	52	4.8	33	3.9

Net broadcast revenue before barter	1,091	100.0	852	100.0
Barter revenue	576		517
Revenue from Nexstar Broadcasting, Inc.	7,172		6,976

Net revenue	$8,839		$8,345

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$8,839	100.0	$8,345	100.0
Operating expenses:
Corporate expenses	217	2.5	154	1.8
Station direct operating expenses, net of trade	1,224	13.8	1,139	13.6
Selling, general and administrative expenses	311	3.5	347	4.2
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	22.2	1,950	23.4
Loss on asset disposal, net	1	—	7	—
Barter expense	576	6.5	517	6.2
Depreciation and amortization	2,185	24.7	2,130	25.5
Amortization of broadcast rights, excluding barter	374	4.2	428	5.1

Income from operations	$1,986		$1,673

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenue

Net revenue for the three months ended March 31, 2007, increased by $0.5 million, or 5.9% from the same period of 2006. This increase was primarily attributed to the increase in revenue from Nexstar.

Revenue from Nexstar was $7.2 million for the three months ended March 31, 2007, compared to $7.0 million for the same period in 2006, an increase of $0.2 million, or 2.8%. The increase was primarily attributed to increases in the local and national revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs. The increase also included revenue generated from the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Compensation from retransmission consent and network affiliation agreements was $1.0 million for the three months ended March 31, 2007, compared to $0.8 million for the same period in 2006, an increase of $0.2 million, or 26.9%.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, were $0.2 million for both the three months ended March 31, 2007 and 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, increased by $0.1 million, or 7.4% for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily due to an increase in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $2.0 million for both the three months ended March 31, 2007 and 2006. Although relatively unchanged, these fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006, these fees did increase in 2007.

Amortization of broadcast rights, excluding barter, for the three months ended March 31, 2007, decreased by $0.1 million, or 12.8% from the same period in 2006. The decrease was primarily attributed to our negotiating program licenses at lower costs in the later half of fiscal 2006.

Amortization of intangible assets was $1.3 million for both the three months ended March 31, 2007 and 2006.

Depreciation of property and equipment for the three months ended March 31, 2007, increased by $0.1 million, or 7.0%, compared to the same period in 2006. The increase was primarily attributed to depreciation incurred from recent capital additions.

Income from Operations

Income from operations was $2.0 million for the three months ended March 31, 2007, compared to $1.7 million for the same period of 2006, an increase of $0.3 million, or 18.7%. The increase in income from operations for the three months ended March 31, 2007 was primarily attributed to the increase in total net revenue, partially offset by increases in certain operating costs, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.3 million, or 12.1%, for the three months ended March 31, 2007, compared to the same period in 2006. The increase in interest expense was primarily attributed to higher interest rates incurred in 2007 under our senior credit facility.

Income Taxes

Income tax expense was $0.3 million for both the three months ended March 31, 2007 and 2006. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 9, 2007, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31 2006. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash used for operating activities	$(929)	$(85)
Net cash used for investing activities	(760)	(172)
Net cash used for financing activities	(432)	(431)

Net decrease in cash and cash equivalents	$(2,121)	$(688)

Cash paid for interest	$3,150	$2,794
Cash paid for income taxes, net	$—	$—

	March 31, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$1,456	$3,577
Long-term debt including current portion	$170,109	$170,541
Unused commitments under senior credit facility(1)	$15,000	$15,000

(1)	As of March 31, 2007, all $15.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows—Operating Activities

The comparative net cash flows used for operating activities increased by $0.8 million during the three months ended March 31, 2007 compared to the same period in 2006. The increase was primarily due to the timing of payments made for accounts payable and accrued expenses and the timing of payments for and decrease in our payable to Nexstar, partially offset by lower payments for broadcast rights and an increase in the revenue we earn from Nexstar through JSAs.

Cash paid for interest increased by $0.4 million during the three months ended March 31, 2007 compared to the same period in 2006 due to higher interest rates incurred in 2007 under our senior credit facility.

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

Cash Flows—Investing Activities

The comparative net cash used for investing activities increased by $0.6 million during the three months ended March 31, 2007 compared to the same period in 2006. Cash flows from investing activities consisted of cash used for capital additions.

Capital expenditures were $0.8 million for the three months ended March 31, 2007, compared to $0.2 for the same period in 2006. The increase was primarily attributed to digital conversion expenditures, which increased from $0.1 million for the three months ended March 31, 2006 to $0.7 million for the same period in 2007.

Cash Flows—Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.4 million for both the three months ended March 31, 2007 and 2006.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2007, we had debt of $170.1 million, which represented 218% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2007, all $15.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2007:

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Senior credit facility	$170,109	$1,295	$3,454	$3,454	$161,906

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2007, Nexstar had a maximum commitment of $243.7 million under its bank credit facility, of which $199.2 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Cash Requirements for DTV Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. The conversion from broadcasting in the analog format to the digital format is expensive. Our conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station. All of the television stations that we own and operate are broadcasting at least a low-power digital television signal.

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2007, Mission’s stations KOLR, WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. The Company’s remaining stations are broadcasting low-power DTV signals. We have requested extension of time to begin broadcasting full-power digital television signals for our remaining stations. The FCC has not yet acted on these requests for extension of time. If the FCC denies the request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $0.7 million and $0.1 million, respectively, for the three months ended March 31, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 9 stations as of March 31, 2007) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Transaction

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction is set at $5.6 million. We intend to finance this transaction through cash on hand and borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of March 31, 2007 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) and other recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All borrowings at March 31, 2007 under our senior credit facility bear interest at 7.10%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of March 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,377	$11,227	$12,078	$12,928	$13,779

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

ITEM 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated: May 14, 2007