Form 10-Q
period 2007-06-30
MISSION BROADCASTING INC
filed 2007-08-08
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2007

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

As of June 30, 2007, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2007. As of July 31, 2007, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$3,577
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	778	619
Current portion of broadcast rights	1,624	2,919
Prepaid expenses and other current assets	24	145
Deferred tax asset	8	2

Total current assets	4,219	7,262

Property and equipment, net	20,034	20,420
Broadcast rights	1,324	2,121
FCC licenses	28,736	28,736
Goodwill	16,651	16,651
Other intangible assets, net	39,503	42,201
Other noncurrent assets	618	253
Deferred tax asset	363	82

Total assets	$111,448	$117,726

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	1,672	3,028
Taxes payable	33	—
Accounts payable	230	379
Accrued expenses	591	997
Interest payable	67	102
Deferred revenue	960	886
Due to Nexstar Broadcasting, Inc.	18,562	20,167

Total current liabilities	23,842	27,286

Debt	167,951	168,814
Broadcast rights payable	1,673	2,467
Deferred tax liabilities	6,408	5,746
Deferred revenue	421	337
Deferred gain on sale of assets	2,171	2,258
Other liabilities	1,389	2,765

Total liabilities	203,855	209,673

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30, 2007 and December 31, 2006	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(92,407)	(91,947)

Total shareholder’s deficit	(92,407)	(91,947)

Total liabilities and shareholder’s deficit	$111,448	$117,726

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net broadcast revenue	$1,659	$1,379	$3,326	$2,748
Revenue from Nexstar Broadcasting, Inc.	7,974	7,808	15,146	14,784

Net revenue	9,633	9,187	18,472	17,532

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,292	1,165	2,516	2,304
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	635	589	1,163	1,090
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	1,950	3,930	3,900
Amortization of broadcast rights	933	868	1,883	1,813
Amortization of intangible assets	1,349	1,349	2,698	2,698
Depreciation	827	873	1,663	1,654
Loss on asset disposal, net	4	—	5	7

Total operating expenses	7,005	6,794	13,858	13,466

Income from operations	2,628	2,393	4,614	4,066
Interest expense, including amortization of debt financing costs	(3,078)	(3,083)	(6,204)	(5,872)
Interest income	18	12	38	25

Loss before income taxes	(432)	(678)	(1,552)	(1,781)

Income tax expense	(59)	(215)	(408)	(552)

Net loss	$(491)	$(893)	$(1,960)	$(2,333)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Six Months Ended June 30, 2007

(in thousands, except share information)

	Common Stock				Total
	Shares	Par Value	Subscription Receivable	Accumulated Deficit	Shareholder’s Deficit
Balance at January 1, 2007 (Unaudited)	1,000	$1	$(1)	$(91,947)	$(91,947)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	1,500	1,500
Net loss	—	—	—	(1,960)	(1,960)

Balance at June 30, 2007 (Unaudited)	1,000	$1	$(1)	$(92,407)	$(92,407)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,960)	$(2,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	375	552
Depreciation of property and equipment	1,663	1,654
Amortization of intangible assets	2,698	2,698
Amortization of debt financing costs	22	47
Amortization of broadcast rights, excluding barter	764	802
Payments for broadcast rights	(818)	(905)
Loss on asset disposal, net	5	7
Deferred gain recognition	(87)	(87)
Changes in operating assets and liabilities:
Accounts receivable	(159)	(324)
Prepaid expenses and other current assets	121	103
Other noncurrent assets	(5)	(1)
Taxes payable	33	—
Accounts payable and accrued expenses	(555)	262
Interest payable	(35)	(26)
Deferred revenue	158	327
Other noncurrent liabilities	124	143
Due to Nexstar Broadcasting, Inc	(1,605)	(1,569)

Net cash provided by operating activities	739	1,350

Cash flows from investing activities:
Additions to property and equipment	(1,284)	(647)
Proceeds from sale of assets	3	10
Down payment on acquisition of station	(387)	—

Net cash used for investing activities	(1,668)	(637)

Cash flows used for financing activities:
Repayment of long-term debt	(863)	(863)

Net decrease in cash and cash equivalents	(1,792)	(150)

Cash and cash equivalents at beginning of period	3,577	1,404

Cash and cash equivalents at end of period	$1,785	$1,254

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$6,217	$5,851

Income taxes, net	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2007, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

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

On May 17, 2007, Nexstar Broadcasting Group, Inc. announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to, the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar Broadcasting Group, Inc.’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar. At this time, it is not possible to determine what, if any, impact this may have on Mission.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 8 for further discussion of the Company’s unrecognized tax benefits.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Local Service Agreements with Nexstar —(Continued)

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of June 30, 2007:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville- Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

4. Pending Transaction with Nexstar

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

5. Pending Acquisition

On June 27, 2007, Mission entered into a purchase agreement to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market, for $7.7 million in cash from Piedmont Television Holdings LLC. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007. Mission intends to finance the acquisition through borrowings under its senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2007, subject to FCC consent. Upon closing the purchase of KTVE, Mission will enter into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD will provide local news, sales and other non-programming services to KTVE.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(33,331)	$33,413	$66,744	$(31,106)	$35,638
Other definite-lived intangible assets	1-15	14,117	(8,027)	6,090	14,117	(7,554)	6,563

Total intangible assets subject to amortization		$80,861	$(41,358)	$39,503	$80,861	$(38,660)	$42,201

Total amortization expense from definite-lived intangibles was $1.3 million for both the three months ended June 30, 2007 and 2006, and was $2.7 million for both the six months ended June 30 2007 and 2006. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of June 30, 2007 is approximately $5 million for each year for the years of 2007 through 2011.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.4 million at both June 30, 2007 and December 31, 2006. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2007, the Company did not identify any events that would trigger an impairment assessment.

During the six-month period ended June 30, 2007, there were no changes to the carrying amount of goodwill.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7. Debt

Long-term debt consisted of the following:

	June 30, 2007	December 31, 2006
	(in thousands)
Term loans	$169,678	$170,541

Less: current portion	(1,727)	(1,727)

	$167,951	$168,814

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2007 and December 31, 2006, Mission had $169.7 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2007 repayments of Mission’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 7.11% at both June 30, 2007 and December 31, 2006. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of June 30, 2007, there were $15.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2007, all $15.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be used as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.3 million reduction in the deferred state income tax provision for the three and six months ended June 30, 2007.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes—(Continued)

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.1 million, which did not materially change as of June 30, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. Due to the existence of a valuation allowance, their reversal will have no effect on the Company’s effective tax rate or financial position.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2007, Mission’s stations KOLR, WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. The Company’s remaining stations are broadcasting low-power DTV signals. The FCC has granted Mission an extension of time until November 18, 2007 to begin broadcasting full-power digital television signals for its remaining stations. Mission will be required to request a further extension of time to construct full-power DTV facilities for its stations which do not initiate full-power DTV broadcasts by November 18, 2007. If the FCC denies this further request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $1.3 million and $0.6 million, respectively, for the six months ended June 30, 2007 and 2006. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which includes several public hearings to be held throughout the country, has extended into 2007. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At June 30, 2007, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $194.7 million outstanding under its bank credit facility.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2007, unaudited condensed statements of operations for the three and six months ended June 30, 2007 and 2006, unaudited condensed statement of changes in shareholder’s deficit for the six months ended June 30, 2007, unaudited condensed statements of cash flows for the six months ended June 30, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Summary

Overview of Operations

As of June 30, 2007, we owned and operated 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2007 with Nexstar:

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

Recent Developments

On May 17, 2007, Nexstar Broadcasting Group, Inc. announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to, the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar Broadcasting Group, Inc.’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar. At this time, it is not possible to determine what, if any, impact this may have on Mission.

On June 27, 2007, we entered into a purchase agreement to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market, for $7.7 million in cash from Piedmont Television Holdings LLC. Pursuant to the terms of the agreement, we made a down payment of $0.4 million against the purchase price in June 2007. We intend to finance the acquisition through borrowings under our senior secured credit facility. The acquisition is expected to close in the fourth quarter of 2007, subject to FCC consent. Upon closing the purchase of KTVE, we will enter into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD will provide local news, sales and other non-programming services to KTVE.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$646	57.9	$488	55.2	$1,184	53.6	$963	55.4
Network compensation	448	40.1	371	41.9	949	43.0	715	41.2
Other	22	2.0	26	2.9	74	3.4	59	3.4

Net broadcast revenue before barter	1,116	100.0	885	100.0	2,207	100.0	1,737	100.0
Barter revenue	543		494		1,119		1,011
Revenue from Nexstar Broadcasting, Inc.	7,974		7,808		15,146		14,784

Net revenue	$9,633		$9,187		$18,472		$17,532

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$9,633	100.0	$9,187	100.0	$18,472	100.0	$17,532	100.0
Operating expenses:
Corporate expenses	267	2.8	248	2.7	484	2.6	402	2.3
Station direct operating expenses, net of trade	1,292	13.4	1,165	12.7	2,516	13.6	2,304	13.1
Selling, general and administrative expenses	368	3.8	341	3.7	679	3.7	688	3.9
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	20.4	1,950	21.2	3,930	21.3	3,900	22.2
Loss on asset disposal, net	4	—	—	—	5	—	7	—
Barter expense	543	5.6	494	5.4	1,119	6.1	1,011	5.8
Depreciation and amortization	2,176	22.6	2,222	24.2	4,361	23.6	4,352	24.8
Amortization of broadcast rights, excluding barter	390	4.0	374	4.1	764	4.1	802	4.6

Income from operations	$2,628		$2,393		$4,614		$4,066

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Revenue

Net revenue for the three months ended June 30, 2007, increased by $0.4 million, or 4.9% from the same period of 2006. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission compensation.

Revenue from Nexstar was $8.0 million for the three months ended June 30, 2007, compared to $7.8 million for the same period in 2006, an increase of $0.2 million, or 2.1%. The increase was primarily attributed to increases in the local and national revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs. The increase also included revenue generated from the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Compensation from retransmission consent and network affiliation agreements was $1.1 million for the three months ended June 30, 2007, compared to $0.9 million for the same period in 2006, an increase of $0.2 million, or 27.5%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, increased by $19 thousand, or 7.7%, for the three months ended June 30, 2007 compared to same period in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, increased by $0.1 million, or 10.9% for the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to an increases in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $15 thousand, or 0.8%, for the three months ended June 30, 2007 compared to the same period in 2006. These fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Amortization of broadcast rights, excluding barter, was $0.4 million for both the three months ended June 30, 2007 and 2006.

Amortization of intangible assets was $1.3 million for both the three months ended June 30, 2007 and 2006.

Depreciation of property and equipment for the three months ended June 30, 2007, decreased by $46 thousand, or 5.3%, compared to the same period in 2006.

Income from Operations

Income from operations was $2.6 million for the three months ended June 30, 2007, compared to $2.4 million for the same period of 2006, an increase of $0.2 million, or 9.8%. The increase in income from operations for the three months ended June 30, 2007 was primarily attributed to the increase in total net revenue, partially offset by increases in certain operating costs, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, was $3.1 million for both the three months ended June 30, 2007 and 2006. The constant amount of interest expense was primarily attributed to continual reductions in the amount outstanding under our Term Loan B during the second half of 2006 and in 2007, offset by higher interest rates incurred in 2007 compared to 2006 under our senior credit facility.

Income Taxes

Income tax expense was $0.1 million for the three months ended June 30, 2007, compared to $0.2 million for the same period in 2006. The decrease in income taxes was primarily due to a $0.3 million increase in our deferred tax assets resulting from a newly enacted tax law that decreased our provision for deferred state income taxes in the second quarter of 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Revenue

Net revenue for the six months ended June 30, 2007, increased by $0.9 million, or 5.4% from the same period of 2006. This increase was primarily attributed to the increases in revenue from Nexstar and retransmission and network compensation.

Revenue from Nexstar was $15.1 million for the six months ended June 30, 2007, compared to $14.8 million for the same period in 2006, an increase of $0.3 million, or 2.4%. The increase was primarily attributed to an increase in the local and national revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $2.1 million for the six months ended June 30, 2007, compared to $1.7 million for the same period in 2006, an increase of $0.4 million, or 27.1%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, increased by $0.1 million, or 20.4% for the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily attributed to higher compensation costs and audit-related professional fees incurred in 2007 compared to 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, net of trade, increased by $0.2 million, or 9.2% for the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily due to an increases in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $30 thousand, or 0.8%, for the six months ended June 30, 2007 compared to the same period in 2006. These fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Amortization of broadcast rights, excluding barter, was $0.8 million for both the six months ended June 30, 2007 and 2006.

Amortization of intangible assets was $2.7 million for both the six months ended June 30, 2007 and 2006.

Depreciation of property and equipment was $1.7 million for both the six months ended June 30, 2007 and 2006.

Income from Operations

Income from operations was $4.6 million for the six months ended June 30, 2007, compared to $4.1 million for the same period of 2006, an increase of $0.5 million, or 13.5%. The increase in income from operations for the six months ended June 30, 2007 was primarily attributed to the increase in total net revenue, partially offset by increases in certain operating costs, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.3 million, or 5.7%, for the six months ended June 30, 2007, compared to the same period in 2006. The increase in interest expense was primarily attributed to higher interest rates incurred in 2007, partially offset by a reduction in the amount outstanding under our senior credit facility during 2007.

Income Taxes

Income taxes were $0.4 million for the six months ended June 30, 2007, compared to $0.6 million for the same period in 2006. The decrease in income taxes was primarily due to a $0.3 million increase in our deferred tax assets resulting from a newly enacted tax law that decreased our provision for deferred state income taxes in the second quarter of 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

On May 17, 2007, Nexstar Broadcasting Group, Inc. announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar Broadcasting Group, Inc.’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar. At this time, it is not possible to determine what, if any, impact this may have on Mission.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$739	$1,350
Net cash used for investing activities	(1,668)	(637)
Net cash used for financing activities	(863)	(863)

Net decrease in cash and cash equivalents	$(1,792)	$(150)

Cash paid for interest	$6,217	$5,851
Cash paid for income taxes, net	$—	$—

	June 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$1,785	$3,577
Long-term debt including current portion	$169,678	$170,541
Unused commitments under senior credit facility(1)	$15,000	$15,000

(1)	As of June 30, 2007, all $15.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $0.6 million during the six months ended June 30, 2007 compared to the same period in 2006. The decrease was primarily due to the timing of payments made for accounts payable and accrued expenses, partially offset by the timing of collections of accounts receivable and an increase in the revenue we earn from Nexstar through JSAs.

Cash paid for interest increased by $0.4 million during the six months ended June 30, 2007 compared to the same period in 2006 due to higher interest rates incurred in 2007 under our senior credit facility, partially offset by a reduction in the amount outstanding under our senior credit facility during 2007.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $1.0 million during the six months ended June 30, 2007 compared to the same period in 2006. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $1.3 million for the six months ended June 30, 2007, compared to $0.6 million for the same period in 2006. The increase was primarily attributed to digital conversion expenditures, which increased from $0.6 million for the six months ended June 30, 2006 to $1.3 million for the same period in 2007.

Acquisition-related payments for the six months ended June 30, 2007 consisted of a $0.4 million down payment for our pending acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.9 million for both the six months ended June 30, 2007 and 2006.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2007, we had debt of $169.7 million, which represented 219.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2007, all $15.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2007:

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
			(in thousands)
Senior credit facility	$169,678	$864	$3,454	$3,454	$161,906

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2007, Nexstar had a maximum commitment of $243.2 million under its bank credit facility, of which $194.7 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2007, Mission’s stations KOLR, WUTR, WTVO and WYOU are broadcasting with full-power DTV signals. The Company’s remaining stations are broadcasting low-power DTV signals. The FCC has granted us an extension of time until November 18, 2007 to begin broadcasting full-power digital television signals for our remaining stations. We will be required to request a further extension of time to construct full-power DTV facilities for our stations which do not initiate full-power

DTV broadcasts by November 18, 2007. If the FCC denies this further request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $1.3 million and $0.6 million, respectively, for the six months ended June 30, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 9 stations as of June 30, 2007) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Cash Requirements for Pending Transactions

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction is set at $5.6 million. We intend to finance this transaction through cash on hand and borrowings under our senior secured credit facility.

On June 27, 2007, we entered into a purchase agreement to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market for $7.7 million in cash. Pursuant to the terms of the agreement, we made a down payment of $0.4 million against the purchase price in June 2007. We intend to finance this acquisition through borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of June 30, 2007 there has been no material change to this information.

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

All borrowings at June 30, 2007 under our senior credit facility bear interest at 7.11%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,367	$11,216	$12,064	$12,912	$13,761

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
2.1	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 8, 2007