Form 10-Q
period 2007-09-30
MISSION BROADCASTING INC
filed 2007-11-07
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007

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

As of September 30, 2007, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at September 30, 2007. As of October 31, 2007, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,531	$3,577
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	724	619
Current portion of broadcast rights	3,777	2,919
Prepaid expenses and other current assets	205	145
Deferred tax asset	8	2

Total current assets	7,245	7,262

Property and equipment, net	19,665	20,420
Broadcast rights	2,534	2,121
FCC licenses	28,736	28,736
Goodwill	17,122	16,651
Other intangible assets, net	37,700	42,201
Other noncurrent assets	607	253
Deferred tax asset	361	82

Total assets	$113,970	$117,726

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	3,859	3,028
Taxes payable	49	—
Accounts payable	266	379
Accrued expenses	752	997
Interest payable	99	102
Deferred revenue	967	886
Due to Nexstar Broadcasting, Inc.	18,754	20,167

Total current liabilities	26,473	27,286

Debt	167,519	168,814
Broadcast rights payable	3,129	2,467
Deferred tax liabilities	6,746	5,746
Deferred revenue	400	337
Deferred gain on sale of assets	2,127	2,258
Other liabilities	1,444	2,765

Total liabilities	207,838	209,673

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2007 and December 31, 2006	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(93,868)	(91,947)

Total shareholder’s deficit	(93,868)	(91,947)

Total liabilities and shareholder’s deficit	$113,970	$117,726

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net broadcast revenue	$1,679	$1,404	$5,005	$4,152
Revenue from Nexstar Broadcasting, Inc.	7,206	7,836	22,352	22,620

Net revenue	8,885	9,240	27,357	26,772

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,292	1,189	3,808	3,493
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	552	626	1,715	1,716
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	1,955	5,895	5,855
Amortization of broadcast rights	1,277	1,116	3,160	2,929
Amortization of intangible assets	1,332	1,349	4,030	4,047
Depreciation	807	818	2,470	2,472
Gain on asset exchange	(317)	—	(317)	—
Loss (gain) on asset disposal, net	(1)	—	4	7

Total operating expenses	6,907	7,053	20,765	20,519

Income from operations	1,978	2,187	6,592	6,253
Interest expense, including amortization of debt financing costs	(3,106)	(3,257)	(9,310)	(9,129)
Interest income	23	15	61	40

Loss before income taxes	(1,105)	(1,055)	(2,657)	(2,836)

Income tax expense	(356)	(332)	(764)	(884)

Net loss	$(1,461)	$(1,387)	$(3,421)	$(3,720)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2007

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2007 (Unaudited)	1,000	$1	$(1)	$(91,947)	$(91,947)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	1,500	1,500
Net loss	—	—	—	(3,421)	(3,421)

Balance at September 30, 2007 (Unaudited)	1,000	$1	$(1)	$(93,868)	$(93,868)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,421)	$(3,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	715	883
Depreciation of property and equipment	2,470	2,472
Amortization of intangible assets	4,030	4,047
Amortization of debt financing costs	33	71
Amortization of broadcast rights, excluding barter	1,455	1,394
Payments for broadcast rights	(1,229)	(1,300)
Gain on asset exchange	(317)	—
Loss on asset disposal, net	4	7
Deferred gain recognition	(131)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(105)	(318)
Prepaid expenses and other current assets	(60)	(87)
Other noncurrent assets	(4)	(5)
Taxes payable	49	—
Accounts payable and accrued expenses	(358)	372
Interest payable	(3)	8
Deferred revenue	144	423
Other noncurrent liabilities	179	210
Due to Nexstar Broadcasting, Inc.	(1,413)	(2,262)

Net cash provided by operating activities	2,038	2,065

Cash flows from investing activities:
Additions to property and equipment	(1,409)	(1,201)
Proceeds from sale of assets	7	10
Down payment on acquisition of station	(387)	—

Net cash used for investing activities	(1,789)	(1,191)

Cash flows used for financing activities:
Repayment of long-term debt	(1,295)	(1,295)

Net decrease in cash and cash equivalents	(1,046)	(421)
Cash and cash equivalents at beginning of period	3,577	1,404

Cash and cash equivalents at end of period	$2,531	$983

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$9,280	$9,051

Income taxes, net	$—	$—

Non-cash investing activities:
Equipment acquired from asset exchange	$323	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2007, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3). As more fully described in Note 11, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Adoption of FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 9 for further discussion of the Company’s unrecognized tax benefits.

Nonmonetary Asset Exchanges

        In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

No. 153, “Exchanges of Nonmonetary Assets”. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

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

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of September 30, 2007:

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

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(34,444)	$32,300	$66,744	$(31,106)	$35,638
Other definite-lived intangible assets	1-15	13,117	(7,717)	5,400	14,117	(7,554)	6,563

Total intangible assets subject to amortization		$79,861	$(42,161)	$37,700	$80,861	$(38,660)	$42,201

Total amortization expense from definite-lived intangibles was $1.3 million for both the three months ended September 30, 2007 and 2006, and was $4.0 million for both the nine months ended September 30 2007 and 2006. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of September 30, 2007 is approximately $5 million for each year for the years of 2007 through 2011.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.9 million and $45.4 million at September 30, 2007 and December 31, 2006, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2007, the Company did not identify any events that would trigger an impairment assessment.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Intangible Assets and Goodwill—(Continued)

The change in carrying amount of goodwill for the nine months ended September 30, 2007 was as follows:

September 30, 2007
(in thousands)
Beginning balance	$16,651
Reclassification of an asset	471

Ending balance	$17,122

The Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets.

7. Debt

Long-term debt consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Term loans	$169,246	$170,541
Less: current portion	(1,727)	(1,727)

	$167,519	$168,814

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2007 and December 31, 2006, Mission had $169.2 million and $170.5 million, respectively, outstanding under its Term Loan B and no borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2007 repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 6.95% at both September 30, 2007 and December 31, 2006. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of September 30, 2007, there were $15.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2007, all $15.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the third quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from quoted prices obtained from manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three and nine months ended September 30, 2007, the Company recognized a gain of $0.3 million from the exchange of this equipment.

9. Income Taxes

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

On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be used as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.3 million reduction in the deferred state income tax provision for the nine months ended September 30, 2007.

At January 1, 2007, the Company had gross unrecognized tax benefits of approximately $4.1 million, which did not materially change as of September 30, 2007. The Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay, but would reduce NOLs subject to a valuation allowance. Due to the existence of a valuation allowance, their reversal will have no effect on the Company’s effective tax rate or financial position.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2003. Additionally, any NOLs that were generated in prior years and that are utilized in the future may be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

10. FCC Regulatory Matters—(Continued)

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2007, Mission’s stations KOLR, WUTR, WTVO, WYOU and KRBC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until November 18, 2007. Requests to extend the authority to broadcast low-power DTV signals for Mission’s remaining stations will be filed with the FCC before November 18, 2007. Under the FCC’s rules, these stations will be allowed to continue to operate at low-power until action is taken on the extension requests. If the FCC denies this further request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $1.4 million and $1.0 million, respectively, for the nine months ended September 30, 2007 and 2006. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At September 30, 2007, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $189.3 million outstanding under its bank credit facility.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies—(Continued)

corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2007, unaudited condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, unaudited condensed statement of changes in shareholder’s deficit for the nine months ended September 30, 2007, unaudited condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Summary

Overview of Operations

As of September 30, 2007, we owned and operated 15 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2007 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$622	56.9	$492	55.9	$1,806	54.7	$1,455	55.6
Network compensation	448	41.0	355	40.3	1,397	42.3	1,070	40.9
Other	23	2.1	33	3.8	97	3.0	92	3.5

Net broadcast revenue before barter	1,093	100.0	880	100.0	3,300	100.0	2,617	100.0
Barter revenue	586		524		1,705		1,535
Revenue from Nexstar Broadcasting, Inc.	7,206		7,836		22,352		22,620

Net revenue	$8,885		$9,240		$27,357		$26,772

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$8,885	100.0	$9,240	100.0	$27,357	100.0	$26,772	100.0
Operating expenses (income):
Corporate expenses	176	2.0	203	2.2	660	2.4	605	2.3
Station direct operating expenses, net of trade	1,292	14.5	1,189	12.9	3,808	13.9	3,493	13.0
Selling, general and administrative expenses	376	4.2	423	4.6	1,055	3.9	1,111	4.1
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,965	22.1	1,955	21.2	5,895	21.5	5,855	21.9
Gain on asset exchange	(317)	(3.6)	—	—	(317)	(1.2)	—	—
Loss (gain) on asset disposal, net	(1)	—	—	—	4	—	7	—
Barter expense	586	6.6	524	5.7	1,705	6.2	1,535	5.7
Depreciation and amortization	2,139	24.1	2,167	23.5	6,500	23.8	6,519	24.4
Amortization of broadcast rights, excluding barter	691	7.8	592	6.4	1,455	5.3	1,394	5.2

Income from operations	$1,978		$2,187		$6,592		$6,253

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Revenue

Net revenue for the three months ended September 30, 2007, decreased by $0.4 million, or 3.8% from the same period of 2006. This decrease was primarily attributed to the decrease in revenue from Nexstar discussed below.

Revenue from Nexstar was $7.2 million for the three months ended September 30, 2007, compared to $7.8 million for the same period in 2006, a decrease of $0.6 million, or 8.0%. The decrease was primarily attributed to a decrease in the political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.1 million for the three months ended September 30, 2007, compared to $0.8 million for the same period in 2006, an increase of $0.3 million, or 26.3%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, decreased by $27 thousand, or 13.3%, for the three months ended September 30, 2007 compared to same period in 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.1 million, or 3.5% for the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to an increases in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $10 thousand, or 0.5%, for the three months ended September 30, 2007 compared to the same period in 2006. These fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Amortization of broadcast rights, excluding barter, increased by $0.1 million, or 16.7%, for the three months ended September 30, 2007, compared to the same period in 2006.

Amortization of intangible assets was $1.3 million for both the three months ended September 30, 2007 and 2006.

Depreciation of property and equipment was $0.8 million for both the three months ended September 30, 2007 and 2006.

For the three months ended September 30, 2007, we recognized a gain of $0.3 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the third quarter of 2007.

Income from Operations

Income from operations was $2.0 million for the three months ended September 30, 2007, compared to $2.2 million for the same period of 2006, a decrease of $0.2 million, or 9.6%. The decrease in income from operations for the three months ended September 30, 2007 was primarily attributed to the decrease in total net revenue, partially offset by the gain on asset exchange, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $0.2 million, or 4.6%, for the three months ended September 30, 2007, compared to the same period in 2006. The lower amount of interest expense was primarily attributed to lower interest rates incurred during the three months ended September 30, 2007 compared to the same period in 2006 and continual reductions in the amount outstanding under our Term Loan B during the second half of 2006 and in 2007 under our senior credit facility.

Income Taxes

Income tax expense increased by $24 thousand for the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to a provision for current state income tax of $16 thousand in the third quarter of 2007 related to the Texas Margin Tax. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Revenue

Net revenue for the nine months ended September 30, 2007, increased by $0.6 million, or 2.2% from the same period of 2006. This increase was primarily attributed to the increases in revenue from retransmission compensation and network compensation discussed below.

Revenue from Nexstar was $22.4 million for the nine months ended September 30, 2007, compared to $22.6 million for the same period in 2006, a decrease of $0.2 million, or 1.2%. The decrease was primarily attributed to a decrease in the political revenue that

Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $3.2 million for the nine months ended September 30, 2007, compared to $2.5 million for the same period in 2006, an increase of $0.7 million, or 28.2%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, increased by $0.1 million, or 9.1% for the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily attributed to higher compensation costs incurred in 2007 compared to 2006.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.3 million, or 5.6% for the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily due to an increases in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $40 thousand, or 0.7%, for the nine months ended September 30, 2007 compared to the same period in 2006. These fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Amortization of broadcast rights, excluding barter, increased by $0.1 million, or 4.4%, for the nine months ended September 30, 2007, compared to the same period in 2006.

Amortization of intangible assets was $4.0 million for both the nine months ended September 30, 2007 and 2006.

Depreciation of property and equipment was $2.5 million for both the nine months ended September 30, 2007 and 2006.

For the nine months ended September 30, 2007, we recognized a gain of $0.3 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the third quarter of 2007.

Income from Operations

Income from operations was $6.6 million for the nine months ended September 30, 2007, compared to $6.3 million for the same period of 2006, an increase of $0.3 million, or 5.4%. The increase in income from operations for the nine months ended September 30, 2007 was primarily attributed to the increase in total net revenue and gain on asset exchange, partially offset by increases in certain operating costs, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $0.2 million, or 2.0%, for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in interest expense was primarily attributed to higher interest rates incurred during the nine months ended September 30, 2007 compared to the same period in 2006, partially offset by a reduction in the amount outstanding under our senior credit facility during 2007.

Income Taxes

        Income taxes were $0.8 million for the nine months ended September 30, 2007, compared to $0.9 million for the same period in 2006. The decrease in income taxes was primarily due to a $0.3 million reduction in our deferred state income tax provision for the nine months ended September 30, 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers. The decrease was partially offset by a provision for current state income tax of $0.1 million for the nine months ended September 30, 2007 related to the Texas Margin Tax. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. This expense has no impact on our cash flows. Based primarily on our recent history of net operating losses, we do not consider the realization of our net deferred tax assets to be more likely than not. Accordingly, we have provided a full valuation allowance for net deferred tax assets excluding deferred tax liabilities attributable to goodwill and indefinite-lived intangible assets. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

On May 17, 2007, Nexstar Broadcasting Group, Inc. announced that its Board of Directors decided to engage Goldman, Sachs & Co. to assist it in reviewing strategic alternatives including, but not limited to the sale of Nexstar. On August 3, 2007, in light of the difficult conditions in the financing markets, Nexstar Broadcasting Group, Inc.’s Board of Directors, in consultation with its financial advisor Goldman, Sachs & Co., decided to suspend discussions with prospective acquirers of Nexstar. At this time it is not possible to determine what, if any, impact this may have on Mission.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$2,038	$2,065
Net cash used for investing activities	(1,789)	(1,191)
Net cash used for financing activities	(1,295)	(1,295)

Net decrease in cash and cash equivalents	$(1,046)	$(421)

Cash paid for interest	$9,280	$9,051
Cash paid for income taxes, net	$—	$—

	September 30, 2007	December 31, 2006
	(in thousands)
Cash and cash equivalents	$2,531	$3,577
Long-term debt including current portion	$169,246	$170,541
Unused commitments under senior credit facility(1)	$15,000	$15,000

(1)	As of September 30, 2007, all $15.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $27 thousand during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease was primarily due to a decrease of $0.7 million resulting from the timing of payments made for accounts payable and accrued expenses and a decrease of $0.3 million in cash flows from deferred revenue, mostly offset by an increase of $0.8 million resulting from the timing of payments made to reduce our payable to Nexstar and an increase of $0.2 million resulting from the timing of collections of accounts receivable.

Cash paid for interest increased by $0.2 million during the nine months ended September 30, 2007 compared to the same period in 2006 due to higher interest rates incurred during the nine months ended September 30, 2007 compared to the same period in 2006 under our senior credit facility, partially offset by a reduction in the amount outstanding under our senior credit facility during 2007.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $0.6 million during the nine months ended September 30, 2007 compared to the same period in 2006. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $1.4 million for the nine months ended September 30, 2007, compared to $1.2 million for the same period in 2006. The increase was primarily attributed to digital conversion expenditures, which increased from $1.0 million for the nine months ended September 30, 2006 to $1.4 million for the same period in 2007.

Acquisition-related payments for the nine months ended September 30, 2007 consisted of a $0.4 million down payment for our pending acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $1.3 million for both the nine months ended September 30, 2007 and 2006.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2007, we had debt of $169.2 million, which represented 224.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2007, all $15.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2007:

	Total	Remainder of 2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Senior credit facility	$169,246	$432	$3,454	$3,454	$161,906

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2007, Nexstar had a maximum commitment of $242.8 million under its bank credit facility, of which $189.3 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2007, Mission’s stations KOLR, WUTR, WTVO, WYOU and KRBC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until November 18, 2007. Requests to extend the authority to broadcast low-power DTV signals for Mission’s remaining stations will be filed with the FCC before November 18, 2007. Under the FCC’s rules, these stations will be allowed to continue to operate at low-power until action is taken on the extension requests. If the FCC denies this further request for extension of time, the stations may lose interference protection for their signals outside their low-power coverage area.

DTV conversion expenditures were $1.4 million and $1.0 million, respectively, for the nine months ended September 30, 2007 and 2006. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 8 stations as of September 30, 2007) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

No Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management believes that as of September 30, 2007 there has been no material change to this information.

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”.

These transactions are recorded at the estimated fair market value of the equipment received. We derive our estimate of fair market value from quoted prices obtained from manufacturers and vendors for the specific equipment we acquire. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

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

All borrowings at September 30, 2007 under our senior credit facility bear interest at 6.95%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of September 30, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(in thousands)
Senior credit facility	$10,067	$10,913	$11,759	$12,606	$13,452

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Index

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificationof David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 7, 2007