Form 10-K
period 2007-12-31
MISSION BROADCASTING INC
filed 2008-03-11
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2007, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2007. As of January 31, 2008, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours”, “us” and the “Company” refer to Mission Broadcasting, Inc. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.

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

PART I

Item 1. Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2007, we owned and operated 15 stations. We have tripled the size of our portfolio since January 1, 2003, having acquired 10 stations. The stations that we own and operate are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. These stations are diverse in their network affiliations: 13 have primary affiliation agreements with one of the four major networks––2 with NBC, 5 with Fox, 4 with ABC, and 2 with CBS, and 2 stations have an agreement with MyNetworkTV.

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

Our principal offices are located at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2007 with Nexstar-owned stations:

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

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed above.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of ten years. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. We expect these option agreements to be renewed upon expiration.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2007.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2007:

Market Rank (1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
74	Springfield, MO	KOLR	CBS	6	(3)
131	Amarillo, TX	KCIT	Fox	5	(3)
		KCPN-LP	MyNetworkTV		(3)
132	Rockford, IL	WTVO	ABC	4	(3)
142	Erie, PA	WFXP	Fox	4	(3)
145	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
148	Lubbock, TX	KAMC	ABC	5	(3)
149	Wichita Falls, TX- Lawton, OK	KJTL KJBO-LP	Fox MyNetworkTV	5	(3) (3)
151	Terre Haute, IN	WFXW	Fox	3	(3)
164	Abilene-Sweetwater, TX	KRBC	NBC	4	(3)
169	Utica, NY	WUTR	ABC	4	(3)
170	Billings, MT	KHMT	Fox	4	(3)
197	San Angelo, TX	KSAN	NBC	4	(3)

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2007 4th Edition, as published by BIA Financial Network, Inc.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems and, to a lesser extent, with newspapers, radio stations and internet advertising serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

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

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KOLR	Springfield, MO	CBS	June 2013
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network with which it is affiliated. In exchange, the network has the right to sell a substantial majority of the advertising time during these broadcasts. In addition, some stations receive compensation from the network based on the hours of network programming they broadcast.

We expect all of the network affiliation agreements listed above to be renewed upon expiration.

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

In July 2006, the FCC initiated a proceeding with respect to its broadcast ownership rules, including the duopoly rule. In a decision adopted on December 18, 2007 and released on February 4, 2008, the FCC made one change in its broadcast ownership rules – allowing local newspaper/broadcasting cross-ownership under circumstances, but determined that it would not make any other changes in its media ownership rules. It is likely that this FCC decision will be appealed. In addition, the FCC has a separate proceeding pending to determine whether to make television joint sales agreements attributable interests under its ownership rules.

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

Mission’s stations have a combined national audience reach of 1.6% of television households with the UHF discount.

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

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper except in cases where the market at issue is one of the 20 largest DMAs, and subject to other criteria and limitations.

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

If a broadcaster chooses to exercise its must-carry rights, it may request cable system carriage on its over-the-air channel or another channel on which it was carried on the cable system as of a specified date. A cable system generally must carry the station’s signal in compliance with the station’s carriage request, and in a manner that makes the signal available to all cable subscribers. However, must-carry rights are not absolute, and whether a cable system is required to carry the station on its system, or in the specific manner requested, depends on variables such as the location, size and number of activated channels of the cable system and whether the station’s programming duplicates, or substantially duplicates, the programming of another station carried on the cable system. If certain conditions are met, a cable system may decline to carry a television station that has elected must-carry status, although it is unusual for all the required conditions to exist.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2005 for the three-year period that began on January 1, 2006. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements that expire in 2008 with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). Television broadcasters are currently required to broadcast both analog and DTV signals. On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying DTV signals, or adapters to receive the DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until February 17, 2009. Stations are required to simulcast 100% of their analog programming on the first DTV channel during the transition period.

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC are broadcasting with full-power DTV signals. Our station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Mission station with the permit expiration date of August 18, 2008 unless the station is scheduled to go DTV full-power by the August 18, 2008 deadline.

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

DTV Channel Election. On October 20, 2006, the FCC released an order establishing the permanent, post-transition DTV channels for all stations. Our stations have been assigned in-core channels for their permanent DTV operations.

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. When a television station operates only as a DTV station, and returns its analog channel to the FCC and converts to digital-only operations, which, in most cases, will be on or about February 17, 2009, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to all subscribers on the system’s basic service tier.

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

Employees

As of December 31, 2007, we had a total of 33 employees, comprised of 32 full-time employees and 1 part-time employee. As of December 31, 2007, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Item 1A. Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

We have a history of net losses.

We had net losses of $4.0 million, $2.9 million and $9.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2007, we had $175.8 million of debt which represented 216.2% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

We guarantee the aggregate principal amount of $200.0 million of senior subordinated notes and the aggregate principal amount of $180.8 million of outstanding bank facility term and revolving loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $61.5 million of unused revolver commitments available under its senior credit facility, which is also guaranteed by us.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate have network affiliation agreements – 2 stations have primary affiliation agreements with NBC, 2 with CBS, 4 with ABC, 5 with Fox and 2 with MyNetworkTV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate also receive compensation from these networks.

All of the network affiliation agreements of the stations that we own and operate are scheduled to expire at various times beginning in June 2010 through June 2015. Network affiliation agreements are also subject to earlier termination by the networks under limited circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

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

On January 3, 2006, Cable America Corporation (“Cable America”)`submitted a petition to deny the applications for renewal of license for Nexstar’s station, KSFX, and our station, KOLR, both licensed to Springfield, Missouri. Cable America alleged that Nexstar’s local service agreement arrangements with us give Nexstar improper control over our operations. We and Nexstar submitted a joint opposition to this petition to deny and Cable America submitted a reply. Cable America subsequently requested that the FCC dismiss its petition. However, the petition remains pending with the FCC.

In May, 2006, two affiliates of Equity Broadcasting Corporation (“Equity”) filed a petition to deny against the station KFTA (Fort Smith, Arkansas) assignment application to assign the FCC license to us alleging that Nexstar improperly controls us and our stations. We and Nexstar submitted a joint opposition to Equity’s petition to deny. The FCC is currently considering the KFTA assignment application. In September 2006, Equity also submitted a petition to deny Nexstar’s application for renewal of KFTA’s FCC license. Nexstar has filed its response to Equity’s petition to deny the license renewal. Although management believes that the petitions have no merit, it is not possible to predict what action the FCC will take on the petitions to deny, or when it will take such action.

We began to submit renewal of license applications for our stations beginning in April 2005. We expect the FCC to renew the licenses for our stations in due course.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC are broadcasting with full-power DTV signals. Our station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Mission station with the permit expiration date of August 18, 2008 unless the station is scheduled to go DTV full-power by the August 18, 2008 deadline.

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

Cable America has alleged that our local service agreements with Nexstar give Nexstar improper control over our operations. If the FCC challenges our existing arrangements with Nexstar and determines that our arrangements violate the FCC’s rules and policies, we may be required to terminate such arrangements and we could be subject to sanctions, fines and/or other penalties.

We have a material amount of goodwill and intangible assets, and therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2007, approximately $82.2 million, or 69.1%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of the Company’s goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of the Company’s television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which the Company’s television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect the Company’s financial position and results of operations.

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

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming, and we estimate that it will require an average additional capital expenditure of approximately $1.5 million per station (for 8 stations as of December 31, 2007) to modify our stations’ DTV transmitters for full-power digital signal transmission, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. Digital conversion expenditures were $2.3 million, $2.1 million and $0.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

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

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In addition, Congress recently increased the fines which may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

Intense competition in the television industry could limit our growth and impair our ability to become profitable.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office—Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by Nexstar.

(2)	The office space and studio used by WFXW are owned by Nexstar.

(3)	The office space and studio used by WFXP are owned by Nexstar.

(4)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.

(5)	The office space and studio used by KSAN are owned by Nexstar.

(6)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.

(7)	The office space and studio used by KAMC are owned by Nexstar.

(8)	The office space and studio used by KHMT are owned by Nexstar.

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

We did not submit any matter to a vote of our sole shareholder during the fourth quarter of 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2007, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6. Selected Financial Data

The selected historical financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our financial statements. The following financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Fiscal years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Statement of Operations Data:
Net broadcast revenue (1)	$6,726	$5,757	$4,959	$15,542	$18,750
Revenue from Nexstar Broadcasting, Inc.(2)	30,556	32,556	28,141	21,186	10,204

Net revenue	37,282	38,313	33,100	36,728	28,954
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	5,148	4,710	4,271	3,935	4,342
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,280	2,390	2,232	4,639	6,562
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc. (3)	7,860	7,820	11,400	13,167	5,909
Gain on asset exchange	(317)	—	—	—	—
Loss on asset disposal, net	92	12	94	3	—
Amortization of broadcast rights	4,269	3,939	4,408	4,579	4,126
Depreciation and amortization	8,603	8,682	8,918	8,064	9,499

Income (loss) from operations	9,347	10,760	1,777	2,341	(1,484)
Interest expense	(12,344)	(12,315)	(9,193)	(5,871)	(7,574)
Loss on extinguishment of debt	—	(269)	(508)	(1,094)	(2,582)
Interest income	92	60	30	18	7
Other income, net	—	—	—	5	750

Loss before income taxes	(2,905)	(1,764)	(7,894)	(4,601)	(10,883)
Income tax expense	(1,135)	(1,172)	(1,330)	(1,105)	(2,724)

Loss before minority interest in consolidated entity	(4,040)	(2,936)	(9,224)	(5,706)	(13,607)
Minority interest in consolidated entity	—	—	—	188	420

Net loss	$(4,040)	$(2,936)	$(9,224)	$(5,518)	$(13,187)

Balance Sheet Data (end of period):
Cash and cash equivalents	$9,916	$3,577	$1,404	$6,981	$1,857
Working capital deficit	(11,995)	(20,024)	(23,406)	(16,466)	(29,413)
Net intangible assets and goodwill	82,226	87,588	92,984	98,750	88,846
Total assets	118,955	117,726	119,804	134,894	118,044
Total debt	175,814	170,541	172,268	172,740	143,000
Total shareholder’s deficit	(94,487)	(91,947)	(89,011)	(79,787)	(74,269)

Cash Flow Data:
Net cash provided by (used for):
Operating activities	$3,908	$6,516	$3,220	$(2,108)	$9,716
Investing activities	(2,842)	(2,616)	(7,529)	(22,144)	(13,196)
Financing activities	5,273	(1,727)	(1,268)	29,376	4,811

Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$2,455	$2,616	$1,400	$251	$1,204
Cash payments for broadcast rights	1,678	1,726	2,211	2,080	2,044

(1)	Net broadcast revenue is defined as revenue, excluding revenue from Nexstar Broadcasting, Inc., net of agency commissions.
(2)	We have joint sales agreements with Nexstar, which permits Nexstar to sell and retain a percentage of the net revenue from the advertising time on our stations in return for monthly payments to us of the remaining percentage of the net revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for us, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(3)	We have shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the financial statements and related notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K. As used in this discussion, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we”, “our”, “us” and the “Company” refer to Mission.

Overview of Operations

As of December 31, 2007, we owned and operated 15 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2007 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE and, WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission entered into a SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed above.

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. NBC, CBS and ABC compensate most of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and MyNetworkTV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated altogether at some point in time.

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

Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Station Acquisitions

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

On January 16, 2008, we completed our acquisition of KTVE, the NBC affiliate in Monroe, Louisiana-El Dorado, Arkansas, for total consideration of $7.8 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, we made an initial payment of $0.4 million against the purchase price on June 27, 2007 to acquire substantially all of the assets of KTVE. We paid the remaining $7.4 million on January 16, 2008, exclusive of transaction costs, from available cash on hand as of December 31, 2007.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Retransmission compensation	$2,423	55.1	$2,018	56.1	$786	31.0
Network compensation	1,842	41.8	1,460	40.6	1,627	64.2
Other	136	3.1	117	3.3	120	4.8

Net broadcast revenue before barter revenue	4,401	100.0	3,595	100.0	2,533	100.0
Barter revenue	2,325		2,162		2,426
Revenue from Nexstar Broadcasting, Inc.	30,556		32,556		28,141

Net revenue	$37,282		$38,313		$33,100

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue	$37,282	100.0	$38,313	100.0	$33,100	100.0
Operating expenses (income):
Corporate expenses	954	2.6	941	2.5	842	2.5
Station direct operating expenses	5,148	13.8	4,710	12.3	4,271	12.9
Selling, general and administrative expenses	1,326	3.6	1,449	3.8	1,390	4.2
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,860	21.1	7,820	20.4	11,400	34.4
Gain on asset exchange	(317)	(0.9)	—	—	—	—
Loss on asset disposal, net	92	0.2	12	—	94	0.3
Trade and barter expense	2,325	6.2	2,162	5.6	2,426	7.3
Depreciation and amortization	8,603	23.1	8,682	22.7	8,918	26.9
Amortization of broadcast rights, excluding barter	1,944	5.2	1,777	4.6	1,982	6.0

Income from operations	$9,347		$10,760		$1,777

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Revenue

Net revenue for the year ended December 31, 2007, decreased by $1.0 million, or 2.7%, from the same period in 2006. This decrease was primarily attributed to the decrease in revenue from Nexstar, partially offset by increases in revenue from retransmission compensation and network compensation, as discussed below.

Revenue from Nexstar was $30.6 million for the year ended December 31, 2007, compared to $32.6 million for the same period in 2006, a decrease of $2.0 million, or 6.1%. The decrease was primarily attributed to a decrease in the political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $4.3 million for the year ended December 31, 2007, compared to $3.5 million for the same period in 2006, an increase of $0.8 million, or 22.6%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, increased by $13 thousand, or 1.4% for the year ended December 31, 2007, compared to the same period in 2006. The increase was primarily attributed to higher compensation costs incurred in 2007 compared to 2006, partially offset by a lower amount of audit and tax preparation fees incurred in 2007.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.3 million, or 5.1% for the year ended December 31, 2007, compared to the same period in 2006. The increase was primarily due to an increases in network affiliate related fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $40 thousand, or 0.5%, for the year ended December 31, 2007 compared to the same period in 2006. These fees increased in 2007 due to the TBA entered into with Nexstar-owned KFTA that did not commence until the third quarter of 2006.

Amortization of broadcast rights, excluding barter, increased by $0.2 million, or 9.4%, for the year ended December 31, 2007, compared to the same period in 2006. The increase was primarily due to an increase in the amount of programming write-downs incurred in 2007 compared to 2006.

Amortization of intangible assets was $5.4 million for both the years ended December 31, 2007 and 2006.

Depreciation of property and equipment increased by $0.1 million, or 1.4%, for the year ended December 31, 2007, compared to the same period in 2006.

For the year ended December 31, 2007, we recognized a non-cash gain of $0.3 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the third quarter of 2007.

Income from Operations

Income from operations was $9.3 million for the year ended December 31, 2007, compared to $10.8 million for the same period of 2006, a decrease of $1.5 million, or 13.1%. The decrease in income from operations for the year ended December 31, 2007 was primarily attributed to the decrease in total net revenue and increases in certain operating costs, partially offset by the gain on asset exchange, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $29 thousand, or 0.2%, for the year ended December 31, 2007, compared to the same period in 2006. The increase in interest expense was primarily attributed to higher average interest rates incurred during the year ended December 31, 2007 compared to the same period in 2006, partially offset by a reduction in the average amount outstanding during 2007 under our senior credit facility.

Income Taxes

Income taxes were $1.1 million for the year ended December 31, 2007, compared to $1.2 million for the same period in 2006. The decrease in income taxes was primarily due to a $0.3 million reduction in our deferred state income tax provision for the year ended December 31, 2007 resulting from the enactment of recent legislation revising the Texas Margin Tax and its computation of the temporary credit for Texas business loss carryovers. The decrease was partially offset by a provision for current state income tax of $0.1 million for the year ended December 31, 2007 related to the Texas Margin Tax. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2007 and 2006, as the utilization of such losses is not likely to be realized in the foreseeable future.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.

Revenue

Net revenue for the year ended December 31, 2006 increased by $5.2 million, or 15.8%, from the same period in 2005. As discussed below, this increase was primarily attributed to increases in revenue from Nexstar and retransmission compensation. As of January 1, 2005, we do not earn any direct advertising revenue because Nexstar sells all of the advertising time of our stations.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.5 million, or 8.8% for the year ended December 31, 2006 compared to the same period in 2005. The increase was primarily due to higher programming costs relating to fees attributed to the renewal of network affiliation agreements, along with an increase in fees for news services provided by the networks.

Fees incurred pursuant to local service agreements with Nexstar relate to fees for services provided by Nexstar for the production of newscasts, technical maintenance, promotional and administrative support. For the year ended December 31, 2006, these expenses decreased $3.6 million, or 31.4%, from the same period in 2005. The decrease was primarily attributed to the amendment of certain SSAs effective January 1, 2006, which decreased our payments to Nexstar.

Amortization of broadcast rights, excluding barter, for the year ended December 31, 2006 decreased by $0.2 million, or 10.3% from the same period in 2005. The decrease was primarily attributed to our negotiating the replacement of previous program licenses at lower costs.

Amortization of intangible assets for the year ended December 31, 2006 decreased by $0.7 million, or 11.7%, compared to the same period in 2005. The decrease was primarily the result of intangible assets at certain stations becoming fully amortized.

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

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $3.1 million, or 34.0%, for the year ended December 31, 2006 compared to the same period in 2005. The increase in interest expense was primarily attributed to higher average interest rates in 2006 under our senior credit facility.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 7, 2008, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2007. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$3,908	$6,516	$3,220
Net cash used for investing activities	(2,842)	(2,616)	(7,529)
Net cash provided by (used for) financing activities	5,273	(1,727)	(1,268)

Net increase (decrease) in cash and cash equivalents	$6,339	$2,173	$(5,577)

Cash paid for interest	$12,369	$12,181	$9,148
Cash paid for income taxes, net	$—	$—	$11

	December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$9,916	$3,577
Long-term debt including current portion	$175,814	$170,541
Unused commitments under senior secured credit facility(1)	$8,000	$15,000

(1)	As of December 31, 2007, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $2.6 million during the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily due to (1) less favorable operating results as reflected in the $1.4 million increase in net loss (excluding loss on extinguishment of debt), (2) a decrease of $0.7 million resulting from the timing of payments made for accounts payable and accrued expenses, and (3) a decrease of $0.4 million in cash flows from deferred revenue, partially offset by an increase of $0.4 million resulting from the timing of payments made to reduce our payable to Nexstar.

Cash paid for interest increased by $0.2 million during the year ended December 31, 2007 compared to the same period in 2006 due to higher average interest rates incurred during the year ended December 31, 2007 compared to the same period in 2006 under our senior credit facility, partially offset by a reduction in the average amount outstanding during 2007 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $0.2 million during the year ended December 31, 2007 compared to the same period in 2006. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $2.5 million for the year ended December 31, 2007, compared to $2.6 million for the same period in 2006. The decrease was attributed to non-digital conversion expenditures which decreased by $0.3 million in 2007 compared to 2006, partially offset by digital conversion expenditures, which increased from $2.1 million for the year ended December 31, 2006 to $2.3 million for the same period in 2007.

Acquisition-related payments for the year ended December 31, 2007 consisted of $0.4 million related to the down payment for our acquisition of KTVE. There was no cash used for station acquisitions for the year December 31, 2006.

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

There was no cash used for station acquisitions for the year ended December 31, 2006, compared to $6.1 million for the year ended December 31, 2005. Acquisition-related payments for the year ended December 31, 2005 included the remaining payment of $5.75 million, exclusive of transaction costs, for our acquisition of WTVO.

Cash Flows – Financing Activities

The comparative net cash flows from financing activities increased by $7.0 million during the year ended December 31, 2007 compared to the same period in 2006 due to $7.0 million of proceeds from revolving loan borrowings made in 2007 under our senior secured credit facility. The $7.0 million borrowing in December 2007 was made in contemplation of closing on our pending acquisition of KTVE. We made a remaining payment of $7.4 million on January 16, 2008 to complete our acquisition of KTVE. Scheduled term loan maturities under our senior secured credit facility were $1.7 million for both the years ended December 31, 2007 and 2006.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2007, we had debt of $175.8 million, which represented 216.2% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2007, $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2007:

	Total	2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Mission senior credit facility	$175,814	$1,727	$3,454	$170,633	$—

Interest payments on our senior credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our senior credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2007, Nexstar had a maximum commitment of $242.3 million under its bank credit facility, of which $180.8 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of December 31, 2007 and throughout the corresponding year, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes. Nexstar anticipates compliance with all the covenants through December 31, 2008.

On April 1, 2008, Nexstar is required to redeem a principal amount of its $130.0 million 11.375% senior discount notes (“11.375% Notes”) outstanding which will be sufficient to ensure that the 11.375% Notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment is approximately $46.9 million and Nexstar expects to fund the payment with cash generated from operations and from borrowings under its senior secured credit facility.

Effective on April 1, 2008 under its bank credit facility agreement, Nexstar is required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of its total leverage ratio. Accordingly, as of June 30, 2008, the outstanding principal of $83.1 million on the 11.375% Notes will be included as debt outstanding in this covenant compliance ratio.

Given the impact of including the 11.375% notes in its June 30, 2008 total leverage ratio, Nexstar is currently pursuing certain initiatives to enhance its ability to comply with this June 30, 2008 covenant. These initiatives included modifying certain vendor payment terms which will have a more favorable impact on its cash flows relative to covenant calculations, prior to June 30, 2008. Nexstar also has repositioned approximately $13 million of capital expenditures originally planned for the first six months of 2008 into the last six months of 2008. In addition, Nexstar’s management believes that it has certain other cash management and cost containment measures that could be implemented by the management team to ensure compliance with its covenants at June 30, 2008. Notwithstanding the operational initiatives described above, Nexstar would also have the ability to seek a debt covenant waiver from its lenders.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC are broadcasting with full-power DTV signals. Our station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Mission station with the permit expiration date of August 18, 2008 unless the station is scheduled to go DTV full-power by the August 18, 2008 deadline.

DTV conversion expenditures were $2.3 million, $2.1 million and $0.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 8 stations as of December 31, 2007) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

No Off-Balance Sheet Arrangements

At December 31, 2007, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Senior credit facility	$175,814	$1,727	$3,454	$170,633	$—
Cash interest on debt	54,862	11,534	23,392	19,936	—
Broadcast rights current cash commitments(1)	2,522	1,235	893	362	32
Broadcast rights future cash commitments	3,209	351	1,875	966	17
Operating lease obligations	17,041	855	1,792	1,935	12,459
KTVE purchase price obligation	7,332	7,332	—	—	—

Total contractual cash obligations	$260,780	$23,034	$31,406	$193,832	$12,508

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2007 in the amount of $2.9 million.

As discussed in Note 11, “Income Taxes” of the Notes to the Financial Statements, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) as of January 1, 2007. At December 31, 2007, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Valuation of Goodwill and Intangible Assets

The process of establishing the value of goodwill and intangible assets and performing our annual impairment testing of goodwill and broadcast licenses (“FCC licenses”) requires us to make a significant number of assumptions and estimates in determining a fair value based on the present value of projected future cash flows (“discounted cash flows analysis”). To assist in this process, we utilize the services of independent appraisal and valuation consulting firms. The assumptions and estimates required for the discounted cash flows analysis included market revenue share, future market revenue growth, operating profit margins, cash flow multiples, weighted-average cost of capital and our ability to renew affiliation contracts, among others.

The value of FCC licenses is determined assuming a hypothetical independent start-up station whose only intangible asset is the FCC license. The value of network affiliation agreements is determined as the difference between the value derived for the hypothetical independent start-up station and the value derived assuming that the start-up station has a network affiliation.

We test the impairment of goodwill and FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment tests consist of a comparison of the assets’ fair value, based on a discounted cash flows analysis, to their carrying amount on a station-by-station basis. The projected future cash flows used to test FCC licenses exclude network compensation payments. Our estimate of future cash flows may be significantly impacted due to an adverse change in the advertising marketplace or other economic factors affecting our industry at the time the impairment tests are performed. We completed the annual test of impairment for goodwill and FCC licenses as of December 31, 2007, 2006 and 2005, which resulted in no impairment being recognized in 2007, 2006 and 2005.

We test network affiliation agreements for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The process we use for determining the recoverability of network affiliation agreements is subjective and requires us to make estimates and judgments about the cash flows attributable to the network affiliation agreements over their estimated remaining useful lives. Management has determined that 15 years is a reasonable estimated useful life. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates to is less than its carrying value.

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2007 and 2006 since the accounts receivable balance consisted primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever yields the greater expense. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled , we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2007, the amounts of our current broadcast rights and non-current broadcast rights were $2.9 million and $1.9 million, respectively.

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

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $2.3 million, $2.2 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, we account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made.

On January 1, 2007, we adopted FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes we recognize these items as components of income tax expense.

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

These transactions are recorded at the estimated fair market value of the equipment received. We derive our estimate of fair market value from the most recent prices paid to manufacturers and vendors for the specific equipment we acquire. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s financial statements, but does not presently anticipate it will have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at December 31, 2007 under our senior credit facility bear interest at 6.58%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2007 under our senior credit facility bear interest at 7.25%, which represented the base rate, or prime, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of December 31, 2007 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,758	$879	$(879)	$(1,758)

Given the interest rates that were in effect at December 31, 2006, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.7 million and $0.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.9 million and $1.7 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mission’s management, with the participation of Mission’s President and Treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Mission’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon that evaluation, Mission’s President and Treasurer concluded that as of the end of the period covered by this report Mission’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Mission in the reports it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Mission’s management, including its President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Mission’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Mission’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Mission’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of Mission’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control –

Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2007, Mission’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of Mission’s independent registered public accounting firm regarding the effectiveness of Mission’s internal control over financial reporting. Management’s report was not subject to attestation by Mission’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Mission to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	52	President, Treasurer and Director
Nancie J. Smith	54	Vice President and Secretary
Dennis Thatcher	60	Executive Vice President and Chief Operating Officer

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

Code of Ethics

Our sole director adopted a code of ethics that applies to our president and treasurer, vice president and secretary, and executive vice president and chief operating officer. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and directors. The code of ethics is filed hereby as Exhibit 14.1 to this Annual report on Form 10-K. Any amendments to or waivers from a provision of this code of ethics will be filed on a Current Report on Form 8-K.

Item 11. Executive Compensation

David S. Smith, as the sole director of Mission’s Board of Directors, has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

Compensation Discussion and Analysis

The Company has entered into a management services agreement with its President and Vice President which provides for their compensation in exchange for performing certain services in connection with the ownership and operations of the Company’s television stations. Under the agreement, our President David S. Smith is paid a base salary of up to $0.3 million per year. The agreement also provides for an additional cash bonus that Mr. Smith may receive based on the Company’s performance throughout the year. However, the agreement limits Mr. Smith’s total compensation to $0.4 million per year. Under the agreement, our Vice President Nancie J. Smith is paid an hourly salary for her services.

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

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	(in thousands)
David S. Smith	2007	$250,000	$130,000	$—	$—	$—	$—	$—	$380,000
President, Treasurer and Director	2006	250,000	105,000	—	—	—	—	—	355,000
Nancie J. Smith	2007	6,240	—	—	—	—	—	—	6,240
Vice President and Secretary	2006	6,240	—	—	—	—	—	—	6,240
Dennis Thatcher	2007	111,538	25,000	—	—	—	—	—	136,538
Executive Vice President and Chief Operating Officer	2006	99,712	20,000	—	—	—	—	—	119,712

Employment Agreements

We are a party to a management services agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.4 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2007:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar
Nexstar-owned:
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission entered into a JSA and SSA with Nexstar. Under terms of the JSA, 70% of the KTVE net revenue collected each month is to be received from Nexstar and under terms of the SSA, Mission will pay Nexstar $20,000 per month in SSA fees.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

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

The following table summarizes the option agreements Mission and David S. Smith have in effect with Nexstar as of December 31, 2007:

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

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission and David Smith entered into an option agreement with Nexstar, pursuant to which Nexstar has an option to acquire the assets and assume the liabilities of KTVE, subject to consent by the FCC. The term of the option agreement is 9 years.

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

Management Services Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management services agreement. Under this agreement, Mission pays David S. Smith up to $0.4 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.

Item 14. Principal Accountant Fees and Services

We retained PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal years ended December 31, 2007 and 2006, and review the financial statements included in each of its Quarterly Reports on Form 10-Q during such fiscal years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2007 and 2006 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees (1)	$174,650	$225,000
Audit Related Fees (2)	55,985	—
Tax Fees (3)	50,000	48,000
All Other Fees (4)	—	—

Total	$280,635	$273,000

(1)	“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.
(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements. The following financial statements of Mission Broadcasting, Inc. have been included on pages F-1 through F-24 of this Annual Report on Form 10-K:

•	See the Index to the Financial Statements on page F-1 for a list of financial statements filed with this report.

(2) Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 15 to the financial statements filed as a part of this report.

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
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities indicated on March 11, 2008.

Name	Title
/s/ David S. Smith David S. Smith	President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder’s deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. which is discussed in Notes 1, 2, 4, 5, 8 and 13 to the financial statements.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2008

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except share information)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,916	$3,577
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	849	619
Current portion of broadcast rights	2,872	2,919
Prepaid expenses and other current assets	198	145
Deferred tax asset	8	2

Total current assets	13,843	7,262
Property and equipment, net	20,061	20,420
Broadcast rights	1,877	2,121
Goodwill	17,122	16,651
FCC licenses	28,736	28,736
Other intangible assets, net	36,368	42,201
Other noncurrent assets	596	253
Deferred tax asset	352	82

Total assets	$118,955	$117,726

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,998	3,028
Accounts payable	427	379
Accrued expenses	1,115	997
Interest payable	32	102
Taxes payable	72	—
Deferred revenue	982	886
Due to Nexstar Broadcasting, Inc.	18,485	20,167

Total current liabilities	25,838	27,286
Debt	174,087	168,814
Broadcast rights payable	2,470	2,467
Deferred tax liabilities	7,085	5,746
Deferred revenue	379	337
Deferred gain on sale of assets	2,085	2,258
Other liabilities	1,498	2,765

Total liabilities	213,442	209,673

Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(94,487)	(91,947)

Total shareholder’s deficit	(94,487)	(91,947)

Total liabilities and shareholder’s deficit	$118,955	$117,726

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Net broadcast revenue	$6,726	$5,757	$4,959
Revenue from Nexstar Broadcasting, Inc.	30,556	32,556	28,141

Net revenue	37,282	38,313	33,100

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	5,148	4,710	4,271
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,280	2,390	2,232
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,860	7,820	11,400
Amortization of broadcast rights	4,269	3,939	4,408
Amortization of intangible assets	5,362	5,396	6,109
Depreciation	3,241	3,286	2,809
Gain on asset exchange	(317)	—	—
Loss on asset disposal, net	92	12	94

Total operating expenses	27,935	27,553	31,323

Income from operations	9,347	10,760	1,777
Interest expense, including amortization of debt financing costs	(12,344)	(12,315)	(9,193)
Loss on extinguishment of debt	—	(269)	(508)
Interest income	92	60	30

Loss before income taxes	(2,905)	(1,764)	(7,894)
Income tax expense	(1,135)	(1,172)	(1,330)

Net loss	$(4,040)	$(2,936)	$(9,224)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2005	1,000	$1	$(1)	$(79,787)	$(79,787)
Net loss	—	—	—	(9,224)	(9,224)

Balance at December 31, 2005	1,000	1	(1)	(89,011)	(89,011)
Net loss	—	—	—	(2,936)	(2,936)

Balance at December 31, 2006	1,000	1	(1)	(91,947)	(91,947)
Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	1,500	1,500
Net loss	—	—	—	(4,040)	(4,040)

Balance at December 31, 2007	1,000	$1	$(1)	$(94,487)	$(94,487)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(4,040)	$(2,936)	$(9,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,063	1,172	1,327
Depreciation of property and equipment	3,241	3,286	2,809
Amortization of intangible assets	5,362	5,396	6,109
Amortization of debt financing costs	44	94	91
Amortization of broadcast rights, excluding barter	1,944	1,777	1,982
Payments for broadcast rights	(1,678)	(1,726)	(2,211)
Loss on asset disposal, net	92	12	94
Gain on asset exchange	(317)	—	—
Loss on extinguishment of debt	—	269	508
Deferred gain recognition	(173)	(173)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(230)	(263)	92
Prepaid expenses and other current assets	(53)	(22)	22
Other noncurrent assets	(204)	(4)	209
Taxes payable	72	—	(14)
Accounts payable and accrued expenses	166	847	(463)
Interest payable	(70)	41	40
Deferred revenue	138	520	511
Other noncurrent liabilities	233	274	218
Due to Nexstar Broadcasting, Inc.	(1,682)	(2,048)	1,293

Net cash provided by operating activities	3,908	6,516	3,220

Cash flows from investing activities:
Additions to property and equipment	(2,461)	(2,636)	(1,401)
Proceeds from sale of assets	6	20	1
Acquisition of broadcast properties and related transaction costs	—	—	(6,129)
Down payment on acquisition of station	(387)	—	—

Net cash used for investing activities	(2,842)	(2,616)	(7,529)

Cash flows from financing activities:
Proceeds from debt issuance	—	—	172,700
Repayment of long-term debt	(1,727)	(1,727)	(173,172)
Proceeds from revolver draws	7,000	—	—
Payments for debt financing costs	—	—	(796)

Net cash provided by (used for) financing activities	5,273	(1,727)	(1,268)

Net increase (decrease) in cash and cash equivalents	6,339	2,173	(5,577)
Cash and cash equivalents at beginning of year	3,577	1,404	6,981

Cash and cash equivalents at end of year	$9,916	$3,577	$1,404

Supplemental schedule of noncash activities:
Cash paid during the period for:
Interest	$12,369	$12,181	$9,148

Income taxes, net	$—	$—	$11

Non-cash investing activities:
Equipment acquired from asset exchange	$323	$—	$—

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2007, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 15 television stations all of which were affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 5).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 7, 2008, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2007, enabling Mission to continue to operate as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2007 with Nexstar:

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

Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

Nexstar does not own Mission or Mission’s television stations. However, as a result of the guarantee of all obligations incurred under Mission’s senior secured credit facility by Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries (“Nexstar Broadcasting Group”) and the arrangements under the local service agreements and purchase option agreements with Nexstar, Nexstar is deemed, under accounting principles generally accepted in the United States of America (“U.S. GAAP”), to have a controlling financial interest in Mission while complying with the FCC’s rules regarding ownership limits in television markets. In order for both Nexstar and Mission to comply with the FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, barter transactions, income taxes, the recoverability of broadcast rights and the carrying amounts, recoverability, and useful lives of intangible assets. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts at December 31, 2007 and 2006 given the composition of its accounts receivable at those dates. The Company had no bad debt expense for the years ended December 31, 2007, 206 and 2005.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising by Nexstar under JSAs, network compensation and other broadcast related revenues. Advertising revenue is recognized, net of agency commissions, in the period during which the commercial is aired.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

•

Revenue from Nexstar, representing a percentage of net advertising revenue derived from the sale of commercials on the Company’s stations, is recognized in the period during which the time spots are aired.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.3 million, $2.2 million and $2.4 million of barter revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.3 million, $2.2 million and $2.4 million of barter expense for the years ended December 31, 2007, 2006 and 2005, respectively, which was included in amortization of broadcast rights in the Company’s statement of operations.

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

The Company completed the annual tests of impairment for goodwill and FCC licenses as of December 31, 2007, 2006 and 2005, which resulted in no impairment being recognized for the Company in 2007, 2006 and 2005.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2007 and 2006, debt financing costs of $0.2 million and $0.3 million, respectively, were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company had no advertising expense for the years ended December 31, 2007, 2006 and 2005.

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

On January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes the Company recognizes these items as components of income tax expense.

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with Accounting Principles Board No. 29, “Accounting for Nonmonetary Transactions”, as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets”. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should determine fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS No. 157, the definition of fair value retains the “exchange price” notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, which is the Company’s 2008 fiscal year. Delayed application is permitted for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually) in financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

On January 1, 2007, the Company adopted FIN No. 48, which clarifies whether the benefit of tax positions taken in a filed tax return, or expected to be taken in a future tax return, should be reflected in income tax expense in the financial statements. FIN No. 48 requires that the benefit from an uncertain tax position be recognized in the financial statements only if it is more likely than not that the tax position will be sustained, based on its technical merits, upon examination by a taxing authority. The amount recognized in the financial statements from an uncertain tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent a tax return position has not been reflected in the financial statements, a liability (“unrecognized tax benefit”) is recorded. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

income tax expense, which is consistent with its recognition of these items in prior period financial statements. As a result of adopting FIN No. 48, the Company recorded a $1.5 million decrease to other liabilities and a cumulative-effect adjustment decreasing the January 1, 2007 balance of accumulated deficit by a corresponding amount. See Note 11 for further discussion of the Company’s unrecognized tax benefits.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s financial statements, but does not presently anticipate it will have a material impact on its financial position or results of operations.

3. Acquisitions

Purchase Acquisitions

During 2005, the Company consummated the acquisition listed below. This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill. The financial statements include the operating results of the business from the earlier of the TBA commencement date if required by FIN No. 46R or the date of acquisition.

Station	Network Affiliation	Market	Date Acquired
WTVO (1)	ABC	Rockford, Illinois	January 4, 2005

(1)	The Company commenced operations under a TBA on November 1, 2004 which terminated on the date of acquisition.

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

Subsequent Acquisition

On January 16, 2008, Mission completed the acquisition of KTVE, the NBC affiliate in Monroe, Louisiana-El Dorado, Arkansas for a total consideration of $7.8 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $0.4 million against the purchase price on June 27, 2007 to acquire substantially all of the assets of KTVE. Mission paid the remaining $7.4 million on January 16, 2008, exclusive of transaction costs, from available cash on hand as of December 31, 2007.

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

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2007:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/08	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar
Nexstar-owned:
KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission entered into a JSA and SSA with Nexstar. Under terms of the JSA, 70% of the KTVE net revenue collected each month is to be received from Nexstar and under terms of the SSA, Mission will pay Nexstar $20,000 per month in SSA fees.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

Management Services Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder up to $0.4 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million for each of the years ended December 31, 2007, 2006 and 2005, respectively, which is included in selling, general and administrative expenses in the Company’s statement of operations.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2006	2005
		(in thousands)
Buildings and building improvements	39	$6,840	$6,522
Land and land improvements	N/A-39	1,479	1,479
Leasehold improvements	term of lease	60	60
Studio and transmission equipment	5-15	31,467	29,578
Office equipment and furniture	3-7	1,295	1,618
Vehicles	5	1,096	1,149
Construction in progress	N/A	2,843	2,422

		45,080	42,828
Less: accumulated depreciation		(25,019)	(22,408)

Property and equipment, net of accumulated depreciation		$20,061	$20,420

The Company recorded depreciation expense in the amounts of $3.2 million, $3.3 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On February 8, 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2013 to 2020, is now being depreciated over a remaining useful life of three years. During the year ended December 31, 2007 and 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.6 million and $0.5 million, respectively.

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into noncancellable operating leases with the buyer for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2007 and 2006 was approximately $2.3 million and $2.4 million, respectively ($0.2 million was included in current liabilities at December 31, 2007 and 2006).

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2006			December 31, 2005
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$66,744	$(35,556)	$31,188	$66,744	$(31,106)	$35,638
Other definite-lived intangible assets	1-15	13,117	(7,937)	5,180	14,117	(7,554)	6,563

Total intangible assets subject to amortization		$79,861	$(43,493)	$36,368	$80,861	$(38,660)	$42,201

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

Total amortization expense from definite-lived intangibles for the years ended December 31, 2007, 2006 and 2005 was $5.4 million, $5.4 million and $6.1 million, respectively.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets recorded on its books as of December 31, 2007 (in thousands):

Year ending December 31,
2008	$5,329
2009	$5,329
2010	$5,329
2011	$5,274
2012	$5,262

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $45.9 million and $45.4 million at December 31, 2007 and 2006, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew their licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely.

The change in carrying amount of goodwill for the years ended December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(in thousands)
Beginning balance	$16,651	$16,651
Reclassification of an asset	471	—

Ending balance	$17,122	$16,651

During 2007, the Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets.

8. Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Term loans	$168,814	$170,541
Revolving credit facility	7,000	—

	175,814	170,541
Less: current portion	(1,727)	(1,727)

	$174,087	$168,814

Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. The Mission Facility consists of a Term Loan B and a $15.0 million revolving. Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

As of December 31, 2007 and 2006, Mission had $168.8 million and $170.5 million, respectively, outstanding under its Term Loan B and $7.0 million and no borrowings were outstanding under its revolving loan.

The Term Loan B matures in October 2012, and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the year ended December 31, 2007 repayments of Mission’s Term Loan B totaled $1.7 million. The revolving loan is not subject to incremental reduction and matures in April 2012. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 6.61% and 7.11% at December 31, 2007 and 2006, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2007, there were approximately $8.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2007, all $8.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

Debt Maturities

At December 31, 2007, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2008	$1,727
2009	1,727
2010	1,727
2011	1,727
2012	168,906
Thereafter	—

$175,814

Loss on Extinguishment of Debt

The redemption, repayment, refinancing, or amendment of the Company’s debt obligations may result in the write-off of debt financing costs previously capitalized and certain other costs incurred in the transaction. The reduction of Mission’s revolving loan commitment under its senior secured credit facility in December 2006 resulted in the write-off of $0.3 million of previously capitalized debt financing costs. The refinancing of Mission’s senior secured credit facility in April 2005 resulted in the write-off of $0.1 million of previously capitalized debt financing costs and $0.4 million of transaction costs during the second quarter of 2005. These amounts are included in loss on extinguishment of debt.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2007 and 2006, the Company had authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the third quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the year ended December 31, 2007, the Company recognized a gain of $0.3 million from the exchange of this equipment.

11. Income Taxes

The provision for income taxes consisted of the following components:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	72	—	3

	72	—	3

Deferred tax expense:
Federal	1,215	1,062	1,179
State	(152)	110	148

	1,063	1,172	1,327

Income tax expense	$1,135	$1,172	$1,330

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Tax benefit at 35% statutory federal rate	$(1,017)	$(617)	$(2,763)
Change in valuation allowance	2,478	1,471	4,323
State and local taxes, net of federal benefit	(327)	318	(231)
Other, net	1	—	1

Income tax expense	$1,135	$1,172	$1,330

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes—(Continued)

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,211	$30,638
Other intangible assets	3,198	3,630
Deferred revenue	1,398	1,340
Other	1,007	618

Total deferred tax assets	33,814	36,226
Valuation allowance	(32,881)	(35,584)

Net deferred tax assets	933	642

Deferred tax liabilities:
Goodwill	(2,529)	(2,050)
FCC licenses	(4,556)	(3,694)
Property and equipment	(573)	(560)

Total deferred tax liabilities	(7,658)	(6,304)

Net deferred tax liability	$(6,725)	$(5,662)

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

On May 18, 2006, the State of Texas enacted legislation to change its existing franchise tax from a tax based on taxable capital or earned surplus to a new tax based on modified gross revenue (“Margin Tax”). The former Texas franchise tax structure remained in existence until the end of 2006. Beginning in 2007, the Margin Tax imposes a 1% tax on revenues, less certain costs, as specified in the legislation, generated from Texas activities. Additionally, the legislation provides a temporary credit for Texas business loss carryovers existing through 2006 to be used as an offset to the Margin Tax. On June 15, 2007, the Texas Governor signed legislation that provided various technical corrections to the Texas Margin Tax. Based on the changes provided in this newly enacted tax law, the Company adjusted its temporary credit for Texas business loss carryovers to be utilized as an offset to the Margin Tax and a related deferred tax asset during the second quarter of 2007. The effect of the revision made to the temporary credit increased the Company’s deferred tax assets position resulting in approximately a $0.3 million reduction in the deferred state income tax provision for the year ended December 31, 2007.

As discussed in Note 2, the Company adopted FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,123
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	(446)
Increases in tax positions from current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions are reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2007, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2007, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes—(Continued)

The valuation allowance decreased for the year ended December 31, 2007 by $2.7 million primarily related to certain adjustments to the deferred tax assets offset by the generation of current year net operating losses, the benefit of which may not be realized. The valuation allowance increased for the year ended December 31, 2006 by $1.8 million related to the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2003. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

At December 31, 2007, the Company has NOLs available of approximately $77.1 million, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

12. FCC Regulatory Matters

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

Digital Television (“DTV”) Conversion

Television broadcasting in the United States is moving from an analog transmission system to a digital transmission system. For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. In 2006, President Bush signed into law legislation that establishes February 17, 2009 as the deadline for television broadcasters to broadcast on a single DTV channel and return their analog channel to the FCC. Prior to February 17, 2009, television stations must broadcast with both analog and DTV signals. See Note 6 for a discussion of the impact this legislation is expected to have on the estimated useful lives of certain broadcasting equipment of the Company.

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to have completed construction of their final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2007, Mission’s stations WUTR, WTVO, WYOU, KOLR and KRBC are broadcasting with full-power DTV signals. Our station KAMC initiated full-power DTV broadcasts on February 6, 2008. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT.

Extension requests will be filed with the FCC on or before March 19, 2008 (the due date for such filings) for the Mission stations with permit expiration dates of May 18, 2008 unless the stations are scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Mission station with the permit expiration date of August 18, 2008 unless the station is scheduled to go DTV full-power by the August 18, 2008 deadline.

DTV conversion expenditures were $2.3 million, $2.1 million and $0.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. FCC Regulatory Matters —(Continued)

market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding, which will include several public hearings to be held throughout the country, has extended into 2008. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2007 (in thousands):

Year ended December 31,
2008	$351
2009	1,001
2010	874
2011	624
2012	342
Thereafter	17

Future minimum payments for unavailable cash broadcast rights	$3,209

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $1.3 million for each of the years ended December 31, 2007, 2006 and 2005. Future minimum lease payments under these operating leases are as follows at December 31, 2007 (in thousands):

Year ended December 31,
2008	$855
2009	881
2010	911
2011	948
2012	987
Thereafter	12,459

Future minimum lease payments under operating leases	$17,041

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At December 31, 2007, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $180.8 million outstanding under its bank credit facility.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies —(Continued)

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

14. Employment Benefits

Retirement Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. Mission recorded contributions of $17 thousand, $12 thousand and $13 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
(in thousands)
Year ended December 31, 2005	$—	$—	$—	$—	$—
Year ended December 31, 2006	—	—	—	—	—
Year ended December 31, 2007	—	—	—	—	—

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
	(in thousands)
Year ended December 31, 2005	$31,324	$2,449	$—	$—	$33,773
Year ended December 31, 2006	33,773	1,811	—	—	35,584
Year ended December 31, 2007	35,584	2,478	—	(5,181)	32,881

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

16. Subsequent Event

On January 16, 2008, Mission completed the acquisition of KTVE, the NBC affiliate in Monroe, Louisiana-El Dorado, Arkansas for a total consideration of $7.8 million, exclusive of transaction costs. Pursuant to terms of the purchase agreement, Mission made an initial payment of $0.4 million against the purchase price on June 27, 2007 to acquire substantially all of the assets of KTVE. Mission paid the remaining $7.4 million on January 16, 2008, exclusive of transaction costs, from available cash on hand as of December 31, 2007.

Exhibit No.	Exhibit Index
3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

10.1	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.5	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.6	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.7	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.8	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

E-1

Exhibit No.	Exhibit Index
10.15	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.19	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.20	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.21	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.22	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.23	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.24	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.25	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.26	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.27	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.28	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.29	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.30	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.31	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.32	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

E-2

Exhibit No.	Exhibit Index
10.33	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.34	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.35	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.36	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.38	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on October 8, 2004).

10.39	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.40	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.41	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.42	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.43	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.44	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc., on April 6, 2005)

10.45	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC.

14.1	Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP on March 11, 2008.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

E-3