Form 10-Q
period 2008-03-31
MISSION BROADCASTING INC
filed 2008-05-12
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at March 31, 2008. As of April 30, 2008, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,645	$9,916
Accounts receivable (allowance for doubtful accounts of $9 and $0, respectively)	883	849
Current portion of broadcast rights	2,371	2,872
Prepaid expenses and other current assets	116	198
Deferred tax asset	8	8

Total current assets	7,023	13,843

Property and equipment, net	23,839	20,061
Broadcast rights	1,715	1,877
Goodwill	17,708	17,122
FCC licenses	31,396	28,736
Other intangible assets, net	36,167	36,368
Other noncurrent assets	198	596
Deferred tax asset	350	352

Total assets	$118,396	$118,955

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,301	2,998
Taxes payable	90	72
Accounts payable	856	427
Accrued expenses	1,133	1,115
Interest payable	21	32
Deferred revenue	1,131	982
Due to Nexstar Broadcasting, Inc.	19,785	18,485

Total current liabilities	27,044	25,838

Debt	173,656	174,087
Broadcast rights payable	2,340	2,470
Deferred tax liabilities	7,447	7,085
Deferred revenue	358	379
Deferred gain on sale of assets	2,041	2,085
Other liabilities	1,584	1,498

Total liabilities	214,470	213,442

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both March 31, 2008 and December 31, 2007	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(96,074)	(94,487)

Total shareholder’s deficit	(96,074)	(94,487)

Total liabilities and shareholder’s deficit	$118,396	$118,955

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Net broadcast revenue	$1,535	$1,667
Revenue from Nexstar Broadcasting, Inc.	7,785	7,172

Net revenue	9,320	8,839

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,529	1,224
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	637	528
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,015	1,965
Amortization of broadcast rights	1,180	950
Amortization of intangible assets	1,348	1,349
Depreciation	867	836
Loss (on asset disposal, net	—	1

Total operating expenses	7,576	6,853

Income from operations	1,744	1,986
Interest expense, including amortization of debt financing costs	(2,974)	(3,126)
Interest income	25	20

Loss before income taxes	(1,205)	(1,120)
Income tax expense	(382)	(349)

Net loss	$(1,587)	$(1,469)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three Months Ended March 31, 2008

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2008 (Unaudited)	1,000	$1	$(1)	$(94,487)	$(94,487)
Net loss	—	—	—	(1,587)	(1,587)

Balance at March 31, 2008 (Unaudited)	1,000	$1	$(1)	$(96,074)	$(96,074)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,587)	$(1,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	364	333
Depreciation of property and equipment	867	836
Amortization of intangible assets	1,348	1,349
Amortization of debt financing costs	11	11
Amortization of broadcast rights, excluding barter	562	374
Payments for broadcast rights	(467)	(423)
Loss on asset disposal, net	—	1
Deferred gain recognition	(44)	(44)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	1,047	(8)
Prepaid expenses and other current assets	94	63
Other noncurrent assets	(1)	(5)
Taxes payable	18	16
Accounts payable and accrued expenses	280	(175)
Interest payable	(11)	(35)
Deferred revenue	128	66
Other noncurrent liabilities	86	65
Due to Nexstar Broadcasting, Inc.	500	(1,884)

Net cash provided by operating activities	3,195	(929)

Cash flows from investing activities:
Additions to property and equipment	(1,112)	(762)
Proceeds from sale of assets	—	2
Acquisition of broadcast properties and related transaction costs	(7,923)	—

Net cash used for investing activities	(9,035)	(760)

Cash flows used for financing activities:
Repayment of long-term debt	(431)	(432)

Net decrease in cash and cash equivalents	(6,271)	(2,121)
Cash and cash equivalents at beginning of period	9,916	3,577

Cash and cash equivalents at end of period	$3,645	$1,456

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,973	$3,150

Income taxes, net	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2008, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3). As more fully described in Note 11, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company is January 1, 2008. The Company has adopted the provisions of this Statement in the first quarter of 2008. Management has determined that the adoption of SFAS No. 159 did not have a material effect on its financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement sot evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s financial statements, but does not presently anticipate it will have a material impact on its financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3. Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of March 31, 2008, there were no investments in marketable securities.

As of March 31, 2008, the Company had $2.9 million invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of March 31, 2008, the fair value of the money market investment was an asset of $2.9 million.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). The Company elected to delay the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, as allowed by FASB Staff Position SFAS 157-2.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4. Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of March 31, 2008:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/09	$75 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/09	$150 thousand per month paid to Nexstar
			JSA	2/15/09	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar
Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

5. Pending Transaction with Nexstar

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

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The closing on the transaction is likely to occur on or before June 30, 2008.

6. Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $7.9 million, inclusive of transaction costs of $0.5 million. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the KTVE purchase consideration to the assets and liabilities acquired, including goodwill, has not been concluded due to the pending completion of tangible and intangible assets appraisals.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	586

Total assets acquired	9,429
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: accrued expenses and other liability	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). Goodwill of $0.6 million is expected to be deductible for tax purposes.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6. Acquisition—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands)
Net revenue	$9,570	$10,408
Income from operations	1,750	2,068
Loss before income taxes	(1,218)	(1,152)
Net loss	(1,605)	(1,529)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$67,892	$(36,684)	$31,208	$66,744	$(35,556)	$31,188
Other definite-lived intangible assets	1-15	13,117	(8,158)	4,959	13,117	(7,937)	5,180

Total intangible assets subject to amortization		$81,009	$(44,842)	$36,167	$79,861	$(43,493)	$36,368

Total amortization expense from definite-lived intangibles was $1.3 million for both the three months ended March 31, 2008 and 2007. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2008 is approximately $5 million for each year for the years of 2008 through 2012.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $49.1 million and $45.9 million at March 31, 2008 and December 31, 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2008, the Company did not identify any events that would trigger an impairment assessment.

The change in carrying amount of goodwill for the three months ended March 31, 2008 was as follows:

March 31, 2008
(in thousands)
Beginning balance	$17,122
Acquisition	586

Ending balance	$17,708

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill by $0.6 million.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8. Debt

Long-term debt consisted of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Term loans	$168,383	$168,814
Revolving credit facility	7,000	7,000

	175,383	175,814
Less: current portion	(1,727)	(1,727)

	$173,656	$174,087

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2008 and December 31, 2007, Mission had $168.4 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2008 repayments of Mission’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 4.43% and 6.61% at March 31, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of March 31, 2008, there were $8.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2008, all $8.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

At January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of March 31, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes—(Continued)

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2008, Mission’s stations WUTR, WTVO, WYOU, KRBC and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT and February 17, 2009 is the deadline for KOLR.

Extension requests were filed with the FCC on March 19, 2008 for the Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. An extension request will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for Mission station KHMT unless the station is expected to begin DTV full-power operations by its August 18, 2008 deadline. KOLR is expected to be operating at DTV full-power on or before February 17, 2009.

DTV conversion expenditures were $1.3 million and $0.7 million, respectively, for the three months ended March 31, 2008 and 2007. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding contemplating a comprehensive review of all of its media ownership rules, as required by the Communications Act. In a decision adopted December 18, 2007 and released on February 2, 2008, the FCC made one change in its broadcasting ownership rules – allowing local newspaper/broadcasting cross-ownership under certain circumstances – but determined that it would not make any other changes in its media ownership rules. This FCC decision is being appealed. In addition, the FCC has a separate proceeding to determine whether to make television joint sales agreements attributable interests under its ownership rules.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At March 31, 2008, Nexstar had issued an aggregate principal amount of $200.0 million of senior subordinated notes and had $159.4 million outstanding under its bank credit facility.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2008, unaudited condensed statements of operations for the three months ended March 31, 2008 and 2007, unaudited condensed statement of changes in shareholder’s deficit for the three months ended March 31, 2008, unaudited condensed statements of cash flows for the three months ended March 31, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview of Operations

As of March 31, 2008, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2008 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, WTVO and KTVE

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

The arrangements under the local service agreements each Mission station has entered into with Nexstar has had the effect of Nexstar receiving substantially all of the available cash, after our payments of operating costs and debt service, generated by our stations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after our payments for operating costs and debt service, generated by our stations listed above. For more information about our local service agreements with Nexstar, refer to Note 3 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Developments

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $7.8 million, exclusive of transaction costs. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million on January 16, 2008 from available cash on hand as of December 31, 2007. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

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

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The closing on the transaction is likely to occur on or before June 30, 2008.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
	(in thousands, except percentages)
Retransmission compensation	$660	72.0	$538	49.3
Network compensation	234	25.5	501	45.9
Other	23	2.5	52	4.8

Net broadcast revenue before barter revenue	917	100.0	1,091	100.0
Barter revenue	618		576
Revenue from Nexstar Broadcasting, Inc.	7,785		7,172

Net revenue	$9,320		$8,839

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$9,320	100.0	$8,839	100.0
Operating expenses (income):
Corporate expenses	280	3.0	217	2.5
Station direct operating expenses	1,529	16.4	1,224	13.8
Selling, general and administrative expenses	357	3.8	311	3.5
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,015	21.6	1,965	22.2
Gain on asset exchange	—	—	—	—
Loss (gain) on asset disposal, net	—	—	1	—
Barter expense	618	6.6	576	6.5
Depreciation and amortization	2,215	23.8	2,185	24.7
Amortization of broadcast rights, excluding barter	562	6.0	374	4.2

Income from operations	$1,744		$1,986

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenue

Net revenue for the three months ended March 31, 2008, increased by $0.5 million, or 5.4% from the same period of 2007. This increase was primarily attributed to an increase in revenue from Nexstar as discussed below.

Revenue from Nexstar was $7.8 million for the three months ended March 31, 2008, compared to $7.2 million for the same period in 2007, an increase of $0.6 million, or 8.5%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, primarily from our newly acquired television station KTVE, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $0.9 million for the three months ended March 31, 2008, compared to $1.0 million for the same period in 2007, a decrease of $0.1 million, or 14.0%. The decrease was primarily due to approximately $0.3 million less of compensation recognized from network affiliation agreements due to two new affiliation agreements becoming effective in January 2008, partially offset by an increase in the compensation we receive under retransmission consent agreements which primarily resulted from increases in the number of cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations, increased by $0.1 million, or 29.0%, for the three months ended March 31, 2008 compared to same period in 2007. The increase was primarily due to higher compensation costs incurred in 2008 compared to 2007.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.4 million, or 22.9% for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily due to an increase in the addition of our newly acquired television station KTVE and higher electric usage costs incurred in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $50 thousand, or 2.5%, for the three months ended March 31, 2008 compared to the same period in 2007. These fees increased in 2008 due to the SSA fees related to our newly acquired television station KTVE.

Amortization of broadcast rights, excluding barter, increased by $0.2 million, or 50.3%, for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily attributed to the addition of our newly acquired television station KTVE in 2008.

Amortization of intangible assets was $1.3 million for both the three months ended March 31, 2008 and 2007.

Depreciation of property and equipment was $0.9 million for the three months ended March 31, 2008, compared to $0.8 million for the same period in 2007, an increase of $0.1 million, or 3.7%. The increase was primarily attributed to the addition of our newly acquired television station KTVE in 2008.

Income from Operations

Income from operations was $1.8 million for the three months ended March 31, 2008, compared to $2.0 million for the same period of 2007, a decrease of $0.2 million, or 12.2%. The decrease in income from operations for the three months ended March 31, 2008 was primarily attributed to increases in certain operating expenses in 2008, partially offset by an increase in total net revenue, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $0.2 million, or 4.9%, for the three months ended March 31, 2008, compared to the same period in 2007. The lower amount of interest expense was primarily attributed to lower average interest rates incurred during the three months ended March 31, 2008 compared to the same period in 2007, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Income Taxes

Income tax expense increased by $33 thousand for the three months ended March 31, 2008, compared to the same period in 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 7, 2008, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31 2007. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used for) operating activities	$3,195	$(929)
Net cash used for investing activities	(9,035)	(760)
Net cash used for financing activities	(431)	(432)

Net decrease in cash and cash equivalents	$(6,271)	$(2,121)

Cash paid for interest	$2,973	$3,150
Cash paid for income taxes, net	$—	$—

	March 31, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$3,645	$9,916
Long-term debt including current portion	$175,383	$175,814
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of March 31, 2008, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $4.1 million during the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to (1) an increase of $2.4 million resulting from the timing of payments made relating to our payable to Nexstar, (2) an increase of $1.1 million resulting from the timing of collections of accounts receivable and (3) an increase of $0.5 million resulting from the timing of payments made for accounts payable and accrued expenses.

Cash paid for interest decreased by $0.2 million during the three months ended March 31, 2008 compared to the same period in 2007 due to lower average interest rates incurred during the three months ended March 31, 2008 compared to the same period in 2007 under our senior credit facility, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $8.3 million during the three months ended March 31, 2008 compared to the same period in 2007. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $1.1 million for the three months ended March 31, 2008, compared to $0.8 million for the same period in 2007. The increase was primarily attributed to digital conversion expenditures, which increased to $1.3 million for the three months ended March 31, 2008 from $0.7 million for the same period in 2007.

Acquisition-related payments for the three months ended March 31, 2008 consisted of total consideration of $7.9 million, inclusive of transaction costs of $0.5 million, for our acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.4 million for both the three months ended March 31, 2008 and 2007.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2008, we had debt of $175.4 million, which represented 221.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2008, all $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Senior credit facility	$175,383	$1,295	$3,454	$170,634	$—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2008, Nexstar had a maximum commitment of $241.9 million under its bank credit facility, of which $225.4 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of March 31, 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes. Nexstar anticipates compliance with all the covenants through December 31, 2008.

On April 1, 2008, Nexstar redeemed a principal amount of approximately $46.9 million of its $130.0 million 11.375% senior discount notes (“11.375% Notes”) outstanding which will be sufficient to ensure that the 11.375% Notes will not be “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Internal Revenue Code. This principal payment was funded with cash generated from operations and from borrowings under its senior secured credit facility.

Effective on April 1, 2008 under its bank credit facility agreement, Nexstar is required to include the remaining principal balance of Nexstar Finance Holdings 11.375% Notes in the calculation of its total leverage ratio. Accordingly, as of June 30, 2008, the outstanding principal of $83.1 million on the 11.375% Notes will be included as debt outstanding in this covenant compliance ratio.

Given the impact of including the 11.375% notes in its June 30, 2008 total leverage ratio, Nexstar is currently pursuing certain initiatives to enhance its ability to comply with this June 30, 2008 covenant. These initiatives included modifying certain vendor payment terms which will have a more favorable impact on its cash flows relative to covenant calculations, prior to June 30, 2008. Nexstar also has repositioned approximately $13.0 million of capital expenditures originally planned for the first six months of 2008 into the last six months of 2008. In addition, Nexstar’s management believes that it has certain other cash management and cost containment measures that could be implemented by the management team to ensure compliance with its covenants at June 30, 2008. Notwithstanding the operational initiatives described above, Nexstar would also have the ability to seek a debt covenant waiver from its lenders.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of March 31, 2008, Mission’s stations WUTR, WTVO, WYOU, KOLR, KRBC and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established May 18, 2008 as the deadline for Mission stations KJTL, KCIT, KSAN, WFXW, WFXP and KODE. The FCC also has established August 18, 2008 as the deadline for Mission station KHMT.

Extension requests were filed with the FCC on March 19, 2008 for the Mission stations with permit expiration dates of May 18, 2008 unless the stations were scheduled to go DTV full-power by the May 18, 2008 deadline. Extension requests will be filed with the FCC on or before June 19, 2008 (the due date for such filings) for the Mission station with the permit expiration date of August 18, 2008 unless the station is scheduled to go DTV full-power by the August 18, 2008 deadline.

DTV conversion expenditures were $1.3 million and $0.7 million, respectively, for the three months ended March 31, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 7 stations as of March 31, 2008) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

No Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of March 31, 2008 there has been no material change to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at March 31, 2008 under our senior credit facility bear interest at 4.45%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at March 31, 2008 under our senior credit facility bear interest at 3.95%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of March 31, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,754	$877	$(877)	$(1,754)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Dated: May 12, 2008