Form 10-Q
period 2008-06-30
MISSION BROADCASTING INC
filed 2008-08-18
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2008. As of July 31, 2008, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$5,593	$9,916
Accounts receivable	1,446	849
Current portion of broadcast rights	1,445	2,872
Prepaid expenses and other current assets	90	198
Deferred tax asset	8	8

Total current assets	8,582	13,843

Property and equipment, net	24,628	20,061
Broadcast rights	1,469	1,877
Goodwill	17,708	17,122
FCC licenses	31,396	28,736
Other intangible assets, net	34,817	36,368
Other noncurrent assets	187	596
Deferred tax asset	348	352

Total assets	$119,135	$118,955

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	1,502	2,998
Taxes payable	35	72
Accounts payable	1,547	427
Accrued expenses	1,123	1,115
Interest payable	22	32
Deferred revenue	1,397	982
Due to Nexstar Broadcasting, Inc.	19,375	18,485

Total current liabilities	26,728	25,838

Debt	173,224	174,087
Broadcast rights payable	2,062	2,470
Deferred tax liabilities	7,800	7,085
Deferred revenue	337	379
Deferred gain on sale of assets	1,996	2,085
Other liabilities	1,730	1,498

Total liabilities	213,877	213,442

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30 2008 and December 31, 2007	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(94,742)	(94,487)

Total shareholder’s deficit	(94,742)	(94,487)

Total liabilities and shareholder’s deficit	$119,135	$118,955

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net broadcast revenue	$1,630	$1,659	$3,165	$3,326
Revenue from Nexstar Broadcasting, Inc.	8,768	7,974	16,553	15,146

Net revenue	10,398	9,633	19,718	18,472

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,578	1,292	3,107	2,516
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	661	635	1,297	1,163
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,025	1,965	4,040	3,930
Amortization of broadcast rights	1,123	933	2,303	1,883
Amortization of intangible assets	1,352	1,349	2,700	2,698
Depreciation	831	827	1,698	1,663
(Gain) loss on asset disposal, net	(843)	4	(843)	5

Total operating expenses	6,727	7,005	14,302	13,858

Income from operations	3,671	2,628	5,416	4,614
Interest expense, including amortization of debt financing costs	(1,985)	(3,078)	(4,959)	(6,204)
Interest income	20	18	45	38

Income (loss) before income taxes	1,706	(432)	502	(1,552)

Income tax expense	(375)	(59)	(757)	(408)

Net income (loss)	$1,331	$(491)	$(255)	$(1,960)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Six Months Ended June 30, 2008

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2008 (Note 2)	1,000	$1	$(1)	$(94,487)	$(94,487)
Net loss	––	––	––	(255)	(255)

Balance at June 30, 2008 (Unaudited)	1,000	$1	$(1)	$(94,742)	$(94,742)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(255)	$(1,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	719	375
Depreciation of property and equipment	1,698	1,663
Amortization of intangible assets	2,700	2,698
Amortization of debt financing costs	22	22
Amortization of broadcast rights, excluding barter	1,080	764
Payments for broadcast rights	(891)	(818)
Gain (loss) on asset disposal, net	(843)	5
Deferred gain recognition	(89)	(87)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	484	(159)
Prepaid expenses and other current assets	120	121
Other noncurrent assets	(1)	(5)
Taxes payable	(37)	33
Accounts payable and accrued expenses	961	(555)
Interest payable	(10)	(35)
Deferred revenue	373	158
Other noncurrent liabilities	232	124
Due to Nexstar Broadcasting, Inc.	90	(1,605)

Net cash provided by operating activities	6,353	739

Cash flows from investing activities:
Additions to property and equipment	(2,139)	(1,284)
Proceeds from sale of assets	––	3
Acquisition of broadcast properties and related transaction costs	(7,923)	(387)
Proceeds from insurance on casualty loss	250	––

Net cash used for investing activities	(9,812)	(1,668)

Cash flows used for financing activities:
Repayment of long-term debt	(864)	(863)

Net decrease in cash and cash equivalents	(4,323)	(1,792)
Cash and cash equivalents at beginning of period	9,916	3,577

Cash and cash equivalents at end of period	$5,593	$1,785

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$4,946	$6,217

Income taxes, net	$75	$––

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2008, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 11, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar complying with the local service agreements with the Company’s stations.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of June 30, 2008, and for the three months and six months ended June 30, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by SFAS No. 159 is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, which for the Company was January 1, 2008. The Company adopted the provisions of SFAS No. 159 in the first quarter of 2008. Management has determined that the adoption of SFAS No. 159 had no effect on its financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s financial statements, but does not presently anticipate it will have a material impact on its financial position or results of operations.

        In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Management is currently evaluating the impact that this FSP will have on our financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the unaudited condensed financial statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of June 30, 2008, there were no investments in marketable securities.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). Management is currently evaluating the impact the adoption of this FSP will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its financial position or results of operations.

4.	Local Service Agreements with Nexstar

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all of Mission’s stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market provides certain services, including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the advertising time of the Mission station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.”, and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying condensed statements of operations.

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

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of June 30, 2008:

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

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction is set at $5.6 million. On August 28, 2006, Mission and Nexstar entered into a local service agreement (see Note 4) whereby Mission pays Nexstar for the right to broadcast programming on KFTA and Nexstar pays Mission for the right to sell all advertising time on KFTA within certain time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. Upon completing the assignment of KFTA’s license, the Company plans to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission with certain restrictions. Mission and Nexstar are appealing the restrictions.

6.	Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $7.8 million, exclusive of transaction costs of $0.5 million. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Acquisition—(Continued)

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended June 30, 2008 (actual)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands)
Net revenue	$10,398	$11,270	$19,968	$21,678
Income from operations	3,671	2,896	5,421	5,113
Income (loss) before income taxes	1,706	(180)	488	(1,069)
Net income (loss)	$1,331	$(239)	$(274)	$(1,477)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

7.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$67,892	$(37,816)	30,076	$66,744	$(35,556)	$31,188
Other definite-lived intangible assets	1-15	13,117	(8,376)	4,741	13,117	(7,937)	5,180

Total intangible assets subject to amortization		$81,009	$(46,192)	$34,817	$79,861	$(43,493)	$36,368

Total amortization expense from definite-lived intangibles was $1.4 million and $1.3 million for the three months ended June 30, 2008 and 2007 and $2.7 for each of the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets is approximately $5.4 million for each year for the years of 2008 through 2012.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $49.1 million and $45.9 million at June 30, 2008 and December 31, 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2008, the Company did not identify any events that would trigger an impairment assessment.

The change in carrying amount of goodwill for the six months ended June 30, 2008 was as follows:

June 30, 2008
(in thousands)
Beginning balance	$17,122
Acquisition	586

Ending balance	$17,708

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill by $0.6 million.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8.	Debt

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007
	(in thousands)
Term loans	$167,951	$168,814
Revolving credit facility	7,000	7,000

	174,951	175,814
Less: current portion	(1,727)	(1,727)

	$173,224	$174,087

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2008 and December 31, 2007, Mission had $168.0 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan at each of these two respective dates.

The Term Loan B, which matures October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2008, repayments of Mission’s Term Loan B totaled $0.9 million, all of which were scheduled maturities.

The total weighted-average interest rate of the Mission Facility was 4.54% and 6.61% at June 30, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2008, there were $8.0 million of unused commitments under the Mission Facility, of which $5.6 million is available for borrowing.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default, in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

        At January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of June 30, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KCIT, KRBC and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Mission stations KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for KOLR.

Extension requests were filed with the FCC on March 19, 2008 for the Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. KOLR is expected to be operating at DTV full-power on or before February 17, 2009. Pending with the FCC, is a request to extend the DTV construction deadline for KHMT until November 1, 2008.

DTV conversion expenditures were $2.0 million and $1.3 million, respectively, for the six months ended June 30, 2008 and 2007. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

11	Commitments and Contingencies

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At June 30, 2008, Nexstar had issued an aggregate principal amount of $198.1 million of senior subordinated notes and had $180.0 million outstanding under its bank credit facility.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2008, unaudited condensed statements of operations for the three months and six months ended June 30, 2008 and 2007, unaudited condensed statement of changes in shareholder’s deficit for the six months ended June 30, 2008, unaudited condensed statements of cash flows for the six months ended June 30, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview of Operations

As of June 30, 2008, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2008 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$705	68.8	$646	57.9	$1,365	70.3	$1,184	53.6
Network compensation	293	28.6	448	40.1	528	27.2	949	43.0
Other	26	2.6	22	2.0	49	2.5	74	3.4

Net broadcast revenue before barter	1,024	100.0	1,116	100.0	1,942	100.0	2,207	100.0

Barter revenue	606		543		1,223		1,119
Revenue from Nexstar Broadcasting, Inc.	8,768		7,974		16,553		15,146

Net revenue	$10,398		$9,633		$19,718		$18,472

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$10,398	100.0	$9,633	100.0	$19,718	100.0	$18,472	100.0
Operating expenses:
Corporate expenses	177	1.7	267	2.8	457	2.3	484	2.6
Station direct operating expenses, net of trade	1,578	15.2	1,292	13.4	3,107	15.8	2,516	13.6
Selling, general and administrative expenses	484	4.7	368	3.8	840	4.3	679	3.7
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,025	19.5	1,965	20.4	4,040	20.5	3,930	21.3
(Gain) loss on asset disposal, net	(843)	(8.1)	4	—	(843)	(4.3)	5	—
Barter expense	606	5.8	543	5.6	1,223	6.2	1,119	6.1
Depreciation and amortization	2,183	21.0	2,176	22.6	4,398	22.3	4,361	23.6
Amortization of broadcast rights, excluding barter	517	5.0	390	4.0	1,080	5.5	764	4.1

Income from operations	$3,671		$2,628		$5,416		$4,614

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenue

Net revenue was $10.4 million for the three months ended June 30, 2008 compared to $9.6 million for the same period in 2007, an increase of $0.8 million, or 7.9%. This increase was primarily attributed to an increase in revenue from Nexstar as discussed below.

Revenue from Nexstar was $8.8 million for the three months ended June 30, 2008, compared to $8.0 million for the same period in 2007, an increase of $0.8 million, or 10.0%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, primarily from our newly acquired television station KTVE, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.0 million for the three months ended June 30, 2008, compared to $1.1 million for the same period in 2007, a decrease of $0.1 million, or 8.8%. The decrease was primarily due to approximately $0.1 million less of compensation recognized from network affiliation agreements due to two new affiliation agreements becoming effective in January 2008.

Operating Expenses

Corporate expenses were $0.2 million for the three months ended June 30, 2008 compared to $0.3 million for the same period in 2007, a decrease of $0.1 million, or 33.7%. Corporate expense related to costs associated with the centralized management of our stations. The decrease was primarily due to cost reduction strategies in 2008.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.4 million, or 24.2% for the three months ended June 30, 2008, compared to the same period in 2007. The increase was primarily due to an increase in the addition of our newly acquired television station KTVE and higher electric usage costs incurred in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $60 thousand, or 3.1%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase was a result of the SSA fees related to our newly acquired television station KTVE.

Depreciation of property and equipment was $0.8 million for both the three months ended June 30, 2008 and 2007.

Amortization of broadcast rights, excluding barter, increased by $0.1 million, or 32.6%, for the three months ended June 30, 2008, compared to the same period in 2007. The increase was primarily attributed to the addition of our newly acquired television station KTVE in 2008.

Amortization of intangible assets was $1.4 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively.

For the three months ended June 30, 2008, we recognized a gain of $0.6 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the third quarter of 2007. Additionally, we recognized a gain of $0.2 million related to an insurance recovery of a casualty loss.

While there are no known circumstances or events as of June 30, 2008 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Mission operates could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

Income from Operations

Income from operations was $3.7 million for the three months ended June 30, 2008, compared to $2.6 million for the same period of 2007, an increase of $1.1 million or 39.7%. The increase in income from operations for the three months ended June 30, 2008 was primarily attributed to an increase in total net revenue and the gain on asset disposal, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $1.1 million, or 35.5%, for the three months ended June 30, 2008, compared to the same period in 2007. The lower amount of interest expense was primarily attributed to lower average interest rates incurred during the three months ended June 30, 2008 compared to the same period in 2007, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Income Taxes

Income tax expense increased by $0.3 million for the three months ended June 30, 2008, compared to the same period in 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenue

Net revenue was $19.7 million for the six months ended June 30, 2008 compared to $18.5 million for the same period in 2007, an increase of $1.2 million, or 6.7%. This increase was primarily attributed to an increase in revenue from Nexstar as discussed below.

Revenue from Nexstar was $16.6 million for the six months ended June 30, 2008, compared to $15.1 million for the same period in 2007, an increase of $1.5 million, or 9.3%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, primarily from our newly acquired television station KTVE, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.9 million for the six months ended June 30, 2008, compared to $2.1 million for the same period in 2007, a decrease of $0.2 million, or 11.3%. The decrease was primarily due to approximately $0.2 million less of compensation recognized from network affiliation agreements due to two new affiliation agreements becoming effective in January 2008, partially offset by an increase in the compensation we receive under retransmission consent agreements, which primarily resulted from increases in the number of cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses were $0.5 million for the six months ended June 30, 2008 and 2007. Corporate expense related to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.8 million, or 23.5% for the six months ended June 30, 2008, compared to the same period in 2007. The increase was primarily due to an increase in the addition of our newly acquired television station KTVE and higher electric usage costs incurred in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $0.1 million, or 2.8%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase was a result of the SSA fees related to our newly acquired television station KTVE.

Depreciation of property and equipment was $1.7 million for both the six months ended June 30, 2008 and 2007.

Amortization of broadcast rights, excluding barter, increased by $0.3 million, or 41.4%, for the six months ended June 30, 2008, compared to the same period in 2007. The increase was primarily attributed to the addition of our newly acquired television station KTVE in 2008.

Amortization of intangible assets was $2.7 million for both the six months ended June 30, 2008 and 2007.

For the six months ended June 30, 2008, we recognized a gain of $0.6 million from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the third quarter of 2007. Additionally, we recognized a gain of $0.2 million related to an insurance recovery of a casualty loss.

While there are no known circumstances or events as of June 30, 2008 that indicate an impairment might exist, any future significant adverse change in the advertising marketplaces in which Mission operates could lead to an impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

Income from Operations

Income from operations was $5.4 million for the six months ended June 30, 2008, compared to $4.6 million for the same period of 2007, an increase of $0.8 million or 17.4%. The increase in income from operations for the six months ended June 30, 2008 was primarily attributed to an increase in total net revenue and gain on asset disposal, as discussed above.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $1.2 million, or 20.1%, for the six months ended June 30, 2008, compared to the same period in 2007. The lower amount of interest expense was primarily attributed to lower average interest rates incurred during the six months ended June 30, 2008 compared to the same period in 2007, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Income Taxes

Income tax expense increased by $0.3 million for the six months ended June 30, 2008, compared to the same period in 2007. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 7, 2008, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2008. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$6,353	$739
Net cash used for investing activities	(9,812)	(1,668)
Net cash used for financing activities	(864)	(863)

Net decrease in cash and cash equivalents	$(4,323)	$(1,792)

	June 30, 2008	December 31, 2007

	(in thousands)
Cash and cash equivalents	$5,593	$9,916
Long-term debt including current portion	$174,951	$175,814
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of June 30, 2008, all $5.6 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $5.6 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to an increase of $1.7 million resulting from the timing of payments made relating to our payable to Nexstar, an increase of $0.6 million resulting from the timing of collections of accounts receivable, an increase of $1.5 million resulting from the timing of payments made for accounts payable and accrued expenses, a decrease in net loss of $1.7 million and other changes in working capital.

Cash paid for interest decreased by $1.3 million during the six months ended June 30, 2008 compared to the same period in 2007 due to lower average interest rates incurred during the six months ended June 30, 2008 compared to the same period in 2007 under our senior credit facility, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Due to our recent history of net operating losses, we currently do not pay any federal income taxes but we are subject to certain state taxes. These net operating losses may be carried forward, subject to expiration and certain limitations, and used to reduce taxable earnings in future years. Through the use of available loss carryforwards, it is possible that we may not pay significant amounts of federal income taxes in the foreseeable future.

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $8.1 million during the six months ended June 30, 2008 compared to the same period in 2007. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $2.1 million for the six months ended June 30, 2008, compared to $1.3 million for the same period in 2007. The increase was primarily attributed to digital conversion expenditures, which increased to $2.0 million for the six months ended June 30, 2008 from $1.3 million for the same period in 2007.

Acquisition-related payments for the six months ended June 30, 2008 consisted of total consideration of $7.9 million, inclusive of transaction costs of $0.5 million, for our acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.9 million for both the six months ended June 30, 2008 and 2007.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2008, we had debt of $175.0 million, which represented 218.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2008, $5.6 million of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
		(in thousands)
Senior credit facility	$174,951	$864	$3,454	$170,633	—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The senior credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2008, Nexstar had a maximum commitment of $241.5 million under its senior credit facility, of which $180.0 million of debt was outstanding, and had issued an aggregate principal amount of $198.1 million of senior subordinated notes.

Debt Covenants

Our senior credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of June 30, 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes. We have been advised by Nexstar that Nexstar anticipates continued compliance with all the covenants through December 31, 2008.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of June 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KCIT, KRBC and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Mission stations KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for KOLR.

Extension requests were filed with the FCC on March 19, 2008 for the Mission stations with permit expiration dates of May 18, 2008 unless the stations were expected to begin DTV full-power operations by the May 18, 2008 deadline. KOLR is expected to be operating at DTV full-power on or before February 17, 2009. Pending with the FCC is a request to extend the DTV construction deadline for KHMT until November 1, 2008.

DTV conversion expenditures were $2.0 million and $1.3 million, respectively, for the six months ended June 30, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 6 stations as of June 30, 2008) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

Cash Requirements for Pending Transaction

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. The FCC granted the application in March 2008 with certain restrictions. Mission and Nexstar are appealing the restrictions. Consideration for this transaction is set at $5.6 million. We intend to finance this transaction through cash on hand and borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of June 30, 2008 there has been no material change to this information.

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

All term loan borrowings at June 30, 2008 under our senior credit facility bear interest at 4.55%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at June 30, 2008 under our senior credit facility bear interest at 4.30%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,750	$875	$(875)	$(1,750)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

99.1	Second Amendment to Agreement between Mission Broadcasting, Inc. and David S. Smith and Nancie J. Smith.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 18, 2008