Form 10-Q
period 2008-09-30
MISSION BROADCASTING INC
filed 2008-11-13
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

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

As of September 30, 2008, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at September 30, 2008. As of October 31, 2008, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

ii

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$726	$9,916
Accounts receivable	881	849
Current portion of broadcast rights	3,918	2,872
Prepaid expenses and other current assets	240	198
Deferred tax asset	8	8

Total current assets	5,773	13,843

Property and equipment, net	27,698	20,061
Broadcast rights	2,726	1,877
Goodwill	19,763	17,122
FCC licenses	26,716	28,736
Other intangible assets, net	32,447	36,368
Other noncurrent assets	175	596
Deferred tax asset	347	352

Total assets	$115,645	$118,955

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	4,051	2,998
Taxes payable	57	72
Accounts payable	1,574	427
Accrued expenses	1,134	1,115
Interest payable	27	32
Deferred revenue	1,528	982
Due to Nexstar Broadcasting, Inc.	14,732	18,485

Total current liabilities	24,830	25,838

Debt	172,792	174,087
Broadcast rights payable	3,500	2,470
Deferred tax liabilities	6,891	7,085
Deferred revenue	316	379
Deferred gain on sale of assets	1,954	2,085
Other liabilities	3,911	1,498

Total liabilities	214,194	213,442

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2008 and December 31, 2007	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(98,549)	(94,487)

Total shareholder’s deficit	(98,549)	(94,487)

Total liabilities and shareholder’s deficit	$115,645	$118,955

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net broadcast revenue	$1,725	$1,679	$4,889	$5,005
Revenue from Nexstar Broadcasting, Inc.	9,066	7,206	25,619	22,352

Net revenue	10,791	8,885	30,508	27,357

Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,597	1,292	4,704	3,808
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	603	552	1,899	1,715
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,025	1,965	6,065	5,895
Impairment of goodwill and intangible assets	5,859	—	5,859	—
Amortization of broadcast rights	1,330	1,277	3,633	3,160
Amortization of intangible assets	1,351	1,332	4,051	4,030
Depreciation	808	807	2,506	2,470
Gain on asset exchange	—	(317)	(593)	(317)
(Gain) loss on asset disposal, net	(141)	(1)	(391)	4

Total operating expenses	13,432	6,907	27,733	20,765

Income (loss) from operations	(2,641)	1,978	2,775	6,592
Interest expense, including amortization of debt financing costs	(2,055)	(3,106)	(7,014)	(9,310)
Interest income	4	23	49	61

Loss before income taxes	(4,692)	(1,105)	(4,190)	(2,657)

Income tax benefit (expense)	885	(356)	128	(764)

Net loss	$(3,807)	$(1,461)	$(4,062)	$(3,421)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2008

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2008	1,000	$1	$(1)	$(94,487)	$(94,487)
Net loss				(4,062)	(4,062)

Balance at September 30, 2008 (Unaudited)	1,000	$1	$(1)	$(98,549)	$(98,549)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,062)	$(3,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(189)	715
Depreciation of property and equipment	2,506	2,470
Amortization of intangible assets	4,051	4,030
Amortization of debt financing costs	34	33
Amortization of broadcast rights, excluding barter	1,771	1,455
Payments for broadcast rights	(1,325)	(1,229)
Impairment of goodwill and intangible assets	5,859	—
Gain on asset exchange	(593)	(317)
Gain (loss) on asset disposal, net	(391)	4
Deferred gain recognition	(130)	(131)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	1,049	(105)
Prepaid expenses and other current assets	(30)	(60)
Other noncurrent assets	—	(4)
Taxes payable	(15)	49
Accounts payable and accrued expenses	199	(358)
Interest payable	(5)	(3)
Deferred revenue	483	144
Other noncurrent liabilities	173	179
Due to Nexstar Broadcasting, Inc.	(4,619)	(1,413)

Net cash provided by operating activities	4,765	2,038

Cash flows from investing activities:
Additions to property and equipment	(5,231)	(1,409)
Proceeds from sale of assets	—	7
Acquisition of broadcast properties and related transaction costs	(7,923)	(387)
Proceeds from insurance on casualty loss	494	—

Net cash used for investing activities	(12,660)	(1,789)

Cash flows used for financing activities:
Repayment of long-term debt	(1,295)	(1,295)

Net decrease in cash and cash equivalents	(9,190)	(1,046)
Cash and cash equivalents at beginning of period	9,916	3,577

Cash and cash equivalents at end of period	$726	$2,531

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$6,984	$9,280

Income taxes, net	$75	$—

Non-cash investing activities:
Acquisition of equipment	$866	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2008, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 11, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar complying with the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 7, 2008, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments, and scheduled debt principal payments for at least the next 12 months, enabling Mission to continue as a going concern.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of September 30, 2008, and for the three months and nine months ended September 30, 2008 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s financial statements, but does not presently anticipate it will have a material impact on its financial position or results of operations.

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. We do not enter into investments for trading or speculative purposes. As of September 30, 2008, there were no investments in marketable securities.

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

The following table summarizes the various local service agreements Mission had in effect with Nexstar as of September 30, 2008:

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

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Mission and Nexstar entered into a local service agreement (see Note 4) whereby Mission pays Nexstar for the right to broadcast programming on KFTA and Nexstar pays Mission for the right to sell all advertising time on KFTA within certain time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. Upon completing the assignment of KFTA’s license, the Company plans to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission with certain restrictions. Mission and Nexstar are appealing the restrictions.

6.	Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $8.3 million, inclusive of transaction costs of $0.5 million. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	2,802

Total assets acquired	11,645
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: deferred liability on unfavorable lease	2,216
Less: accrued expenses and other liability	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). The Company obtained additional information during the three months ended September 30, 2008 related to a lease assumed in the acquisition which resulted in recording an increase to goodwill and deferred liabilities of $2.2 million. Goodwill of $2.8 million is expected to be deductible for tax purposes.

Unaudited ProForma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Three Months Ended September 30, 2008 (actual)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(in thousands)
Net revenue	$10,791	$10,562	$30,758	$32,240
Income (loss) from operations	(2,641)	2,158	2,781	6,960
Loss before income taxes	(4,692)	(1,039)	(4,203)	(2,631)
Net loss	$(3,807)	$(1,423)	$(4,080)	$(3,479)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

7.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2008				December 31, 2007
		Gross	Accumulated Amortization		Net	Gross	Accumulated Amortization	Net
			(in thousands)				(in thousands)
Network affiliation agreements	15	$67,892	$(39,966	)(a)	$27,926	$66,744	$(35,556)	$31,188
Other definite-lived intangible assets	1-15	13,117	(8,596)		4,521	13,117	(7,937)	5,180

Total intangible assets subject to amortization		$81,009	$(48,562)		$32,447	$79,861	$(43,493)	$36,368

(a)	Includes a $1.0 million impairment charge

We recorded an impairment charge of $5.9 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $0.2 million, related to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our FCC licenses and goodwill for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates to is less than its carrying value. The impairment charge for network affiliation agreements represents a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flows analysis.

The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our FCC licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and FCC licenses to recent television station sale transactions.

We used the income approach to test our FCC licenses for impairments as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0%-2.8%; and (c) operating profit margins ranging from 12.1%-25.4%.

We used the income approach to test goodwill for impairments as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0%-2.8%; and (c) operating profit margins ranging from 20.0%-34.1%. These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our FCC licenses.

        We used the income approach to determine the fair value of the network affiliation agreements for certain stations as of September 30, 2008 with the following assumptions: (a) a discount rate of 9.5%; (b) market growth rates ranging from 2.0%-2.5%; and (c) operating profit margins ranging from 14.3%-26.4%.

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the fourth quarter of 2008.

Total amortization expense from definite-lived intangibles was $1.4 million and $1.3 million for the three months ended September 30, 2008 and 2007 and $4.1 million in 2008 and $4.0 million in 2007 for each of the nine months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets is approximately $5.4 million for each year for the years 2008 through 2012.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $46.5 million and $45.9 million at September 30, 2008 and December 31, 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired.

The change in carrying amount of goodwill and FCC licenses for the nine months ended September 30, 2008 was as follows:

	Goodwill	FCC Licenses
	(in thousands)	(in thousands)
Beginning balance	$17,122	$28,736
Acquisition	2,802	2,659
Impairment charge	(161)	(4,679)

Ending balance	$19,763	$26,716

During 2008, the consummation of Mission’s acquisition of KTVE increased goodwill and FCC licenses by $2.8 million and $2.7 million, respectively.

8.	Debt

Long-term debt consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Term loans	$167,519	$168,814
Revolving credit facility	7,000	7,000

	174,519	175,814
Less: current portion	(1,727)	(1,727)

	$172,792	$174,087

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2008 and December 31, 2007, Mission had $167.5 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan at each of these two respective dates.

The Term Loan B, which matures October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2008, repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities.

The total weighted-average interest rate of the Mission Facility was 5.49% and 6.61% at September 30, 2008 and December 31, 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2008, there was $8.0 million of unused commitments under the Mission Facility, all of which was available for borrowing.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the 7% senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

Mission’s bank credit facility agreement does not contain financial covenant ratio requirements, but does provide for default, in the event Nexstar does not comply with all covenants contained in its credit agreement.

9.	Income Taxes

        The Company’s provision/benefit for income taxes is primarily comprised of deferred income taxes created by changes in the deferred tax liabilities position during the year. These changes resulted from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes as well as from adjustments made during the third quarter 2008 to the Company’s deferred tax liabilities as a result of the impairment charge discussed in footnote 7. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

At January 1, 2008, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2008. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of September 30, 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rulemaking proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations and the television broadcast industry in general.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2008, WUTR, WTVO, WYOU, KCIT, KRBC, KTVE and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for KOLR and KHMT.

Extension requests were filed with the FCC on September 19, 2008 for the Mission stations with permit expiration dates of November 19, 2008 unless the stations were expected to begin DTV full-power operations by the November 19, 2008 deadline. All of the Mission stations are expected to be operating at DTV full-power on or before February 17, 2009, except for KOLR. A request for authority for KOLR to begin full-power operations after February 17, 2009 will be filed with the FCC.

DTV conversion expenditures were $4.5 million and $1.4 million, respectively, for the nine months ended September 30, 2008 and 2007. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred in future years.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At September 30, 2008, Nexstar had issued an aggregate principal amount of $200.0 million of 7% Notes and had $179.5 million outstanding under its bank credit facility.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2008, unaudited condensed statements of operations for the three months and nine months ended September 30, 2008 and 2007, unaudited condensed statement of changes in shareholder’s deficit for the nine months ended September 30, 2008, unaudited condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Summary

Overview of Operations

As of September 30, 2008, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2008 with Nexstar:

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

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana/El Dorado, Arkansas market, effective January 16, 2008, Mission entered into an SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed above.

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2008 and 2014) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

Recent Developments

As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” in addition to the required annual test, we test the impairment of our indefinite-lived assets whenever events or changes in the circumstances indicate that such assets might be impaired. The events that triggered the need for the impairment analysis at September 30, 2008 included the decline in overall economic conditions and the resulting lower growth in non-political advertising revenues and the decline in station operating profit margins at some of our television stations. This testing resulted in a $5.9 million non-cash impairment charge for the third quarter ended September 30, 2008, which included a goodwill impairment charge of $0.2 million, an FCC license impairment charge of $4.7 million and a network affiliation impairment charge of $1.0 million.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value. Following this test, the Company recorded an impairment charge of $1.0 million to network affiliation agreements.

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana / El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $8.3 million, inclusive of transaction costs of $0.5 million. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

On April 11, 2006, we and Nexstar filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction was set at $5.6 million. Also in 2006, we entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. On August 28, 2006, we and Nexstar entered into a local service agreement whereby we pay Nexstar for the right to broadcast programming on KFTA and Nexstar pays us for the right to sell all advertising time within certain time periods. The time brokerage agreement will terminate upon the assignment of KFTA’s FCC license from Nexstar to us. Upon completing the assignment of KFTA’s license, we plan to enter into JSA and SSA agreements with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA.

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission with certain restrictions. Mission and Nexstar are appealing the restrictions.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including covenants based on our operating cash flow. If our operating cash flow is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$821	75.6	$622	56.9	$2,186	72.2	$1,806	54.7
Network compensation	236	21.7	448	41.0	763	25.2	1,397	42.3
Other	29	2.7	23	2.1	78	2.6	97	3.0

Net broadcast revenue before barter	1,086	100.0	1,093	100.0	3,027	100.0	3,300	100.0

Barter revenue	639		586		1,862		1,705
Revenue from Nexstar Broadcasting, Inc.	9,066		7,206		25,619		22,352

Net revenue	$10,791		$8,885		$30,508		$27,357

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$10,791	100.0	$8,885	100.0	$30,508	100.0	$27,357	100.0
Operating expenses:
Corporate expenses	254	2.4	176	2.0	710	2.3	660	2.4
Station direct operating expenses, net of trade	1,597	14.8	1,292	14.5	4,704	15.4	3,808	13.9
Selling, general and administrative expenses	349	3.2	376	4.2	1,189	3.9	1,055	3.9
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,025	18.8	1,965	22.1	6,065	19.9	5,895	21.5
Gain on asset exchange	—	—	(317)	(3.6)	(593)	(1.9)	(317)	(1.2)
(Gain) loss on asset disposal, net	(141)	(1.3)	(1)	—	(391)	(1.3)	4	—
Barter expense	639	5.9	586	6.6	1,862	6.1	1,705	6.2
Depreciation and amortization	2,159	20.0	2,139	24.1	6,557	21.5	6,500	23.8
Impairment of goodwill and intangible assets	5,859	54.3	—	—	5,859	19.2	—	—
Amortization of broadcast rights, excluding barter	691	6.4	691	7.8	1,771	5.8	1,455	5.3

Income (loss) from operations	$(2,641)		$1,978		$2,775		$6,592

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenue

Net revenue was $10.8 million for the three months ended September 30, 2008 compared to $8.9 million for the same period in 2007, an increase of $1.9 million, or 21.5%. This increase was primarily attributed to an increase in revenue from Nexstar as discussed below.

Revenue from Nexstar was $9.1 million for the three months ended September 30, 2008, compared to $7.2 million for the same period in 2007, an increase of $1.9 million, or 25.8%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which benefitted from increases in political advertising. Additionally, our newly acquired television station KTVE increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.1 million for the three months ended September 30, 2008, and 2007.

Operating Expenses

Corporate expenses were $0.3 million for the three months ended September 30, 2008 compared to $0.2 million for the same period in 2007, an increase of $0.1 million, or 44.3%. The increase was primarily the result of additional professional fees incurred in 2008. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.3 million, or 23.6% for the three months ended September 30, 2008, compared to the same period in 2007. The increase was primarily due to an increase in the addition of our newly acquired television station KTVE and higher electric usage costs incurred in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $60 thousand, or 3.1%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase was a result of the SSA fees related to our newly acquired television station KTVE.

Amortization of broadcast rights, excluding barter was $0.7 million for the three months ended September 30, 2008, and 2007.

Depreciation of property and equipment was $0.8 million for the three months ended September 30, 2008 and 2007.

Amortization of intangible assets was $1.4 million and $1.3 million for the three months ended September 30, 2008 and 2007, respectively.

We recorded an impairment charge of $5.9 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of our goodwill of $0.2 million, related to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts. These events included the decline in overall economic conditions and the decline in advertising revenues at some of our television stations.

Further deterioration in the advertising marketplaces in which Mission operates could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

For the three months ended September 30, 2008 and 2007, we recognized a gain of $0 million and $0.3 million, respectively from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the third quarter of 2007. Additionally, we recognized a gain of $0.2 million for the three months ended September 30, 2008 related to an insurance recovery of a casualty loss partially offset by a loss on disposal of assets of $0.1 million.

Income (Loss) from Operations

The Company had a loss from operations of $2.6 million for the three months ended September 30, 2008, compared to income from operations of $2.0 million for the same period of 2007, a decrease of $4.6 million. The decrease in income from operations for the three months ended September 30, 2008 was primarily due to the impairment charge discussed above, partially offset by the increase in net revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $1.1 million, or 33.8%, for the three months ended September 30, 2008, compared to the same period in 2007. The lower amount of interest expense was primarily attributed to lower average interest rates incurred during the three months ended September 30, 2008 compared to the same period in 2007.

Income Taxes

        Income tax expense decreased by $1.2 million for the three months ended September 30, 2008, compared to the same period in 2007. The decrease was primarily attributed to the deferred tax effect of the impairment charge of $4.9 million related to goodwill and other indefinite-lived assets. Our provision/benefit for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter 2008 to the Company’s deferred tax liabilities as a result of the impairment charge discussed above. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenue

Net revenue was $30.5 million for the nine months ended September 30, 2008 compared to $27.4 million for the same period in 2007, an increase of $3.1 million, or 11.5%. This increase was primarily attributed to an increase in revenue from Nexstar as discussed below.

Revenue from Nexstar was $25.6 million for the nine months ended September 30, 2008, compared to $22.4 million for the same period in 2007, an increase of $3.2 million, or 14.6%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, primarily from our newly acquired television station KTVE, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $2.9 million for the nine months ended September 30, 2008, compared to $3.2 million for the same period in 2007, a decrease of $0.3 million, or 7.9%. The decrease was primarily due to approximately $0.6 million less of compensation recognized from network affiliation agreements due to two new affiliation agreements becoming effective in January 2008, partially offset by an increase in the compensation we receive under retransmission consent agreements, which primarily resulted from increases in the number of cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses were $0.7 million for the nine months ended September 30, 2008 and 2007. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.9 million, or 23.5% for the nine months ended September 30, 2008, compared to the same period in 2007. The increase was primarily due to an increase in the addition of our newly acquired television station KTVE and higher electric usage costs incurred in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $0.2 million, or 2.9%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was a result of the SSA fees related to our newly acquired television station KTVE.

Amortization of broadcast rights, excluding barter, increased by $0.3 million, or 21.7%, for the nine months ended September 30, 2008, compared to the same period in 2007. The increase was primarily attributed to the addition of our newly acquired television station KTVE in 2008.

Depreciation of property and equipment was $2.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of intangible assets was $4.1 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

We recorded an impairment charge of $5.9 million during the third quarter of 2008 that included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of our goodwill of $0.2 million, related to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts. These events included the decline in overall economic conditions and the decline in advertising revenues at some of our television stations.

Further deterioration in the advertising marketplaces in which Mission operates could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

For the nine months ended September 30, 2008 and 2007, we recognized a gain of $0.6 million and $0.3 million, respectively from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation during the third quarter of 2007. Additionally, we recognized a gain of $0.5 million for the nine months ended September 30, 2008 related to an insurance recovery of a casualty loss, partially offset by losses on disposal of assets.

Income from Operations

Income from operations was $2.8 million for the nine months ended September 30, 2008, compared to $6.6 million for the same period of 2007, a decrease of $3.8 million or 57.9%. The decrease in income from operations for the nine months ended September 30, 2008 was primarily attributed to the impairment of goodwill and other intangible assets of $5.9 million and the increase in operating expenses caused by the acquisition of KTVE in January 2008, partially offset by an increase in net revenue of $3.2 million.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $2.3 million, or 24.7%, for the nine months ended September 30, 2008, compared to the same period in 2007. The lower amount of interest expense was primarily attributed to lower average interest rates incurred during the nine months ended September 30, 2008 compared to the same period in 2007, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Income Taxes

Income tax expense/benefit decreased by $0.9 million for the nine months ended September 30, 2008, compared to the same period in 2007. The decrease was primarily attributed to the deferred tax effect of the impairment charge of $4.9 million related to goodwill and other indefinite-lived assets. Our provision/benefit for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from both the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter 2008 to the Company’s deferred tax liabilities as a result of the impairment charges discussed above. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 7, 2008, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2008. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$4,765	$2,038
Net cash used for investing activities	(12,660)	(1,789)
Net cash used for financing activities	(1,295)	(1,295)

Net decrease in cash and cash equivalents	$(9,190)	$(1,046)

Cash paid for interest	$6,984	$9,280
Cash paid for income taxes, net	$75	$—

	September 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$726	$9,916
Long-term debt including current portion	$174,519	$175,814
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of September 30, 2008, there were $8.0 million of total unused commitments under Mission’s credit facility, all of which was available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $2.7 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due the timing of collections of accounts receivable and payments of accounts payable and accrued expenses.

Cash paid for interest decreased by $2.3 million during the nine months ended September 30, 2008 compared to the same period in 2007 due to lower average interest rates incurred during the nine months ended September 30, 2008 compared to the same period in 2007 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $10.9 million during the nine months ended September 30, 2008 compared to the same period in 2007. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $5.2 million for the nine months ended September 30, 2008, compared to $1.4 million for the same period in 2007. The increase was primarily attributed to digital conversion expenditures, which increased to $4.5 million for the nine months ended September 30, 2008 from $1.4 million for the same period in 2007.

Acquisition-related payments for the nine months ended September 30, 2008 consisted of total consideration of $7.9 million, inclusive of transaction costs of $0.5 million, for our acquisition of KTVE.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $1.3 million for the nine months ended September 30, 2008 and 2007.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2008, we had debt of $174.5 million, which represented 229.7% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2008, $8.0 million of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2008:

	Total	Remainder of 2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Senior credit facility	$174,519	$432	$3,454	$170,633	—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the 7% senior subordinated notes issued by Nexstar. The senior credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2008, Nexstar had a maximum commitment of $241.0 million under its senior credit facility, of which $179.5 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of 7% senior subordinated notes.

Debt Covenants

Our senior credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

As of September 30, 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes. We have been advised by Nexstar that Nexstar anticipates continued compliance with all the covenants for the next twelve months.

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

Except for stations which have requested waiver of the FCC’s deadline for construction, broadcast television stations are required to be broadcasting a full-power DTV signal. As of September 30, 2008, Mission’s stations WUTR, WTVO, WYOU, KCIT, KRBC, KTVE and KAMC are broadcasting with full-power DTV signals. The FCC has authorized Mission to operate DTV facilities for its remaining stations at low-power until certain dates established by the FCC. The FCC has established November 19, 2008 as the deadline for Mission stations KJTL, KSAN, WFXW, WFXP and KODE. The FCC has established February 17, 2009 as the deadline for KOLR and KHMT.

Extension requests were filed with the FCC on September 19, 2008 for the Mission stations with permit expiration dates of November 19, 2008 unless the stations were expected to begin DTV full-power operations by the November 19, 2008 deadline. All of the Mission stations are expected to be operating at DTV full-power on or before February 17, 2009, except for KOLR. A request for authority for KOLR to begin full-power DTV operations after February 17, 2009 will be filed with the FCC.

DTV conversion expenditures were $4.5 million and $1.4 million, respectively, for the nine months ended September 30, 2008 and 2007. We estimate that it will require an average capital expenditure of approximately $1.5 million per station (for 6 stations as of September 30, 2008) to modify our remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades and/or modifications. We anticipate these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

Cash Requirements for Pending Transaction

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. The FCC granted the application in March 2008 with certain restrictions. Mission and Nexstar are appealing the restrictions. Consideration for this transaction was set at $5.6 million. We intend to finance this transaction through cash on hand and borrowings under our senior secured credit facility.

No Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Valuation of long-lived assets and intangible assets

Approximately $78.9 million, or 68%, of our total assets as of September 30, 2008 consisted of unamortized intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by SFAS 142, we test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by SFAS 142, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the station (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasting properties. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value. Following this test, the Company recorded an impairment charge of $1.0 million to network affiliation agreements.

We recorded an impairment charge of $5.9 million during the third quarter of 2008 that included an FCC license impairment charge of $4.7 million relating to 6 of our television stations and a goodwill impairment charge of $0.2 million relating to 2 of our television stations. As required by SFAS 142, we tested our unamortized intangible assets as of September 30, 2008, which was between annual tests, because we believed that, based upon the decline in the overall economic conditions, it was more likely than not that the fair value of our reporting units would fall below their carrying amounts.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses on the following basic assumptions for the nine months ended September 30, 2008:

Market growth rates	2.0% to 2.8%
Operating profit margins	12.1% to 25.4%
Discount rate	9.5%
Tax rate	34.0% to 40.6%
Capitalization rate	6.8% to 7.5%

We based the valuation of network affiliation agreements on the following basic assumptions for the nine months ended September 30, 2008:

Market growth rates	2.0% to 2.5%
Operating profit margins	14.3% to 26.4%
Discount rate	9.5%
Tax rate	34.0% to 39.6%
Capitalization rate	7.0% to 7.5%

We based the valuation of goodwill on the following basic assumptions for the nine months ended September 30, 2008:

Market revenue growth	2.0% to 2.8%
Operating profit margins	20.0% to 34.1%
Discount rate	9.5%
Tax rate	34.0% to 40.6%
Capitalization rate	6.8% to 7.5%

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management believes that as of September 30, 2008 there has been no material change to this information.

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

All term loan borrowings at September 30, 2008 under our senior credit facility bear interest at 5.51%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at September 30, 2008 under our senior credit facility bear interest at 5.01%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of September 30, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,745	$873	$(873)	$(1,745)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

At September 30, 2008, we updated the risk factors in our 2007 Annual Report on Form 10-K as described below.

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition. Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Our ability to access funds under our credit facility depends, in part, on our compliance with certain financial covenants in the credit facility, including covenants based on our operating cash flow. If our operating cash flow is not sufficient to ensure compliance with these covenants, we might not be able to draw down funds under our revolving credit facility.

Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and other discretionary uses of cash.

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

Dated: November 13, 2008