Form 10-K
period 2008-12-31
MISSION BROADCASTING INC
filed 2009-03-31
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2008. As of January 31, 2009, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

1

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.

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

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2008, we owned and operated 16 stations. We have tripled the size of our portfolio since January 1, 2003, having acquired 10 stations. The stations that we own and operate are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. These stations are diverse in their network affiliations: 13 have primary affiliation agreements with one of the four major networks—3 with NBC, 5 with Fox, 4 with ABC, and 2 with CBS, and 2 stations have an agreement with MyNetworkTV.

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

Our principal offices are located at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2008 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, KTVE and WTVO

(1)	Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of net revenue, as described in the JSAs.

In conjunction with its acquisition of KTVE, the NBC affiliate in the Monroe, Louisiana – El Dorado, Arkansas market, effective January 16, 2008, Mission entered into an SSA and JSA with Nexstar. The terms of the SSA and JSA are comparable to the terms of the SSAs and JSAs between Nexstar and Mission as discussed above.

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. We expect these option agreements to be renewed upon expiration.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2008.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2008:

Market Rank (1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
74	Springfield, MO	KOLR	CBS	6	(3)
131	Amarillo, TX	KCIT	Fox	5	(3)
		KCPN-LP	MyNetworkTV		(3)
132	Rockford, IL	WTVO	ABC	4	(3)
136	Monroe, LA-El Dorado, AR	KTVE	NBC	6	(3)
142	Erie, PA	WFXP	Fox	4	(3)
145	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
148	Lubbock, TX	KAMC	ABC	5	(3)
149	Wichita Falls, TX- Lawton, OK	KJTL	Fox	5	(3)
		KJBO-LP	MyNetworkTV		(3)
151	Terre Haute, IN	WFXW	Fox	3	(3)
164	Abilene-Sweetwater, TX	KRBC	NBC	4	(3)
169	Utica, NY	WUTR	ABC	4	(3)
170	Billings, MT	KHMT	Fox	4	(3)
197	San Angelo, TX	KSAN	NBC	4	(3)

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2008 4th Edition, as published by BIA Financial Network, Inc.

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

The television broadcast industry is in the midst of a transition to an advanced digital television (“DTV”) transmission system. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel for the transition period. Television broadcasters will be required to cease analog broadcasting by June 12, 2009 and return one of their channels to the FCC.

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
KTVE	Monroe, LA-El Dorado, AR	NBC	December 2011
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KOLR	Springfield, MO	CBS	June 2013
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015

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

Audience. Our stations compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portal digital devices such as video iPods and cell phones which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audiences include home entertainment systems, such as VCRs, DVDs, and DVRs; video-on-demand and pay-per-view; the Internet; and television game devices.

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

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their analog signal on cable television systems within their DMA. The most recent election was made October 1, 2005, and is effective for the three-year period that began January 1, 2006. The most recent election date was October 1, 2008, for the three-year period beginning January 1, 2009.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2008 for the three-year period that began on January 1, 2009. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. EchoStar currently provides satellite carriage of our stations in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements that expire in 2008 with both DirecTV and EchoStar that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

Digital Television (“DTV”). In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by August 18, 2009. WFXW is expected to complete construction on or before that deadline.

Channels used for analog broadcasts range from 2 through 69. The FCC designated Channels 2 through 51 as the “core” channels for use by television broadcasters’ DTV stations after June 12, 2009. One of our stations has its transitional DTV channel assignment outside the core. This station will be required to change its DTV channel to an in-core channel at the end of the transition.

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

DTV MVPD Carriage. Stations may choose must-carry status or retransmission consent for their analog signals, but may only elect retransmission consent for their digital signals. When a television station operates only as a DTV station, and returns its analog channel to the FCC and converts to digital-only operations, which, in most cases, will be on or about June 12, 2009, it may assert must-carry rights for a single DTV programming stream. Digital television signals carried on a cable system must be available to all subscribers on the system’s basic service tier.

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

Employees

As of December 31, 2008, we had a total of 36 employees, all of which were full-time. As of December 31, 2008, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

We have a history of net losses.

We had net losses of $7.5 million, $4.0 million and $2.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2008, we had $174.1 million of debt which represented 241.6% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2008 and at each respective quarterly reporting period during 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, Nexstar’s plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow them to maintain compliance with all covenants contained in the credit agreements governing their senior secured credit facility and the indentures governing their publicly held notes for a period of at least the next twelve months from December 31, 2008. However, no assurance can be provided that Nexstar’s actions will be successful or that such actions will allow them to maintain compliance with these covenants.

We guarantee the aggregate principal amount of $200.0 million of senior subordinated notes and the aggregate principal amount of $182.1 million of outstanding bank facility term and revolving loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indenture governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $58.5 million of unused revolver commitments available under its senior credit facility, which is also guaranteed by us.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the stations that we operate have network affiliation agreements – 3 stations have primary affiliation agreements with NBC, 2 with CBS, 4 with ABC, 5 with Fox and 2 with MyNetworkTV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of Fox and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming. Under the affiliation agreements with NBC, CBS and ABC, most of the stations we operate also receive compensation from these networks.

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

Television broadcasters are currently broadcasting both analog and DTV signals. In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009. Stations that fail to meet the deadlines for termination of analog operations set forth in their March 17, 2009 filings at the FCC may face monetary forfeitures imposed by the FCC.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by August 18, 2009. WFXW is expected to complete construction on or before that deadline. If WFXW does not meet that deadline, it may lose interference protection in certain geographic areas authorized by its construction permit.

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

As of December 31, 2008, approximately $72.0 million, or 65.4%, of total assets consisted of unamortized goodwill and intangible assets, including FCC licenses and network affiliation agreements. We recorded an impairment charge of $11.4 million during the year ended December 31, 2008 that included an impairment to the carrying value of FCC licenses of $8.7 million, related to 9 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.4 million related to 2 of our television stations; and an impairment to the carrying values of goodwill of $1.3 million, related to 3 of our television stations. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

The conversion from broadcasting in the analog broadcast format to the digital broadcast format is expensive. This conversion required an average initial capital expenditure of approximately $0.2 million per station for low-power transmission of digital signal programming. Digital conversion expenditures were $7.3 million, $2.3 million and $2.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio (1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio (2)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio (3)	—	—	—
Tower/Transmitter Site	Leased	1 Sq. Ft.	6/30/09

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio (4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	12.78 Acres	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/09
Microwave Relay Station	Leased	0.3 Acres	10/31/09

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KTVE—Monroe, LA-El Dorado, AR
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site – El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site – Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site – Bolding	Leased	11.5 Acres	4/30/32

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office—Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by Nexstar.
(2)	The office space and studio used by WFXW are owned by Nexstar.
(3)	The office space and studio used by WFXP are owned by Nexstar.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.
(5)	The office space and studio used by KSAN are owned by Nexstar.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.
(7)	The office space and studio used by KAMC are owned by Nexstar.
(8)	The office space and studio used by KHMT are owned by Nexstar.
(9)	The office space and studio used by KTVE are owned by Nexstar.

Item 3.	Legal Proceedings

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

We did not submit any matter to a vote of our sole shareholder during the fourth quarter of 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2008, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.	Selected Financial Data

We have derived the following consolidated statement of income data for 2008, 2007, and 2006 and consolidated balance sheet data as of December 31, 2008 and 2007 from our financial statements included herein. We have derived the following statement of income data for 2005 and 2004 and consolidated balance sheet data as of December 31, 2006, 2005, and 2004 from our 2006 Form 10-K filed on March 15, 2007 and our 2005 Form 10-K filed on March 31, 2006. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, which are included herein.

	Fiscal years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Statement of Operations Data:
Net broadcast revenue (1)	$6,635	$6,726	$5,757	$4,959	$15,542
Revenue from Nexstar Broadcasting, Inc.(2)	35,283	30,556	32,556	28,141	21,186

Net revenue	41,918	37,282	38,313	33,100	36,728
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	6,405	5,148	4,710	4,271	3,935
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,595	2,280	2,390	2,232	4,639
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc. (3)	8,090	7,860	7,820	11,400	13,167
Impairment of goodwill	1,289	—	—	—	—
Impairment of other intangible assets	10,149	—	—	—	—
Gain on asset exchange	(869)	(317)	—	—	—
(Gain) loss on asset disposal, net	(352)	92	12	94	3
Amortization of broadcast rights	4,729	4,269	3,939	4,408	4,579
Depreciation and amortization	8,740	8,603	8,682	8,918	8,064

Income from operations	1,142	9,347	10,760	1,777	2,341
Interest expense	(9,472)	(12,344)	(12,315)	(9,193)	(5,871)
Loss on extinguishment of debt	—	—	(269)	(508)	(1,094)
Interest income	53	92	60	30	18
Other income, net	—	—	—	—	5

Loss before income taxes	(8,277)	(2,905)	(1,764)	(7,894)	(4,601)
Income tax benefit (expense)	737	(1,135)	(1,172)	(1,330)	(1,105)

Loss before minority interest in consolidated entity	(7,540)	(4,040)	(2,936)	(9,224)	(5,706)
Minority interest in consolidated entity	—	—	—	—	188

Net loss	$(7,540)	$(4,040)	$(2,936)	$(9,224)	$(5,518)

Balance Sheet Data (end of period):
Cash and cash equivalents	$1,426	$9,916	$3,577	$1,404	$6,981
Working capital deficit	(18,141)	(11,995)	(20,024)	(23,406)	(16,466)
Net intangible assets and goodwill	71,995	82,226	87,588	92,984	98,750
Total assets	110,078	118,955	117,726	119,804	134,894
Total debt	174,087	175,814	170,541	172,268	172,740
Total shareholder’s deficit	(102,027)	(94,487)	(91,947)	(89,011)	(79,787)
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$8,768	$3,908	$6,516	$3,220	$(2,108)
Investing activities	(15,531)	(2,842)	(2,616)	(7,529)	(22,144)
Financing activities	(1,727)	5,273	(1,727)	(1,268)	29,376
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$8,102	$2,455	$2,616	$1,400	$251
Cash payments for broadcast rights	1,773	1,678	1,726	2,211	2,080

(1)	Net broadcast revenue is defined as revenue, excluding revenue from Nexstar Broadcasting, Inc.
(2)	We have joint sales agreements with Nexstar, which permits Nexstar to sell and retain a percentage of the net revenue from the advertising time on our stations in return for monthly payments to us of the remaining percentage of the net revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for us, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(3)	We have shared services agreements with Nexstar, which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Operations

As of December 31, 2008, we owned and operated 16 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2008 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, KTVE and WTVO

(1)	We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us.
(2)	We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. NBC, CBS and ABC compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and MyNetworkTV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation agreements is expected to decline in future years and may be eliminated altogether at some point in time.

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

Pending Transaction

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Retransmission compensation	$2,982	72.8	$2,423	55.1	$2,018	56.1
Network compensation	1,013	24.7	1,842	41.8	1,460	40.6
Other	101	2.5	136	3.1	117	3.3

Net broadcast revenue before barter revenue	4,096	100.0	4,401	100.0	3,595	100.0
Barter revenue	2,539		2,325		2,162
Revenue from Nexstar Broadcasting, Inc.	35,283		30,556		32,556

Net revenue	$41,918		$37,282		$38,313

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue	$41,918	100.0	$37,282	100.0	$38,313	100.0
Operating expenses (income):
Corporate expenses	908	2.2	954	2.6	941	2.5
Station direct operating expenses	6,405	15.3	5,148	13.8	4,710	12.3
Selling, general and administrative expenses	1,687	4.0	1,326	3.6	1,449	3.8
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	8,090	19.3	7,860	21.1	7,820	20.4
Gain on asset exchange	(869)	(2.1)	(317)	(0.9)	—	—
(Gain) loss on asset disposal, net	(352)	(0.8)	92	0.2	12	—
Trade and barter expense	2,539	6.1	2,325	6.2	2,162	5.6
Depreciation and amortization	8,740	20.9	8,603	23.1	8,682	22.7
Impairment of goodwill	1,289	3.1	—	—	—	—
Impairment of other intangible assets	10,149	24.2	—	—	—	—
Amortization of broadcast rights, excluding barter	2,190	5.2	1,944	5.2	1,777	4.6

Income from operations	$1,142		$9,347		$10,760

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Revenue

Net revenue for the year ended December 31, 2008, increased by $4.6 million, or 12.4%, from the same period in 2007. This increase was primarily attributed to the increase in revenue from Nexstar.

Revenue from Nexstar was $35.3 million for the year ended December 31, 2008, compared to $30.6 million for the same period in 2007, an increase of $4.7 million, or 15.5%. The increase was primarily attributed to an increase in the political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $4.0 million for the year ended December 31, 2008, compared to $4.3 million for the same period in 2007, a decrease of $0.3 million, or 6.3%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which resulted from increases in the number cable and satellite subscribers in our markets.

Operating Expenses

Corporate expenses were $0.9 million for the year ended December 31, 2008. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $1.6 million, or 25.0% for the year ended December 31, 2008, compared to the same period in 2007. Of the increase $1.2 million was due to the addition of KTVE which was acquired in January 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees increased by $0.2 million, or 2.9%, for the year ended December 31, 2008 compared to the same period in 2007. These fees increased due to the addition of KTVE in January 2008.

We recorded impairment charges of $11.4 million during 2008 that included an impairment to the carrying values of FCC licenses of $8.7 million, related to 9 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.4 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $1.3million, related to 3 of our television stations. See Note 7 in the Notes to Consolidated Financial Statements in Item 8.

Amortization of broadcast rights, excluding barter, increased by $0.2 million, or 12.7%, for the year ended December 31, 2008, compared to the same period in 2007. The increase was primarily due to the addition of KTVE in 2008.

Amortization of intangible assets $5.4 million for both the years ended December 31, 2008 and 2007, respectively.

Depreciation of property and equipment increased by $0.1 million, or 3.0%, for the year ended December 31, 2008, compared to the same period in 2007.

For the years ended December 31, 2008 and 2007, we recognized non-cash gains of $0.9 million and $0.3 million, respectively from the exchange of equipment under an arrangement we first transacted with Sprint Nextel Corporation in the third quarter of 2007. Additionally, we recognized a gain of $0.5 million related to an insurance recovery of a casualty loss, partially offset by a loss on disposal of assets of $0.1 million.

Income from Operations

Income from operations was $1.1 million for the year ended December 31, 2008, compared to $9.3 million for the same period of 2007, a decrease of $8.2 million, or 87.8%. Income from operations decreased primarily due to the non-cash impairment charge related to goodwill and other intangible assets, combined with an increase in operating costs from newly acquired KTVE, partially offset by the increase in net revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $2.9 million, or 23.3%, for the year ended December 31, 2008, compared to the same period in 2007. The decrease in interest expense was primarily attributed to lower average interest rates incurred during the year ended December 31, 2008 compared to the same period in 2007, partially offset by an increase in the average amount outstanding during 2008 under our senior credit facility.

Income Taxes

Income tax benefit was $0.7 million for the year ended December 31, 2008, compared to income tax expense of $1.1 million for the same period in 2007, a decrease of $1.8 million. The decrease was primarily due to the tax benefit recognized as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2008 and 2007, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 27, 2009, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2008. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$8,768	$3,908	$6,516
Net cash used for investing activities	(15,531)	(2,842)	(2,616)
Net cash provided by (used for) financing activities	(1,727)	5,273	(1,727)

Net increase (decrease) in cash and cash equivalents	$(8,490)	$6,339	$2,173

Cash paid for interest	$9,441	$12,369	$12,181
Cash paid for income taxes, net	$75	$—	$—

	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$1,426	$9,916
Long-term debt including current portion	$174,087	$175,814
Unused commitments under senior secured credit facility(1)	$8,000	$8,000

(1)	As of December 31, 2008, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities increased by $4.9 million during the year ended December 31, 2008 compared to the same period in 2007. The increase was primarily due to: (1) our increase in net revenue of $4.6 million, partially offset by an increase in direct operating and general and administrative expenses of $1.6 million; (2) a decrease in cash paid for interest of $2.9 million; and (3) an increase of $0.7 million in cash flows from deferred revenue, partially offset by a decrease of $1.5 million resulting from the timing of payments made to reduce our payable to Nexstar.

Cash paid for interest decreased $2.9 million for the year ended December 31, 2008 compared to the same period in 2007 due to lower average interest rates incurred in 2008 compared to 2007, partially offset by an increase in the average amount outstanding during 2008 under the senior credit facility.

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

Cash paid for interest increased by $0.2 million during the year ended December 31, 2007 compared to the same period in 2006 due to higher interest rates in 2007 under our senior credit facility partially offset by a reduction in the average amount outstanding during 2007 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities increased by $12.7 million during the year ended December 31, 2008 compared to the same period in 2007. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $8.2 million for the year ended December 31, 2008, compared to $2.5 million for the same period in 2007. The increase was primarily attributed to digital conversion expenditures, which increased from $2.3 million in 2007 to $7.3 million in 2008.

Acquisition related payments for the years ended December 31, 2008 and 2007 were $7.9 million and $0.4 million, respectively, both of which were related to the acquisition of KTVE. The $0.4 million spent in 2007 related to the down payment on KTVE and the remainder was paid in 2008. There was no cash used for the acquisition of stations in 2006.

The comparative net cash used for investing activities increased by $0.2 million during the year ended December 31, 2007 compared to the same period in 2006. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

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

Cash Flows – Financing Activities

The comparative net cash flows from financing activities decreased by $7.0 million during the year ended December 31, 2008 compared to the same period in 2007 due to $7.0 million of proceeds from revolving loan borrowings made in 2007 under our senior secured credit facility. The $7.0 million borrowing in December 2007 was made in contemplation of closing on our pending acquisition of KTVE. We made a remaining payment of $7.4 million on January 16, 2008 to complete our acquisition of KTVE. Scheduled term loan maturities under our senior secured credit facility were $1.7 million for both the years ended December 31, 2008 and 2007.

The comparative net cash flows from financing activities increased by $7.0 million during the year ended December 31, 2007, compared to the same period in 2006 due to the revolving loan proceeds used to pay for the KTVE acquisition discussed in the preceding paragraph.

Although our senior credit facility now allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2008, we had debt of $174.1million, which represented 241.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2008, $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2008:

	Total	2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Mission senior credit facility	$174,087	$1,727	$3,454	$168,906	$—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2008, Nexstar had a maximum commitment of $240.6 million under its bank credit facility, of which $182.1 million of debt was outstanding, and had issued an aggregate principal amount of $200.0 million of senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2008 and at each respective quarterly reporting period during 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets , 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee , and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, Nexstar’s plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow them to maintain compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing our publicly held notes for a period of at least the next twelve months from December 31, 2008. However, no assurance can be provided that Nexstar’s actions will be successful or that such actions will allow them to maintain compliance with these covenants.

Cash Requirements for DTV Conversion

Television broadcasting in the United States has moved from an analog transmission system to a digital transmission system. The conversion from broadcasting in the analog format to the digital format is expensive. Our conversion to a low-power DTV signal required an average initial capital expenditure of approximately $0.2 million per station. All of the television stations that we own and operate are broadcasting at least a low-power digital television signal.

Except for stations that have requested waiver of the construction deadline, broadcast television stations are required to have completed construction of the final DTV stations and be broadcasting a full-power DTV signal. As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by August 18, 2009. WFXW is expected to complete construction on or before that deadline.

DTV conversion expenditures were $7.3 million, $2.3 million and $2.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

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

No Off-Balance Sheet Arrangements

At December 31, 2008, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Senior credit facility	$174,087	$1,727	$3,454	$168,906	$—
Cash interest on debt	24,053	5,554	13,568	4,931	—
Broadcast rights current cash commitments(1)	3,150	1,515	1,302	333	—
Broadcast rights future cash commitments	2,096	275	1,090	731	—
Operating lease obligations	25,054	1,110	2,315	2,533	19,096

Total contractual cash obligations	$228,440	$10,181	$21,729	$177,434	$19,096

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2008 in the amount of $3.4 million.

As discussed in Note 11, “Income Taxes” of the Notes to the Financial Statements, we adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”) as of January 1, 2007. At December 31, 2008, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Valuation of Goodwill and Intangible Assets

Approximately $72.0 million, or 65.4%, of our total assets as of December 31, 2008 consisted of unamortized intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We tested our network affiliation, FCC licenses and goodwill for impairment as of September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $5.9 million as a result of that test which included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $0.2 million, related to 2 of our television stations.

We performed our annual test for impairment at December 31, 2008 and due to the continued decline in overall economic conditions during the fourth quarter of 2008 and the further decline in our forecasts for advertising revenues at some stations, the Company recorded an additional $5.5 million in impairment charges, for an annual total of $11.4 million. Of the additional $5.5 million impairment charges, $4.0 million was for FCC licenses, related to 9 of our television stations, $0.4 million was for network affiliation agreements related to 1 television station, and $1.1 million was for goodwill, related to 3 of our television stations.

Further deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Nexstar and Mission’s financial position and results of operations.

The tables below illustrate how assumptions used in the fair value calculations varied from third quarter to fourth quarter 2008. The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.9% to 25.4%	12.1% to 25.4%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.5%
Operating profit margins	14.0% to 26.3%	14.3% to 26.4%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 39.6%	34.0% to 39.6%
Capitalization rate	8.3% to 8.8%	7.0% to 7.5%

We based the valuation of goodwill at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market revenue growth	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 32.1%	20.0% to 34.1%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2008 and 2007 since the accounts receivable balance consisted primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the value of the advertising time exchanged, which approximates the fair value of the programming received. The value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled , we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2008, the amounts of our current broadcast rights and non-current broadcast rights were $3.4 million and $2.2 million, respectively.

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

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $2.5 million, $2.3 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). Management is currently evaluating the impact the adoption of this FSP will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company was January 1, 2008. The Company adopted the provisions of this Statement in the first quarter of 2008. Management determined that the adoption of SFAS No. 159 had no effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, which will be contingent upon the individual characteristics of the Company’s future acquisition activity.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Management is currently evaluating the impact that this statement will have on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at December 31, 2008 under our senior credit facility bear interest at 3.21%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2008 under our senior credit facility bear interest at 2.71%, which represented the base rate, or prime, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of December 31, 2008 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,741	$871	$(871)	$(1,741)

The estimated fair value of the Company’s total long-term debt at December 31, 2008 was approximately $157.3 million, which was approximately $16.7 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

Given the interest rates that were in effect at December 31, 2007, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.8 million and $0.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.9 million and $1.8 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

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

Management assessed the effectiveness of Mission’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2008, Mission’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	54	President, Treasurer and Director
Nancie J. Smith	56	Vice President and Secretary
Dennis Thatcher	62	Executive Vice President and Chief Operating Officer

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

David S. Smith, as the sole director of Mission’s Board of Directors, has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

Compensation Discussion and Analysis

The Company has entered into a management services agreement with its President which provides for compensation in exchange for performing certain services in connection with the ownership and operations of the Company’s television stations. Under the agreement, our President David S. Smith is compensated up to $0.4 million per year.

Our Chief Operating Officer is compensated based on his scope of responsibilities, taking into account competitive market compensation paid by other similarly situated companies for this position. The Chief Operating Officer’s salary is reviewed annually, and adjusted to ensure its alignment with market levels and taking into account individual accomplishments and overall performance in the past year.

At this time, no other form of compensation is provided to the Company’s executive officers.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal year ended December 31, 2008.

Summary Compensation Table

	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Non-Qualified Deferred Compensation Earnings		All Other Compensation		Total
(in thousands)
David S. Smith President, Treasurer and Director	2008 2007 2006	$305,000 250,000 250,000	$	— 130,000 105,000	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —	$305,000 380,000 355,000

Nancie J. Smith Vice President and Secretary	2008 2007 2006	3,120 6,240 6,240		— — —		— — —		— — —		— — —		— — —		— — —	3,120 6,240 6,240

Dennis Thatcher Executive Vice President and Chief Operating Officer	2008 2007 2006	139,600 111,538 99,712		— 25,000 20,000		— — —		— — —		— — —		— — —		— — —	139,600 136,538 119,712

Employment Agreements

We are a party to a management services agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.4 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2008:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox MyNetworkTV	SSA JSA	5/31/09 5/31/09	$60 thousand per month paid to Nexstar 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA JSA	1/4/18 9/30/14	$110 thousand per month paid to Nexstar 70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA JSA	3/31/12 9/30/14	$75 thousand per month paid to Nexstar 70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA JSA	6/12/13 6/30/14	$25 thousand per month paid to Nexstar 70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA JSA	5/31/14 5/31/14	$10 thousand per month paid to Nexstar 70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA JSA	5/8/13 5/8/13	$10 thousand per month paid to Nexstar 70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox MyNetworkTV	SSA JSA	4/30/09 4/30/09	$50 thousand per month paid to Nexstar 70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA JSA	3/31/14 3/31/14	$10 thousand per month paid to Nexstar 70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	NBC	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of the KTVE net revenue collected each month received from Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

The following table summarizes the option agreements Mission and David S. Smith have in effect with Nexstar as of December 31, 2008:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	Fox	12/01/05	12/01/14
KJTL and	Wichita Falls, TX-Lawton, OK	Fox	06/01/99	06/01/18
KJBO-LP		MyNetworkTV	06/01/99	06/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/11
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/12
KSAN	San Angelo, TX	NBC	06/13/03	06/13/12
WFXW	Terre Haute, IN	Fox	05/09/03	05/09/12
KCIT and	Amarillo, TX	Fox	03/17/09	05/01/18
KCPN-LP		MyNetworkTV	03/17/09	05/01/18
KHMT	Billings, MT	Fox	12/30/03	12/30/12
KAMC	Lubbock, TX	ABC	12/30/03	12/30/12
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/08	1/16/17
KOLR	Springfield, MO	CBS	12/30/03	12/30/12
WUTR	Utica, NY	ABC	04/01/04	04/01/13
WTVO	Rockford, IL	ABC	11/01/04	11/01/13

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

We retained PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal years ended December 31, 2008 and 2007, and review the financial statements included in each of its Quarterly Reports on Form 10-Q during such fiscal years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2008 and 2007 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees (1)	$198,450	$174,650
Audit Related Fees (2)	55,474	55,985
Tax Fees (3)	53,138	50,000
All Other Fees (4)	—	—

Total	$307,062	$280,635

(1)	“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the financial statements included in our Annual Report on Form 10-K and review of financial statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.
(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories. Amount represents fees incurred to audit acquired company financial statements.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities indicated on March 31, 2009.

Name	Title

/s/ David S. Smith	President, Treasurer and Director
David S. Smith	(Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. which is discussed in Notes 1, 2, 4, 5, 8 and 13 to the financial statements.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 31, 2009

MISSION BROADCASTING, INC.

BALANCE SHEETS

December 31, 2008 and 2007

(in thousands, except share information)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,426	$9,916
Accounts receivable	1,017	849
Current portion of broadcast rights	3,410	2,872
Prepaid expenses and other current assets	230	198
Deferred tax asset	8	8

Total current assets	6,091	13,843
Property and equipment, net	29,269	20,061
Broadcast rights	2,215	1,877
Goodwill	18,635	17,122
FCC licenses	22,695	28,736
Other intangible assets, net	30,665	36,368
Other noncurrent assets	164	596
Deferred tax asset	344	352

Total assets	$110,078	$118,955

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	3,579	2,998
Taxes payable	74	72
Accounts payable	549	427
Accrued expenses	945	1,115
Interest payable	16	32
Deferred revenue	1,874	982
Due to Nexstar Broadcasting, Inc.	15,468	18,485

Total current liabilities	24,232	25,838
Debt	172,360	174,087
Broadcast rights payable	2,926	2,470
Deferred tax liabilities	6,263	7,085
Deferred revenue	316	379
Deferred gain on sale of assets	1,910	2,085
Other liabilities	4,098	1,498

Total liabilities	212,105	213,442

Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(102,027)	(94,487)

Total shareholder’s deficit	(102,027)	(94,487)

Total liabilities and shareholder’s deficit	$110,078	$118,955

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Net broadcast revenue	$6,635	$6,726	$5,757
Revenue from Nexstar Broadcasting, Inc.	35,283	30,556	32,556

Net revenue	41,918	37,282	38,313

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	6,405	5,148	4,710
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,595	2,280	2,390
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	8,090	7,860	7,820
Impairment of goodwill	1,289	—	—
Impairment of other intangible assets	10,149	—	—
Amortization of broadcast rights	4,729	4,269	3,939
Amortization of intangible assets	5,403	5,362	5,396
Depreciation	3,337	3,241	3,286
Gain on asset exchange	(869)	(317)	—
(Gain) loss on asset disposal, net	(352)	92	12

Total operating expenses	40,776	27,935	27,553

Income from operations	1,142	9,347	10,760
Interest expense, including amortization of debt financing costs	(9,472)	(12,344)	(12,315)
Loss on extinguishment of debt	—	—	(269)
Interest income	53	92	60

Loss before income taxes	(8,277)	(2,905)	(1,764)
Income tax benefit (expense)	737	(1,135)	(1,172)

Net loss	$(7,540)	$(4,040)	$(2,936)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2006	1,000	$1	$(1)	$(89,011)	$(89,011)

Net loss	—	—	—	(2,936)	(2,936)

Balance at December 31, 2006	1,000	1	(1)	(91,947)	(91,947)

Adjustment for the cumulative effect of adopting FIN No. 48	—	—	—	1,500	1,500
Net loss	—	—	—	(4,040)	(4,040)

Balance at December 31, 2007	1,000	1	(1)	(94,487)	(94,487)

Net loss	—	—	—	(7,540)	(7,540)

Balance at December 31, 2008	1,000	$1	$(1)	$(102,027)	$(102,027)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(7,540)	$(4,040)	$(2,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(814)	1,063	1,172
Depreciation of property and equipment	3,337	3,241	3,286
Amortization of intangible assets	5,403	5,362	5,396
Amortization of debt financing costs	45	44	94
Amortization of broadcast rights, excluding barter	2,190	1,944	1,777
Payments for broadcast rights	(1,773)	(1,678)	(1,726)
Impairment of goodwill and intangible assets	11,438	—	—
Gain on asset exchange	(869)	(317)	—
(Gain) loss on asset disposal, net	(352)	92	12
Loss on extinguishment of debt	—	—	269
Deferred gain recognition	(175)	(173)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	914	(230)	(263)
Prepaid expenses and other current assets	(20)	(53)	(22)
Other noncurrent assets	—	(204)	(4)
Taxes payable	2	72	—
Accounts payable and accrued expenses	(1,015)	166	847
Interest payable	(16)	(70)	41
Deferred revenue	829	138	520
Other noncurrent liabilities	383	233	274
Due to Nexstar Broadcasting, Inc.	(3,199)	(1,682)	(2,048)

Net cash provided by operating activities	8,768	3,908	6,516

Cash flows from investing activities:
Additions to property and equipment	(8,186)	(2,461)	(2,636)
Proceeds from sale of assets	84	6	20
Acquisition of broadcast properties and related transaction costs	(7,923)	(387)	—
Proceeds from insurance on casualty loss	494	—	—

Net cash used for investing activities	(15,531)	(2,842)	(2,616)

Cash flows from financing activities:
Repayment of long-term debt	(1,727)	(1,727)	(1,727)
Proceeds from revolver draws	—	7,000	—

Net cash provided by (used for) financing activities	(1,727)	5,273	(1,727)

Net increase (decrease) in cash and cash equivalents	(8,490)	6,339	2,173
Cash and cash equivalents at beginning of year	9,916	3,577	1,404

Cash and cash equivalents at end of year	$1,426	$9,916	$3,577

Supplemental schedule of noncash activities:
Cash paid during the period for:
Interest	$9,441	$12,369	$12,181

Income taxes, net	$75	$—	$—

Non-cash investing activities:
Acquisition of equipment	$182	$—	$—

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2008, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations all of which were affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 5).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 27, 2009, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2008, enabling Mission to continue to operate as a going concern.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2008 and at each respective quarterly reporting period during 2008, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $143,600,000 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, Nexstar’s plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. No assurance can be provided that Nexstar’s actions will be successful or that such actions will allow them to maintain compliance with these covenants.

2. Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2008 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WFXW, WYOU, KODE, KTVE and WTVO

(1)	Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission.
(2)	Mission has both a shared service agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

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

Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts at December 31, 2008 and 2007 given the composition of its accounts receivable at those dates. The Company had no bad debt expense for the years ended December 31, 2008, 2007 and 2006.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. The value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.5 million, $2.3 million and $2.2 million of barter revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.5 million, $2.3 million and $2.2 million of barter expense for the years ended December 31, 2008, 2007 and 2006, respectively, which was included in amortization of broadcast rights in the Company’s statement of operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company writes down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the statement of operations.

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

As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we test our FCC licenses and goodwill for impairment annually or whenever we believe events have occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis. See Note 7 for additional information.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2008 and 2007, debt financing costs of $0.2 million were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company had no advertising expense for the years ended December 31, 2008, 2007 and 2006.

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

Recent Accounting Pronouncements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually). Management is currently evaluating the impact the adoption of this FSP will have on the Company’s consolidated financial statements, but does not presently anticipate it will have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB No. 115” (“SFAS No. 159”), which provides a fair value measurement option for eligible financial assets and liabilities. Under SFAS No. 159, an entity is permitted to elect to apply fair value accounting to a single eligible item, subject to certain exceptions, without electing it for other identical items. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be included in earnings. The fair value option established by this Statement is irrevocable, unless a new election date occurs. This standard reduces the complexity in accounting for financial instruments and mitigates volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 which for the Company was January 1, 2008. The Company adopted the provisions of this Statement in the first quarter of 2008. The adoption of SFAS No. 159 had no effect on its consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the impact the adoption of SFAS No. 141R will have on the Company’s consolidated financial statements, which will be contingent upon the individual characteristics of the Company’s future acquisition activity.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This Position is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. Management is currently evaluating the impact that this statement will have on our consolidated financial position or results of operations.

3. Acquisitions

Purchase Acquisitions

During 2008, the Company consummated the acquisition listed below. This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

Station	Network Affiliation	Market	Date Acquired
KTVE	NBC	Monroe, Louisiana – El Dorado, Arkansas	January 16, 2008

KTVE

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total additional consideration of $8.3 million, inclusive of transaction costs of $0.5 million which is included in goodwill. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,081
Current portion of broadcast rights	408
Prepaid expenses and other current assets	12
Property and equipment	3,534
Intangible assets	3,808
Goodwill	2,802

Total assets acquired	11,645
Less: current portion of broadcast rights payable	152
Less: accounts payable	113
Less: deferred gain on lease	2,216
Less: accrued expenses and other liabilities	854

Net assets acquired	$8,310

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). Goodwill of $2.8 million is expected to be deductible for tax purposes. The $2.2 million of acquired lease cost is included in other long term liabilities.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007 and 2008:

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands, except per share amounts)
Net revenue	$42,168	43,793
Income (loss) from operations	1,148	9,838
Loss before income taxes	(8,290)	(2,870)
Net loss	(7,558)	(4,117)

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Acquisitions—(Continued)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2008:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/09	$60 thousand per month paid to Nexstar

KJBO-LP		MyNetworkTV	JSA	5/31/09	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/09	$50 thousand per month paid to Nexstar

KCPN-LP		MyNetworkTV	JSA	4/30/09	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar

			JSA	1/16/18	70% of the KTVE net revenue collected each month received by Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

Management Services Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder up to $0.4 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.3 million for the year ended December 31, 2008, and $0.4 million for each of the years ended December 31, 2007 and 2006, respectively, which is included in selling, general and administrative expenses in the Company’s statement of operations.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated useful life (years)	December 31,
		2008	2007
		(in thousands)
Buildings and building improvements	39	$6,912	$6,840
Land and land improvements	N/A-39	1,442	1,479
Leasehold improvements	term of lease	70	60
Studio and transmission equipment	5-15	37,894	31,467
Office equipment and furniture	3-7	1,302	1,295
Vehicles	5	1,149	1,096
Construction in progress	N/A	7,659	2,843

		56,428	45,080
Less: accumulated depreciation		(27,159)	(25,019)

Property and equipment, net of accumulated depreciation		$29,269	$20,061

The Company recorded depreciation expense in the amounts of $3.3 million, $3.2 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In February 2006, President Bush signed into law legislation that established February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. In February 2009, President Obama extended this deadline to June 12, 2009. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2013 to 2020, is now being depreciated over a remaining useful life of three years. During the years ended December 31, 2008, 2007 and 2006, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.6 million, $0.6 million and $0.5 million, respectively.

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into noncancellable operating leases with the buyer for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2008 and 2007 was approximately $2.1 million and $2.3 million, respectively ($0.2 million was included in current liabilities at December 31, 2008 and 2007).

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	December 31, 2008			December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(40,079)	$26,364	$66,744	$(35,556)	$31,188
Other definite-lived intangible assets	1-15	13,117	(8,816)	4,301	13,117	(7,937)	5,180

Total intangible assets subject to amortization		$79,560	$(48,895)	$30,665	$79,861	$(43,493)	$36,368

As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we tested our network affiliation agreements, FCC licenses and goodwill for impairment at September 30, 2008, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $5.9 million that included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $0.2 million, related to 2 of our television stations.

We performed our annual test for impairment at December 31, 2008 and due to the continued decline in overall economic conditions during the fourth quarter of 2008 and the further decline in our forecasts for advertising revenues at some stations, the Company recorded an additional $5.5 million in impairment charges in the fourth quarter 2008, for an annual total of $11.4 million. Of the additional $5.5 million impairment charges, $4.0 million was for FCC licenses, related to 9 of our television stations, $0.4 million was for network affiliation agreements related to 1 television stations, and $1.1 million was for goodwill, related to 3 of our television stations.

The tables below illustrate how assumptions used in the fair value calculations varied from third quarter to fourth quarter 2008. The increase in the discount rate reflects the current volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the current general economic pressures now impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

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

7. Intangible Assets and Goodwill—(Continued)

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

We based the valuation of FCC licenses at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.9% to 25.4%	12.1% to 25.4%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market growth rates	2.0% to 2.8%	2.0% to 2.5%
Operating profit margins	14.0 to 26.3%	14.3% to 26.4%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 39.6%	34.0% to 39.6%
Capitalization rate	8.3% to 8.8%	7.0% to 7.5%

We based the valuation of goodwill at December 31, 2008 and September 30, 2008 on the following basic assumptions:

	December 31, 2008	September 30, 2008
Market revenue growth	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 32.1%	20.0% to 34.1%
Discount rate	10.8%	9.5%
Tax rate	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	8.0% to 8.8%	6.8% to 7.5%

As noted above, we are required under SFAS 142 to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the future.

Total amortization expense from definite-lived intangibles for each of the three years ended December 31, 2008, 2007 and 2006 was $5.4 million.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$5,155
2010	$5,155
2011	$5,103
2012	$5,088
2013	$4,261
Thereafter	$5,903

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $41.3 million and $45.9 million at December 31, 2008 and 2007, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired.

The changes in carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)
Beginning Balance	$17,122	$16,651
Acquisition	2,802	—
Impairment	(1,289)	—
Reclassification of an asset	—	471

Ending Balance	$18,635	$17,122

During 2007, the Company reclassified certain amounts representing goodwill that were improperly classified as other intangible assets.

The changes in carrying amount of FCC licenses for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)
Beginning Balance	$28,736	$28,736
Acquisition	2,659	—
Impairment	(8,700)	—

Ending Balance	$22,695	$28,736

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Term loans	$167,087	$168,814
Revolving credit facility	7,000	7,000

	174,087	175,814
Less: current portion	(1,727)	(1,727)

	$172,360	$174,087

Senior Secured Credit Facility

On April 1, 2005, Mission entered into an amended and restated senior secured credit facility agreement (the “Mission Facility”) with a group of commercial banks which replaced its previous bank credit facility that had provided for a $152.0 million Term Loan D and a $30.0 million revolving loan. The Mission Facility consists of a Term Loan B and a $15.0 million revolving loan. Proceeds obtained under the Term Loan B were used to repay Mission’s existing Term Loan D in the amount of $150.9 million plus accrued interest and repay outstanding borrowings under the revolving loan in the amount of $21.5 million plus accrued interest.

As of December 31, 2008 and 2007, Mission had $167.1 million and $168.8 million, respectively, outstanding under its Term Loan B and $7.0 million outstanding under its revolving loan.

The Term Loan B matures in October 2012, and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the year ended December 31, 2008 repayments of Mission’s Term Loan B totaled $1.7 million. The revolving loan is not subject to incremental reduction and matures in April 2012. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

The Term Loan B bears interest at either the higher of the prevailing prime rate or the Federal Funds Rate plus 0.50% (the “Base Rate”), plus an applicable margin of 0.50%; or LIBOR plus 1.75%. The revolving loan bears interest at either the Base Rate plus an applicable margin ranging between 0.00% and 0.75%; or LIBOR plus an applicable margin ranging between 0.75% and 2.00%. Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 3.2% and 6.61% at December 31, 2008 and 2007, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2008, there were approximately $8.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2008, all $8.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Nexstar’s and Mission’s debt were as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$167,087	$151,059	$168,814	$168,814
Revolving credit facilities(1)	$7,000	$6,284	$7,000	$7,000

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.

Debt Maturities

At December 31, 2008, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2009	$1,727
2010	1,727
2011	1,727
2012	168,906
2013	—
Thereafter	—

$174,087

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

9. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2008 and 2007, the Company had authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the third quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2008 and 2007, the Company recognized gains of $0.9 million and $0.3 million, respectively, from the exchange of this equipment.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	77	72	—

	77	72	—

Deferred tax expense (benefit):
Federal	(744)	1,215	1,062
State	(70)	(152)	110

	(814)	1,063	1,172

Income tax expense (benefit):	$(737)	$1,135	$1,172

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Tax benefit at 35% statutory federal rate	$(2,897)	$(1,017)	$(617)
Change in valuation allowance	2,394	2,478	1,471
State and local taxes, net of federal benefit	(235)	(327)	318
Other, net	1	1	—

Income tax expense (benefit)	$(737)	$1,135	$1,172

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,893	$28,211
Other intangible assets	4,923	3,198
Deferred revenue	1,654	1,398
Other	1,970	1,007

Total deferred tax assets	37,440	33,814
Valuation allowance	(36,083)	(32,881)

Net deferred tax assets	1,357	933

Deferred tax liabilities:
Goodwill	(1,005)	(2,529)
FCC licenses	(2,636)	(4,556)
Property and equipment	(3,626)	(573)

Total deferred tax liabilities	(7,267)	(7,658)

Net deferred tax liability	$(5,910)	$(6,725)

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes—(Continued)

The Company’s benefit from income taxes is primarily the result of the impairment charge which reduced the carrying value of goodwill and other indefinite-lived assets for financial reporting purposes and decreased the deferred tax liability position. The benefit is offset, in part, by a provision for income tax that is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

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

As discussed in Note 2, the Company adopted FIN No. 48 on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$4,223
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	(446)
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	(100)

Gross unrecognized tax benefits at December 31, 2007	$3,677

Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2008	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions are reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2007 and 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2008, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2004. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased for the year ended December 31, 2008 by $3.2 million primarily related to the generation of current year net operating losses, the benefit of which may not be realized. The valuation allowance decreased for the year ended December 31, 2007 by $2.7 million related to certain adjustments to the deferred tax assets offset by the generation of net operating losses and other deferred tax assets, the benefit of which may not be realized.

At December 31, 2008, the Company has NOLs available of approximately $79.0 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. FCC Regulatory Matters

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

At December 31, 2008, the Company has NOLs available of approximately $79.0 million, which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2027 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

Digital Television (“DTV”) Conversion

In February 2009, President Obama signed into law legislation that established June 12, 2009 as the deadline for television broadcasters to complete their transition to DTV-only operations and return their analog spectrum to the FCC. The DTV transmission system delivers video and audio signals of higher quality (including high definition television) than the existing analog transmission system. DTV also has substantial capabilities for multiplexing (the broadcast of several channels of programs concurrently) and data transmission. The introduction of digital television requires consumers to purchase new television sets that are capable of receiving and displaying the DTV signals, or adapters to receive DTV signals and convert them to analog signals for display on their existing receivers.

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of December 31, 2008, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC and KRBC were broadcasting with full-power DTV signals. As of February 17, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. On March 17, 2009, Mission informed the FCC that station KRBC would be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009, that station WFXP would be terminating analog operations and broadcasting exclusively in DTV as of April 17, 2009, that stations KHMT, KTVE and KOLR would be terminating analog operations and broadcasting exclusively in DTV as of April 16, 2009, and that stations KCIT, KODE, WFXW and WUTR would be terminating analog operations and broadcasting exclusively in DTV as of the final DTV transition date of June 12, 2009.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by August 18, 2009. WFXW is expected to complete construction on or before that deadline.

DTV conversion expenditures were $7.3 million, $2.3 million and $2.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. FCC Regulatory Matters

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding has included include several public hearings that were held throughout the country in 2008. At this time, it is not possible to predict the outcome of any changes, if any, to the FCC’s media ownership rules.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2008 (in thousands):

Year ended December 31,
2009	$275
2010	629
2011	461
2012	616
2013	115
Thereafter	—

Future minimum payments for unavailable cash broadcast rights	$2,096

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through May 2027. Charges to operations for such leases aggregated approximately $1.8 million for each of the years ended December 31, 2008, 2007 and 2006. Future minimum lease payments under these operating leases are as follows at December 31, 2008 (in thousands):

Year ended December 31,
2009	$1,110
2010	1,133
2011	1,182
2012	1,237
2013	1,296
Thereafter	19,096

Future minimum lease payments under operating leases	$25,054

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies—(Continued)

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and senior subordinated notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility and the 7% Notes. At December 31, 2008, Nexstar had issued an aggregate principal amount of $192.5 million of senior subordinated notes and had $182.1 million outstanding under its bank credit facility. See Note 8 to these financial statements for more information.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of Mission’s bank credit facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

14. Employment Benefits

Retirement Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company did not make any contributions to the Plan in 2008. Mission recorded contributions of $17 thousand and $12 thousand for the years ended December 31, 2007 and 2006, respectively.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
(in thousands)
Year ended December 31, 2006	$—	$—	$—	$—	$—
Year ended December 31, 2007	—	—	—	—	—
Year ended December 31, 2008	—	—	—	—	—

(1)	Uncollectible accounts written off, net of recoveries.

Valuation Allowance for Deferred Tax Assets Rollforward [SHIRLEY WILL UPDATE]

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
	(in thousands)
Year ended December 31, 2006	$33,773	$1,811	$—	$—	$35,584
Year ended December 31, 2007	35,584	2,478	—	(5,181)	32,881
Year ended December 31, 2008	32,881	2,394	808	—	36,083

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

Exhibit No.	Exhibit Index
3.1	Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

3.2	By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.)

10.1	Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2	Time Brokerage Agreement, dated as of December 31, 2001, by and between GOCOM of Joplin License Sub, LLC and Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.3	Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.4	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.5	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. (Incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.6	Option Agreement, dated as of June 5, 2002, among Nexstar Finance, L.P. (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.7	Shared Services Agreement, dated as of June 5, 2002, among Bastet Broadcasting, Inc. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.8	Option Agreement, dated as of November 30, 2002, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.9	Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.10	Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and NV Acquisitions Co. (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.11	Agreement, dated as of June 1, 1999, among Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.P. (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.12	Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.13	Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.14	Asset Purchase Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.47 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

Exhibit No.	Exhibit Index
10.15	Local Marketing Agreement, dated as of December 13, 2002, by and among LIN Television Corporation, TVL Broadcasting of Abilene, Inc., Abilene Broadcasting, L.L.C. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.16	Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.17	Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.18	Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.19	Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.20	Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.21	Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.22	First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.23	First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.24	First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.25	Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.26	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.27	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.28	Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX (formerly KDEB)). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.29	Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KSFX). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.30	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.31	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.96 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.32	Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.33	Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.34	Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.35	Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.36	Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.37	Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJBO-KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.38	Asset Purchase Agreement, dated October 4, 2004, by and among Mission Broadcasting, Inc., Young Broadcasting, Inc. and Winnebago Television Corporation. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on October 8, 2004).

10.39	Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.40	Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.41	Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.42	First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.43	Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

Exhibit No.	Exhibit Index
10.44	Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc., on April 6, 2005)

10.45	Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on August 8, 2007)

10.46	Agreement for the Sale of Commercial Air Time, dated as of January 16, 2008, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.47	Shared Services Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.48	Option Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.49	Second Amendment, dated August 12, 2008, to Agreement between Mission Broadcasting, Inc. and David S. Smith and Nancie J. Smith (originally dated January 1, 2001) (Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on August 18, 2008)

14.1	Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP on March 31, 2009.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith

E-4