Form 10-Q
period 2009-03-31
MISSION BROADCASTING INC
filed 2009-05-15
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at March 31, 2009. As of April 30, 2009, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,238	$1,426
Accounts receivable (allowance for doubtful accounts of $0 and $0, respectively)	1,465	1,017
Current portion of broadcast rights	2,513	3,410
Prepaid expenses and other current assets	110	230
Deferred tax asset	8	8

Total current assets	5,334	6,091

Property and equipment, net	29,527	29,269
Broadcast rights	1,444	2,215
Goodwill	18,635	18,635
FCC licenses	22,695	22,695
Other intangible assets, net	29,378	30,665
Other noncurrent assets	152	164
Deferred tax asset	342	344

Total assets	$107,507	$110,078

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,603	3,579
Taxes payable	91	74
Accounts payable	564	549
Accrued expenses	951	945
Interest payable	14	16
Deferred revenue	1,777	1,874
Due to Nexstar Broadcasting, Inc	15,681	15,468

Total current liabilities	23,408	24,232

Debt	171,929	172,360
Broadcast rights payable	2,241	2,926
Deferred tax liabilities	6,555	6,263
Deferred revenue	316	316
Deferred gain on sale of assets	1,866	1,910
Other liabilities	4,192	4,098

Total liabilities	210,507	212,105

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both March 31, 2009 and December 31, 2008	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(103,000)	(102,027)

Total shareholder’s deficit	(103,000)	(102,027)

Total liabilities and shareholder’s deficit	$107,507	$110,078

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net broadcast revenue	$2,109	$1,535
Revenue from Nexstar Broadcasting, Inc	6,088	7,785

Net revenue	8,197	9,320

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,626	1,529
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	745	637
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc	2,025	2,015
Amortization of broadcast rights	1,162	1,180
Amortization of intangible assets	1,287	1,348
Depreciation	854	867
Gain on asset exchange	(248)	—
Loss on asset disposal, net	3	—

Total operating expenses	7,454	7,576

Income from operations	743	1,744
Interest expense, including amortization of debt financing costs	(1,406)	(2,974)
Interest income	1	25

Loss before income taxes	(662)	(1,205)

Income tax expense	(311)	(382)

Net loss	$(973)	$(1,587)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

For the Three Months Ended March 31, 2009

(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2009 (Unaudited)	1,000	$1	$(1)	$(102,027)	$(102,027)

Net loss	—	—	—	(973)	(973)

Balance at March 31, 2009 (Unaudited)	1,000	$1	$(1)	$(103,000)	$(103,000)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(973)	$(1,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	294	364
Depreciation of property and equipment	854	867
Amortization of intangible assets	1,287	1,348
Amortization of debt financing costs	11	11
Amortization of broadcast rights, excluding barter	503	562
Payments for broadcast rights	(496)	(467)
Gain on asset exchange	(248)	—
Loss on asset disposal, net	3	—
Deferred gain recognition	(43)	(44)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(449)	1,047
Prepaid expenses and other current assets	121	94
Other noncurrent assets	—	(1)
Taxes payable	17	18
Accounts payable and accrued expenses	(1,117)	280
Interest payable	(2)	(11)
Deferred revenue	(96)	128
Other noncurrent liabilities	94	86
Due to Nexstar Broadcasting, Inc	1,013	500

Net cash provided by operating activities	773	3,195

Cash flows from investing activities:
Additions to property and equipment	(530)	(1,112)
Proceeds from sale of assets	—	—
Acquisition of broadcast properties and related transaction costs	—	(7,923)

Net cash used for investing activities	(530)	(9,035)

Cash flows used for financing activities:
Repayment of long-term debt	(431)	(431)

Net decrease in cash and cash equivalents	(188)	(6,271)

Cash and cash equivalents at beginning of period	1,426	9,916

Cash and cash equivalents at end of period	$1,238	$3,645

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$1,393	$2,973

Income taxes, net	$—	$—

Acquisition of equipment:
Non-cash investing activities	$337	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2009, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 27, 2009, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2009, enabling Mission to continue to operate as a going concern.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, Nexstar’s plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow them to maintain compliance with all covenants contained in its credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from March 31, 2009. No assurance can be provided that Nexstar’s actions will be successful or that such actions will allow them to maintain compliance with these covenants.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009, but entities may choose to adopt it for the interim and annual periods ending after March 15, 2009. The Company will adopt this FSP in second quarter 2009. The adoption will affect our disclosures only and will have no effect on our financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. The Company adopted FSP No. FAS 142-3 in January 2009, and it did not have a material impact on our financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. The Company adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. The Company had no required fair value measurements for nonfinancial assets and liabilities in first quarter 2009 and no required additional disclosures upon adoption. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event Mission completes an acquisition or incurs impairment of our assets in future periods.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of the FSP is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The Company adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting 141(R) will be primarily limited to business combinations occurring on or after January 1, 2009. FAS 160 had no impact on our financial position or results of operations.

3.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to assets and liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of March 31, 2009 and December 31, 2008, there were no investments in marketable securities.

As of March 31, 2009 and December 31, 2008, the Company had $4 thousand and $9 thousand invested in a money market investment, respectively. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of March 31, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $4 thousand and $9 thousand , respectively.

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

The arrangements under the local service agreements each Mission station has entered into with Nexstar have had the effect of Nexstar receiving substantially all of the available cash, after Mission’s payment of operating costs and debt service, generated by the Company’s stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for operating costs and debt service, generated by its stations.

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of March 31, 2009:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$110 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

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

In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. The grant contained conditions which Nexstar is currently appealing.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	March 31, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(41,146)	$25,297	$66,443	$(40,079)	$26,364
Other definite-lived intangible assets	1-15	13,117	(9,036)	4,081	13,117	(8,816)	4,301

Total intangible assets subject to amortization		$79,560	$(50,182)	$29,378	$79,560	$(48,895)	$30,665

Total amortization expense from definite-lived intangibles was $1.3 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2009 is approximately $5.2 million for each year for the years of 2009 through 2013.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $41.3 million at March 31, 2009 and December 31, 2008, respectively. The Company expenses any costs to renew its FCC licenses as incurred. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2009, the Company did not identify any events that would trigger an impairment assessment.

There was no change in the carrying amount of goodwill for the three months ended March 31, 2009.

7.	Debt

Long-term debt consisted of the following:

	March 31, 2009	December 31, 2008
	(in thousands)
Term loans	$166,656	$167,087
Revolving credit facility	7,000	7,000

	173,656	174,087
Less: current portion	(1,727)	(1,727)

	$171,929	$172,360

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2009 and December 31, 2008, Mission had $166.7 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2009, repayments of Mission’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 2.95% and 3.20% at March 31, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of March 31, 2009, there were $8.0 million of unused commitments under the Mission Facility. The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2009, all $8.0 million of total unused commitments under the Mission Facility were available for borrowing.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission Facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

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

At January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of March 31, 2009, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations and the television broadcast industry in general.

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

For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however, all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of March 31, 2009, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC, KRBC, KJTL, KHMT and KSAN were broadcasting with full-power DTV signals. As of March 31, 2009, Mission’s stations WYOU, KJTL, KSAN, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. Mission’s stations KHMT and KOLR terminated analog operations and began broadcasting exclusively in DTV as of April 16, 2009 and station WFXP terminated analog operations and began broadcasting exclusively in DTV on April 22, 2009. Mission has informed the FCC that KRBC will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009 and that stations KTVE, KCIT, KODE, WFXW and WUTR will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by October 18, 2009. WFXW is expected to complete construction on or before that deadline.

DTV conversion expenditures were $0.8 million and $1.3 million, respectively, for the three months ended March 31, 2009 and 2008, respectively. The Company will incur various capital expenditures to modify its remaining stations’ DTV transmitting equipment for full-power DTV operations, including costs for the transmitter, transmission line, antenna and installation, and estimated costs for tower upgrades, replacements and/or modifications. The Company anticipates these expenditures will be funded through available cash on hand and cash generated from operations as incurred.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission is considering rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. The proceeding has included include several public hearings that were held throughout the country in 2008. At this time, it is not possible to predict the impact that any changes to the FCC’s media ownership rules might have on us.

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

Mission is also a guarantor of $47.9 million of 7% senior subordinated notes (“7% Notes”) and $142.3 million of 7% PIK senior subordinated notes, both due 2014 issued by Nexstar. Both notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% Notes. At March 31, 2009, Nexstar had issued an aggregate principal amount of $47.9 million of the 7% Notes and $142.3 million of the PIK senior subordinated notes and had $217.6 million outstanding under its bank credit facility.

Purchase Options Granted to Nexstar

In consideration of Nexstar Broadcasting Group’s guarantee of the Mission Facility, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreements, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2009, unaudited condensed statements of operations for the three months ended March 31, 2009 and 2008, unaudited condensed statement of changes in shareholder’s deficit for the three months ended March 31, 2009, unaudited condensed statements of cash flows for the three months ended March 31, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

Overview of Operations

As of March 31, 2009, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2009 with Nexstar:

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility. We are a guarantor of the senior credit facility entered into by Nexstar, the 7% PIK senior subordinated notes and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(in thousands, except percentages)
Retransmission compensation	$1,175	81.0	$660	72.0
Network compensation	256	17.7	234	25.5
Other	19	1.3	23	2.5

Net broadcast revenue before barter revenue	1,450	100.0	917	100.0
Barter revenue	659		618
Revenue from Nexstar Broadcasting, Inc.	6,088		7,785

Net revenue	$8,197		$9,320

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$8,197	100.0	$9,320	100.0
Operating expenses (income):
Corporate expenses	329	4.0	280	3.0
Station direct operating expenses	1,626	19.8	1,529	16.4
Selling, general and administrative expenses	416	5.1	357	3.8
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,025	24.7	2,015	21.6
Gain on asset exchange	(248)	(3.0)	—	—
Loss on asset disposal, net	3	—	—	—
Barter expense	659	8.0	618	6.6
Depreciation and amortization	2,141	26.1	2,215	23.8
Amortization of broadcast rights, excluding barter	503	6.1	562	6.0

Income from operations	$743		$1,744

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenue

Net revenue for the three months ended March 31, 2009, decreased by $1.1 million, or 12.0% from the same period of 2008. This decrease was primarily attributed to a decrease in revenue from Nexstar as discussed below.

Revenue from Nexstar was $6.1 million for the three months ended March 31, 2009, compared to $7.8 million for the same period in 2008, a decrease of $1.7 million, or 21.8%. The decrease was attributed to a decrease in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.4 million for the three months ended March 31, 2009, compared to $0.9 million for the same period in 2008, an increase of $0.5 million, or 60.1%. The increase was primarily due to renegotiated retransmission consent agreements starting in January 2009.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations were $0.3 million for the three months ended March 31, 2009 and 2008, respectively.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses increased by $0.2 million, or 8.3% for the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily due to increases in utilities as a result of stations transmitting on both analog and digital channels along with network fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $2.0 million for the three months ended March 2009 and 2008.

Amortization of broadcast rights, excluding barter, decreased by $0.1 million, or 10.5%, for the three months ended March 31, 2009, compared to the same period in 2008.

Amortization of intangible assets was $1.3 million for the three months ended March 31, 2009 and 2008.

Depreciation of property and equipment was $0.9 million for the three months ended March 31, 2009 and 2008.

Income from Operations

Income from operations was $0.7 million for the three months ended March 31, 2009, compared to $1.7 million for the same period of 2008, a decrease of $1.0 million. The decrease in income from operations for the three months ended March 31, 2009 was primarily attributed to lower JSA revenue from Nexstar, partially offset by the increase in retransmission compensation.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $1.6 million, or 52.7%, for the three months ended March 31, 2009, compared to the same period in 2008. The amount of interest expense was primarily attributed to lower interest rates.

Income Taxes

Income tax expense decreased by $71 thousand for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to the impairment charges at September 30 and December 31, 2008 which reduced the book value of goodwill and other indefinite-lived intangible assets. Since the Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the difference in the value of goodwill and other indefinite-lived assets for income tax purposes compared the value for financial reporting purposes, a reduction in the book value will result in a decrease in deferred taxes.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 27, 2009, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2009. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$773	$3,195
Net cash used for investing activities	(530)	(9,035)
Net cash used for financing activities	(431)	(431)

Net decrease in cash and cash equivalents	$(188)	$(6,271)

Cash paid for interest	$1,393	$2,973
Cash paid for income taxes, net	$—	$—

	March 31, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$1,238	$1,426
Long-term debt including current portion	$173,656	$174,087
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of March 31, 2009, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $2.4 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to a decrease in net revenue of $1.1 million, combined with changes in the timing of activity in accounts receivable and accounts payable.

Cash paid for interest decreased by $1.6 million during the three months ended March 31, 2009 compared to the same period in 2008 due to lower average interest rates during the three months ended March 31, 2009 compared to the same period in 2008 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $8.5 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily attributable to no station acquisitions in 2009.

Capital expenditures were $0.5 million for the three months ended March 31, 2009, compared to $1.1 million for the same period in 2008. The decrease was primarily attributed to the timing of payments for equipment acquisitions.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.4 million for both the three months ended March 31, 2009 and 2008.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2009, we had debt of $173.7 million, which represented 245.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2009, all $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
	(in thousands)
Senior credit facility	$173,656	$1,295	$3,454	$168,907	$—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2009, Nexstar had a maximum commitment of $240.1 million under its bank credit facility, of which $217.6 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $47.9 million of 7% senior subordinated notes and 142.3 million of 7% PIK senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of a purchase agreement on March 11, 2009 to acquire all the assets of KARZ.

In addition to the above items, Nexstar’s plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees, if necessary. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow them to maintain compliance with all covenants contained in its credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from March 31, 2009. No assurance can be provided that Nexstar’s actions will be successful or that such actions will allow them to maintain compliance with these covenants.

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

        For the transition period, the FCC allotted each licensed television station a second channel for broadcast of a DTV signal. Stations may broadcast with both analog and DTV signals until June 12, 2009; however, all stations must be broadcasting in at least low power digital. Stations are required to simulcast 100% of their analog programming on their DTV channel during the transition period.

As of March 31, 2009, Mission’s stations WFXP, WUTR, WTVO, WYOU, KCIT, KTVE, KAMC, KRBC, KJTL, KHMT and KSAN were broadcasting with full-power DTV signals. As of March 31, 2009, Mission’s stations WYOU, KJTL, KSAN-TV, KAMC and WTVO have terminated analog operations and are broadcasting exclusively in DTV. Mission’s stations KHMT and KOLR terminated analog operations and began broadcasting exclusively in DTV as of April 16, 2009 and station WFXP terminated analog operations and began broadcasting exclusively in DTV on April 22. Mission has informed the FCC that KRBC-TV will be terminating analog operations and broadcasting exclusively in DTV as of May 12, 2009 and that stations KTVE, KCIT, KODE-TV, WFXW and WUTR will be terminating analog operations and broadcasting exclusively in DTV as of the final DTV conversion date of June 12, 2009.

In addition, WFXW holds a construction permit issued by the FCC to build higher-power DTV facilities by October 18, 2009. WFXW is expected to complete construction on or before that deadline.

DTV conversion expenditures were $0.8 million and $1.3 million, respectively, for the three months ended March 31, 2009 and 2008.

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

No Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 30 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of March 31, 2009 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at March 31, 2009 under our senior credit facility bear interest at 2.97%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at March 31, 2009 under our senior credit facility bear interest at 2.47%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of March 31, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,737	$868	$(868)	$(1,737)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Index
4.1	Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee.†

4.2	First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.†

10.1	Registration Rights Agreement, dated March 30, 2009, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and Nexstar Broadcasting Group, Inc. and UBS Securities LLC for the benefit of holders of PIK Notes.†

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith
†	Incorporated by reference to the exhibit of the same number to the current report on Form 8-K filed by the Company with the Securities Exchange Commission on April 3, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 15, 2009