Form 10-Q
period 2009-08-10
MISSION BROADCASTING INC
filed 2009-08-12
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

As of June 30, 2009, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2009. As of July 31, 2009, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$803	$1,426
Accounts receivable	1,315	1,017
Current portion of broadcast rights	1,942	3,410
Prepaid expenses and other current assets	56	230
Deferred tax asset	8	8
Total current assets	4,124	6,091

Property and equipment, net	28,572	29,269
Broadcast rights	1,209	2,215
Goodwill	18,990	18,635
FCC licenses	22,695	22,695
Other intangible assets, net	28,091	30,665
Other noncurrent assets	141	164
Deferred tax asset	340	344
Total assets	$104,162	$110,078
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,189	3,579
Taxes payable	27	74
Accounts payable	391	549
Accrued expenses	842	945
Interest payable	11	16
Deferred revenue	1,024	1,874
Due to Nexstar Broadcasting, Inc.	14,156	15,468
Total current liabilities	20,367	24,232

Debt	171,497	172,360
Broadcast rights payable	1,853	2,926
Deferred tax liabilities	6,847	6,263
Deferred revenue	940	316
Deferred gain on sale of assets	1,823	1,910
Other liabilities	4,276	4,098
Total liabilities	207,603	212,105
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30 2009 and December 31, 2008	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(103,441)	(102,027)
Total shareholder’s deficit	(103,441)	(102,027)
Total liabilities and shareholder’s deficit	$104,162	$110,078

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net broadcast revenue	$2,065	$1,630	$4,174	$3,165
Revenue from Nexstar Broadcasting, Inc.	6,140	8,768	12,228	16,553
Net revenue	8,205	10,398	16,402	19,718
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,515	1,578	3,141	3,107
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	597	661	1,342	1,297
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,800	2,025	3,825	4,040
Amortization of broadcast rights	1,040	1,123	2,202	2,303
Amortization of intangible assets	1,287	1,352	2,574	2,700
Depreciation	1,039	831	1,893	1,698
Gain on asset exchange	(249)	(593)	(497)	(593)
(Gain) loss on asset disposal, net	(1)	(250)	2	(250)
Total operating expenses	7,028	6,727	14,482	14,302
Income from operations	1,177	3,671	1,920	5,416
Interest expense, including amortization of debt financing costs	(1,310)	(1,985)	(2,716)	(4,959)
Interest income	2	20	3	45
Income (loss) before income taxes	(131)	1,706	(793)	502

Income tax expense	(310)	(375)	(621)	(757)
Net income (loss)	$(441)	$1,331	$(1,414)	$(255)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Six Months Ended June 30, 2009
(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2009 (Note 2)	1,000	$1	$(1)	$(102,027)	$(102,027)
Net loss	––	––	––	(1,414)	(1,414)
Balance at June 30, 2009 (Unaudited)	1,000	$1	$(1)	$(103,441)	$(103,441)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,414)	$(255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	588	719
Depreciation of property and equipment	1,893	1,698
Amortization of intangible assets	2,574	2,700
Amortization of debt financing costs	23	22
Amortization of broadcast rights, excluding barter	947	1,080
Payments for broadcast rights	(936)	(891)
Gain on asset exchange	(497)	(593)
Gain (loss) on asset disposal, net	2	(250)
Deferred gain recognition	(87)	(89)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(298)	484
Prepaid expenses and other current assets	174	120
Other noncurrent assets	––	(1)
Taxes payable	(47)	(37)
Accounts payable and accrued expenses	(1,076)	961
Interest payable	(5)	(10)
Deferred revenue	(226)	373
Other noncurrent liabilities	178	232
Due to Nexstar Broadcasting, Inc.	(512)	90
Net cash provided by operating activities	1,281	6,353
Cash flows from investing activities:
Additions to property and equipment	(1,041)	(2,139)
Acquisition of broadcast properties and related transaction costs	––	(7,923)
Proceeds from insurance on casualty loss	––	250
Net cash used for investing activities	(1,041)	(9,812)
Cash flows used for financing activities:
Repayment of long-term debt	(863)	(864)
Net cash used for financing activities	(863)	(864)
Net decrease in cash and cash equivalents	(623)	(4,323)
Cash and cash equivalents at beginning of period	1,426	9,916
Cash and cash equivalents at end of period	$803	$5,593
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,697	$4,946
Income taxes, net	$80	$75
Non-cash investing activities:
Acquisition of equipment in account payable	$16	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2009, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements through March 27, 2010, as described in a letter of support dated March 27, 2009, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2009, enabling Mission to continue to operate as a going concern.  If Mission fails to renew the letter of support from Nexstar, then Mission will no longer continue to operate as a going concern.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements through March 27, 2010, as described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of purchase agreements on March 12, 2009  and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively.

    In addition to the above items, Nexstar's plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees and reduction of discretionary operating expenses. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from June 30, 2009. However, no assurance can be provided that Nexstar's actions will be successful or that further adverse events outside of Nexstar's control may arise that would result in its inability to comply with the debt covenants.  In such event, Nexstar would consider a range of transactions or strategies to address any such situation.  For example, Nexstar might decide to divest non-core assets, seek an amendment to its bank credit facility, refinance its existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies Nexstar might consider, could be consummated on terms satisfactory to Nexstar or at all.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

    During the second quarter of 2009, the Company corrected depreciation expense and certain balance sheet accounts for an error discovered during the quarter which increased three and six months ended June 30, 2009 net loss by $0.2 million.  The error related to the estimated fair values and subsequent depreciation of certain fixed assets associated with the KTVE acquisition in 2008 which had shortened useful lives due to the conversion from analog to digital equipment as mandated by the FCC.  The impact of correcting this error in 2008 would have also increased net loss by $0.2 million for the annual period and lesser amounts for each quarter during the year.  No periods prior to 2008 would have been impacted since the assets were acquired in January 2008.  We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the current period, which is when it was corrected, as well as the period in which it originated.  Management believes this error is immaterial to both the consolidated three and six months ended June 30, 2009 period and the annual financial statements as well as to 2008 quarterly and annual financial statements.

Recent Accounting Pronouncements

SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” a replacement of SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our third-quarter 2009 financial statements. The Codification is not expected to change GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FASB Interpretation No. 46 (“FIN 46”) (revised December 2003), “Consolidation of Variable Interest entities” (“FIN 46R”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. FAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for our second quarter ended June 30, 2009.  We have evaluated subsequent events through August 12, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP in the second quarter 2009.  The adoption of this FSP did not impact our financial position or results of operations.  It did, however, result in additional disclosures related to the fair value of our debt.  See Note 7 of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted this FSP in the second quarter of 2009. Adoption of the FSP did not have any effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. The Company adopted FSP No. FAS 142-3 in January 2009 and it did not have a material impact on our financial position or results of operations.

 In January 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The adoption did not have a material impact on our financial position or results of operations. The statement established a framework for measuring fair value, and it enhanced the disclosures for fair value measurements. The statement applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In February 2008, the FASB issued a one-year deferral for nonfinancial assets and liabilities to comply with SFAS No. 157. The Company adopted SFAS No. 157 for nonfinancial assets and liabilities in first quarter 2009. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have a material impact in future periods.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. The Company adopted SFAS Nos. 141(R) and 160 on January 1, 2009. The impact of adopting 141(R) will be primarily limited to business combinations occurring on or after January 1, 2009. FAS 160 had no impact on our financial position or results of operations.

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of June 30, 2009 and December 31, 2008, there were no investments in marketable securities.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements—(Continued)

As of June 30, 2009 and December 31, 2008, the Company had $680 thousand and $1 thousand invested in a money market investment, respectively. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of June 30, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $680 thousand and $1 thousand, respectively.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of June 30, 2009:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/09	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar
Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

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

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(42,213)	$24,230	$66,443	$(40,079)	$26,364
Other definite-lived intangible assets	1-15	13,117	(9,256)	3,861	13,117	(8,816)	4,301
Total intangible assets subject to amortization		$79,560	$(51,469)	$28,091	$79,560	$(48,895)	$30,665

Total amortization expense from definite-lived intangibles was $1.3 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively and $2.6 million and $2.7 million, respectively for the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of June 30, 2009 is approximately $5.2 million for each year for the years of 2009 through 2013.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $41.7 million and $41.3 million at June 30, 2009 and December 31, 2008, respectively. The Company expenses any costs to renew its FCC licenses as incurred. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2009, the Company did not identify any events that would trigger an impairment assessment.

The change in the carrying amount of goodwill for the six months ended June 30, 2009 was as follows (in thousands):

June 30, 2009
Beginning balance	$18,635
Reclassification of asset	355
Ending balance	$18,990

During the six months ended June 30, 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt

Long-term debt consisted of the following:

	June 30, 2009	December 31, 2008
	(in thousands)
Term loans	$166,224	$167,087
Revolving credit facility	7,000	7,000
	173,224	174,087
Less: current portion	(1,727)	(1,727)
	$171,497	$172,360

 Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of June 30, 2009 and December 31, 2008, Mission had $166.2 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the six months ended June 30, 2009, repayments of Mission’s Term Loan B totaled $0.9 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 2.33% and 3.20% at June 30, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment ranging from 0.375% to 0.50% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

Unused Commitments and Borrowing Availability

As of June 30, 2009, there were $8.0 million of unused commitments under the Mission Facility. The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2009, $2.2 million of total unused commitments under the Mission Facility were available for borrowing.

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

Debt Covenants

The Mission Facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.  Nexstar was in compliance with their debt covenants at June 30, 2009.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$166,224	$122,369	$167,087	$151,059
Revolving credit facilities(1)	$7,000	$5,284	$7,000	$6,284

(1)	The fair value of bank credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.

8.	Income Taxes

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

At January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of June 30, 2009, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations and the stations it provides services to. In addition, the U.S. Congress may act to amend the Communications Act in a manner that could impact the Company’s stations, the stations it provides services to and the television broadcast industry in general.

Some of the more significant FCC regulatory matters impacting the Company’s operations are discussed below.

Digital Television (“DTV”) Conversion

On June 12, 2009, all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Mission’s stations have completed the transition from analog to digital and hold DTV authorizations issued by the FCC.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9.	FCC Regulatory Matters—(Continued)

DTV conversion expenditures were $1.0 million and $2.0 million, for the six months ended June 30, 2009 and 2008, respectively.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal.  The court proceedings remain pending.

10.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Nexstar’s bank credit facility, which matures in 2012, consists of a Term Loan B and a $82.5 million revolving loan.

Mission is also a guarantor of the 7% senior subordinated notes (“7% Notes”) and 7% PIK senior subordinated notes, both due 2014 issued by Nexstar. Both notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% Notes. At June 30, 2009, Nexstar had issued an aggregate principal amount of $46.9 million of the 7% Notes, $127.7 million of the 7% PIK senior subordinated notes and had $235.2 million outstanding under its bank credit facility.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2009, unaudited condensed statements of operations for the three months and six months ended June 30, 2009 and 2008, unaudited condensed statement of changes in shareholder’s deficit for the six months ended June 30, 2009, unaudited condensed statements of cash flows for the six months ended June 30, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

Overview of Operations

As of June 30, 2009, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2009 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$1,210	82.4	$705	68.8	$2,385	81.7	$1,365	70.3
Network compensation	243	16.5	293	28.6	499	17.1	528	27.2
Other	16	1.1	26	2.6	35	1.2	49	2.5
Net broadcast revenue before barter	1,469	100.0	1,024	100.0	2,919	100.0	1,942	100.0

Barter revenue	596		606		1,255		1,223
Revenue from Nexstar Broadcasting, Inc.	6,140		8,768		12,228		16,553
Net revenue	$8,205		$10,398		$16,402		$19,718

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$8,205	100.0	$10,398	100.0	$16,402	100.0	$19,718	100.0
Operating expenses:
Corporate expenses	223	2.7	177	1.7	552	3.4	457	2.3
Station direct operating expenses, net of trade	1,515	18.5	1,578	15.2	3,141	19.2	3,107	15.8
Selling, general and administrative expenses	374	4.6	484	4.7	790	4.8	840	4.3
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,800	21.9	2,025	19.5	3,825	23.3	4,040	20.5
Gain on asset exchange	(249)	(3.0)	(593)	(5.7)	(497)	(3.0)	(593)	(3.0)
(Gain) loss on asset disposal, net	(1)	—	(250)	(2.4)	2	—	(250)	(1.3)
Barter expense	596	7.3	606	5.8	1,255	7.7	1,223	6.2
Depreciation and amortization	2,326	28.3	2,183	21.0	4,467	27.2	4,398	22.3
Amortization of broadcast rights, excluding barter	444	5.4	517	5.0	947	5.8	1,080	5.5
Income from operations	$1,177		$3,671		$1,920		$5,416

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenue

Net revenue was $8.2 million for the three months ended June 30, 2009 compared to $10.4 million for the same period in 2008, a decrease of $2.2 million, or 21.1%. This decrease was primarily attributed to a decrease in revenue from Nexstar, partially offset by an increase in retransmission compensation, as discussed below.

Revenue from Nexstar was $6.1 million for the three months ended June 30, 2009, compared to $8.8 million for the same period in 2008, a decrease of $2.7 million, or 30.0%. The decrease was attributed to a decrease in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSA’s.

Compensation from retransmission consent and network affiliation agreements was $1.5 million for the three months ended June 30, 2009, compared to $1.0 million for the same period in 2008, an increase of $0.5 million, or 45.6%. The increase was primarily due to renegotiated retransmission consent agreements starting in January 2009.

Operating Expenses

Corporate expenses were $0.2 million for each of the three months ended June 30, 2009 and 2008.  Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses decreased by $0.2 million, or 8.4% for the three months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily due to a reduction in the cost of certain employee benefits in the current year period.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.2 million, or 11.1%, for the three months ended June 30, 2009 compared to the same period in 2008. The decrease was a result of the reduction in fees because of the elimination of the newscast in Wilkes-Barre.

Depreciation of property and equipment was $1.0 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to the acceleration of depreciation on obsolete analog equipment.

Amortization of broadcast rights, excluding barter, decreased by $0.1 million, or 14.1%, for the three months ended June 30, 2009, compared to the same period in 2008.

Amortization of intangible assets was $1.3 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 and 2008, we recognized gains of $0.2 million and $0.6 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation. During the three months ended June 30, 2008, we recognized a gain of $0.2 million related to an insurance recovery of a casualty loss.

Income from Operations

Income from operations was $1.2 million for the three months ended June 30, 2009, compared to $3.7 million for the same period of 2008, a decrease of $2.5 million or 67.9%. The decrease in income from operations for the three months ended June 30, 2009 was primarily attributed to lower JSA revenue from Nexstar, partially offset by an increase in retransmission compensation.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $0.7 million, or 34.0%, for the three months ended June 30, 2009, compared to the same period in 2008. The decreased amount of interest expense was primarily attributed to lower average interest rates during the current year period.

Income Taxes

Income tax expense decreased by $0.1 million for the three months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 30 and December 31, 2008 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

Revenue

Net revenue was $16.4 million for the six months ended June 30, 2009 compared to $19.7 million for the same period in 2008, a decrease of $3.3 million, or 16.8%. This decrease was primarily attributed to a decrease in revenue from Nexstar, partially offset by an increase in retransmission compensation, as discussed below.

Revenue from Nexstar was $12.2 million for the six months ended June 30, 2009, compared to $16.6 million for the same period in 2008, a decrease of $4.4 million, or 26.1%. The decrease was attributed to a decrease in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $2.9 million for the six months ended June 30, 2009, compared to $1.9 million for the same period in 2008, an increase of $1.0 million, or 52.4%. The increase was primarily due to renegotiated retransmission consent agreements starting in January 2009.

Operating Expenses

Corporate expenses were $0.6 million and $0.5 million for the six months ended June 30, 2009 and 2008 respectively, an increase of $0.1 million or 20.8%. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses remained relatively flat for the six months ended June 30, 2009, compared to the same period in 2008.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.2 million, or 5.3%, for the six months ended June 30, 2009 compared to the same period in 2008. The decrease was a result of the reduction in fees caused by the elimination of the newscast in Wilkes-Barre.

Depreciation of property and equipment was $1.9 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to the acceleration of depreciation on obsolete analog equipment.

Amortization of broadcast rights, excluding barter, decreased by $0.1 million, or 12.3%, for the six months ended June 30, 2009, compared to the same period in 2008.

Amortization of intangible assets was $2.6 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, we recognized gains of $0.5 million and $0.6 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation. During the six months ended June 30, 2008, we recognized a gain of $0.2 million related to an insurance recovery of a casualty loss.

Income from Operations

Income from operations was $1.9 million for the six months ended June 30, 2009, compared to $5.4 million for the same period of 2008, a decrease of $3.5 million or 64.5%. The decrease in income from operations for the six months ended June 30, 2009 was primarily attributed to lower JSA revenue from Nexstar, partially offset by an increase in retransmission compensation.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $2.2 million, or 45.3%, for the six months ended June 30, 2009, compared to the same period in 2008. The decreased amount of interest expense was primarily attributed to lower average interest rates during the current year period.

Income Taxes

Income tax expense decreased by $0.1 million for the six months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily due to a reduction in deferred tax expense associated with deferred tax liabilities representing the difference between the book and tax basis of goodwill and other indefinite-lived intangible assets.  The impairment charges recorded in September 30 and December 31, 2008 reduced these deferred tax liabilities which resulted in a reduction in deferred tax expense during this period.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 27, 2009, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2009. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,281	$6,353
Net cash used for investing activities	(1,041)	(9,812)
Net cash used for financing activities	(863)	(864)
Net decrease in cash and cash equivalents	$(623)	$(4,323)

	June 30, 2009	December 31, 2008
	(in thousands)
	(in thousands)
Cash and cash equivalents	$803	$1,426
Long-term debt including current portion	$173,224	$174,087
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of June 30, 2009, $2.2 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $5.1 million during the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to the reduction in net revenue of $3.3 million, combined with changes in the timing of activity in accounts payable and accounts receivable.

 Cash paid for interest decreased by $2.2 million during the six months ended June 30, 2009 compared to the same period in 2008 due to lower average interest rates incurred during the six months ended June 30, 2009 compared to the same period in 2008 under our senior credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $8.8 million during the six months ended June 30, 2009 compared to the same period in 2008. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $1.0 million for the six months ended June 30, 2009, compared to $2.1 million for the same period in 2008. The decrease was primarily attributed to a greater amount of spending in 2008 for DTV conversions.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.9 million for both the six months ended June 30, 2009 and 2008.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2009, we had debt of $173.2 million, which represented 248.2% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2009, $2.2 million of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
		(in thousands)
Senior credit facility	$173,224	$864	$3,454	$168,906	—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The senior credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2009, Nexstar had a maximum commitment of $239.7 million under its senior credit facility, of which $235.2 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $46.9 million of 7% senior subordinated notes and $127.7 million of 7% PIK senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they do not exceed the maximum total leverage and senior leverage ratios including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, and 4) the consummation of purchase agreements on March 11, 2009 and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively.

In addition to the above items, Nexstar's plans for 2009 include certain other cost containment measures, including one week Company furloughs for all employees and reduction of discretionary operating expenses. Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from June 30, 2009. However, no assurance can be provided that Nexstar's actions will be successful or that further adverse events outside of Nexstar's control may arise that would result in its inability to comply with the debt covenants.  In such event, Nexstar would consider a range of transactions or strategies to address any such situation.  For example, Nexstar might decide to divest non-core assets, seek an amendment to its bank credit facility, refinance its existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies Nexstar might consider, could be consummated on terms satisfactory to Nexstar or at all.

Cash Requirements for DTV Conversion

On June 12, 2009, all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Mission’s stations have completed the transition from analog to digital and hold DTV authorizations issued by the FCC.

DTV conversion expenditures were $1.0 million and $2.0 million, respectively, for the six months ended June 30, 2009 and 2008, respectively.

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

No Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 30 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of June 30, 2009 there has been no material change to this information.

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

All term loan borrowings at June 30, 2009 under our senior credit facility bear interest at 2.35%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at June 30, 2009 under our senior credit facility bear interest at 1.85%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,732	$866	$(866)	$(1,732)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

Dated: August 12, 2009