Form 10-Q
period 2009-09-30
MISSION BROADCASTING INC
filed 2009-11-12
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

As of September 30, 2009, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at September 30, 2009. As of October 31, 2009, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$1,426
Accounts receivable	1,465	1,017
Current portion of broadcast rights	3,598	3,410
Prepaid expenses and other current assets	291	230
Deferred tax asset	8	8
Total current assets	6,529	6,091

Property and equipment, net	28,992	29,269
Broadcast rights	2,284	2,215
Goodwill	18,729	18,635
FCC licenses	20,698	22,695
Other intangible assets, net	26,804	30,665
Other noncurrent assets	131	164
Deferred tax asset	338	344
Total assets	$104,505	$110,078
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	4,025	3,579
Taxes payable	42	74
Accounts payable	188	549
Accrued expenses	898	945
Interest payable	10	16
Deferred revenue	1,009	1,874
Due to Nexstar Broadcasting, Inc.	13,430	15,468
Total current liabilities	21,329	24,232

Debt	171,065	172,360
Broadcast rights payable	3,155	2,926
Deferred tax liabilities	6,880	6,263
Deferred revenue	825	316
Deferred gain on sale of assets	1,780	1,910
Other liabilities	4,356	4,098
Total liabilities	209,390	212,105
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both September 30, 2009 and December 31, 2008	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(104,885)	(102,027)
Total shareholder’s deficit	(104,885)	(102,027)
Total liabilities and shareholder’s deficit	$104,505	$110,078

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net broadcast revenue	$2,134	$1,725	$6,308	$4,889
Revenue from Nexstar Broadcasting, Inc.	5,808	9,066	18,036	25,619
Net revenue	7,942	10,791	24,344	30,508
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,223	1,597	4,364	4,704
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	822	603	2,164	1,899
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,800	2,025	5,625	6,065
Impairment of goodwill and intangible assets	2,258	5,859	2,258	5,859
Amortization of broadcast rights	1,430	1,330	3,632	3,633
Amortization of intangible assets	1,287	1,351	3,861	4,051
Depreciation	828	808	2,721	2,506
Gain on asset exchange	(1,354)	—	(1,851)	(593)
Gain on asset disposal, net	(9)	(141)	(7)	(391)
Total operating expenses	8,285	13,432	22,767	27,733
Income (loss) from operations	(343)	(2,641)	1,577	2,775
Interest expense, including amortization of debt financing costs	(1,052)	(2,055)	(3,768)	(7,014)
Interest income	1	4	4	49
Loss before income taxes	(1,394)	(4,692)	(2,187)	(4,190)

Income tax (expense) benefit	(50)	885	(671)	128
Net loss	$(1,444)	$(3,807)	$(2,858)	$(4,062)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Nine Months Ended September 30, 2009
(in thousands, except share information)

	Common Stock		Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Par Value
Balance at January 1, 2009 (Note 2)	1,000	$1	$(1)	$(102,027)	$(102,027)
Net loss	––	––	––	(2,858)	(2,858)
Balance at September 30, 2009 (Unaudited)	1,000	$1	$(1)	$(104,885)	$(104,885)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,858)	$(4,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	623	(189)
Depreciation of property and equipment	2,721	2,506
Amortization of intangible assets	3,861	4,051
Amortization of debt financing costs	33	34
Amortization of broadcast rights, excluding barter	1,793	1,771
Payments for broadcast rights	(1,375)	(1,325)
Impairment of goodwill and intangible assets	2,258	5,859
Gain on asset exchange	(1,851)	(593)
Gain on asset disposal, net	(7)	(391)
Deferred gain recognition	(130)	(130)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(448)	1,048
Prepaid expenses and other current assets	(61)	(30)
Taxes payable	(32)	(15)
Accounts payable and accrued expenses	(1,241)	199
Interest payable	(6)	(5)
Deferred revenue	(356)	483
Other noncurrent liabilities	258	173
Due to Nexstar Broadcasting, Inc.	(1,238)	(4,619)
Net cash provided by operating activities	1,944	4,765
Cash flows from investing activities:
Additions to property and equipment	(908)	(5,231)
Acquisition of broadcast properties and related transaction costs	—	(7,923)
Proceeds from insurance on casualty loss	—	494
Net cash used for investing activities	(908)	(12,660)
Cash flows used for financing activities:
Repayment of long-term debt	(1,295)	(1,295)
Net cash used for financing activities	(1,295)	(1,295)
Net decrease in cash and cash equivalents	(259)	(9,190)
Cash and cash equivalents at beginning of period	1,426	9,916
Cash and cash equivalents at end of period	$1,167	$726
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,741	$6,984
Income taxes, net	$80	$75
Non-cash investing activities:
Acquisition of equipment in accounts payable	$33	$866

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2009, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements through March 27, 2010, as described in a letter of support dated March 27, 2009, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2009, enabling Mission to continue to operate as a going concern.  If Mission fails to renew the letter of support from Nexstar, then Mission will no longer continue to operate as a going concern.

On October 8, 2009, Nexstar and Mission both amended their senior credit facilities.  See Note 7 for a more complete discussion of the changes to the credit facilities. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreements governing their senior secured credit facility.  On October 8, 2009, Nexstar amended their credit facility to modify certain covenants.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they will be in compliance with their debt covenants including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, 4) the consummation of purchase agreements on March 12, 2009  and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively, 5) the October 8, 2009 amendment to their senior credit facility, which modified certain covenants, and 6) obtaining the limited waiver of leverage ratios as of September 30, 2009, in conjunction with the credit amendment.

 Nexstar believes the consummation of the exchange offer and the debt amendment along with the actions described above, will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from September 30, 2009. However, no assurance can be provided that Nexstar's actions will be successful or that further adverse events outside of Nexstar's control may arise that would result in its inability to comply with the debt covenants.  In such event, Nexstar would consider a range of transactions or strategies to address any such situation.  For example, Nexstar might decide to divest non-core assets, seek an amendment to its bank credit facility, refinance its existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies Nexstar might consider, could be consummated on terms satisfactory to Nexstar or at all.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

 Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC associated with certain microwave link licenses that the Company holds for use by its stations within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment used by those microwave facilities with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with U.S. GAAP requirements for exchanges of nonmonetary assets.  Each item of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification™ (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIE’s.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment removes the concept of a qualifying special-purpose entity. This amendment also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The amendment is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In May 2009, the FASB issued a general standard of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This standard became effective for our second quarter ended June 30, 2009.  For the third quarter 2009, we have evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

In April 2009, the FASB issued a new accounting and disclosure requirement, which increases the frequency of fair value disclosures from an annual to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The new authoritative guidance is effective for interim and annual periods ending after June 15, 2009.  We adopted this guidance in the second quarter of 2009, and it did not impact our financial position or results of operations.  It did, however, result in additional disclosures related to the fair value of our debt.  See Note 7 of these financial statements.

In April 2009, the FASB issued guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and it did not have any effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the accounting and disclosure requirements related to goodwill and other intangible assets. This new guidance also provides additional disclosure requirements related to recognized intangible assets. We adopted this guidance in January 2009 and it did not have a material impact on our financial position or results of operations.

In January 2008, we adopted the FASB’s accounting and disclosure requirements related to fair value measurements as they pertain to financial assets and liabilities. The adoption did not have a material impact on our financial position or results of operations. These new requirements established a framework for measuring fair value, and enhanced the disclosures for fair value measurements. This authoritative guidance applies when other accounting pronouncements require or permit fair value measurements, but it does not require new fair value measurements. In February 2008, the FASB issued a one-year deferral for the application of this standard as it pertains to non-financial assets and liabilities. We adopted this standard for non-financial assets and liabilities in the first quarter of 2009. There were no material effects on our financial statements upon adoption of this new accounting pronouncement; however, this pronouncement could have a material impact in future periods.

In December 2007, the FASB issued authoritative guidance related to business combinations, as well as guidance for the accounting and reporting of noncontrolling interests in consolidated financial statements.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. We adopted these standards on January 1, 2009. The impact of adopting the standard related to business combinations will be primarily limited to business combinations occurring on or after January 1, 2009. Adoption of the guidance related to noncontrolling interests in consolidated financial statements had no impact on our financial position or results of operations.

3.	Fair Value Measurements

The Company adopted authoritative guidance effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. This guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption to the consolidated financial statements as it relates to assets and liabilities. This guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value measurement must be classified and disclosed in one of the following three categories:

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of September 30, 2009 and December 31, 2008, there were no investments in marketable securities.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements—(Continued)

As of both September 30, 2009 and December 31, 2008, the Company had $1 thousand invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of both September 30, 2009 and December 31, 2008, the fair value of the money market investment was an asset of $1 thousand.

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

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of September 30, 2009:

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

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	September 30, 2009			December 31, 2008
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(43,281)	$23,162	$66,443	$(40,079)	$26,364
Other definite-lived intangible assets	1-15	13,117	(9,475)	3,642	13,117	(8,816)	4,301
Total intangible assets subject to amortization		$79,560	$(52,756)	$26,804	$79,560	$(48,895)	$30,665

We recorded an impairment charge of $2.3 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations and an impairment to the carrying values of goodwill of $0.3 million, related to one reporting unit consisting of one of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired.  These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations.

The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis.

The impairment test for goodwill utilizes a two-step fair value approach.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the combined stations in a market (“reporting unit”) to its carrying amount.  The fair value of a reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired.   If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in Step 1) as the purchase price.  If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

Determining the fair value of our reporting units requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs.  The actual results may differ from these assumptions and estimates; it is possible that such differences could have a material impact on our financial statements.  In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) that we use to calculate the fair value of our FCC licenses and reporting units, we evaluate the reasonableness of our assumptions by comparing the total fair value of all our reporting units to our total market capitalization; and by comparing the fair value of our reporting units or television stations, and FCC licenses to recent television station sale transactions.

We used an income approach to test our FCC licenses for impairments as of September 30, 2009 with the following assumptions: (a) a discount rate of 10.5%; (b) market growth rates ranging from 0.0% to 4.1%; and (c) operating profit margins ranging from 11.5% to 24.3%.

We used the income approach to test goodwill for impairments as of September 30, 2009 with the following assumptions: (a) a discount rate of 10.5%; (b) market growth rates ranging from 0.0% to 4.1%; and (c) operating profit margins ranging from 20.0% to 30.8%.  These assumptions are based on: (a) the actual historical performance of our stations; (b) management’s estimates of future performance of our stations; and (c) the same market growth assumptions used in the calculation of the fair value of our FCC licenses.

As previously noted, we are required by authoritative guidance to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, future economic trends could require us to record further impairments in future periods.

Total amortization expense from definite-lived intangibles was $1.3 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively and $3.9 million and $4.1 million, respectively for the nine months then ended. The Company’s estimate of annual amortization expense for definite-lived intangible assets as of September 30, 2009 is approximately $5.2 million for the years 2009 through 2010; $5.1 million for the years 2011 through 2012; and $4.3 million for 2013..

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $39.4 million and $41.3 million at September 30, 2009 and December 31, 2008, respectively. The Company expenses any costs to renew its FCC licenses as incurred.

The changes in the carrying amount of goodwill for the nine months and year ended September 30, 2009 and December 31, 2008, respectively, are as follows:

	2009	2008
Goodwill	$19,924	$17,122
Accumulated impairment losses	(1,289)	—
Balance as of January 1	$18,635	$17,122

Acquisitions	—	2,802
Impairment	(261)	(1,289)
Reclassification of asset	355	—

Goodwill	$20,279	$19,924
Accumulated impairment losses	(1,550)	(1,289)
Balance as of September 30, 2009 and December 31, 2008, respectively	$18,729	$18,635

During the nine months ended September 30, 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses for the nine months and year ended September 30, 2009 and December 31, 2008, respectively are as follows:

	2009	2008
FCC licenses	$31,395	$28,736
Accumulated impairment losses	(8,700)	—
Balance as of January 1	$22,695	$28,736

Acquisitions	—	2,659
Impairment	(1,997)	(8,700)

FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(8,700)
Balance as of September 30, 2009 and December 31, 2008, respectively	$20,698	$22,695

The fair value measurements of our goodwill and FCC licenses are as follows using the three-level fair value hierarchy established by authoritative accounting guidance as of September 30, 2009:

	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Goodwill			$18,729
FCC licenses			$20,698

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions.  The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

7.	Debt

Long-term debt consisted of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Term loans	$165,792	$167,087
Revolving credit facility	7,000	7,000
	172,792	174,087
Less: current portion	(1,727)	(1,727)
	$171,065	$172,360

On October 8, 2009, Mission amended its senior secured credit facility.  The amendment modifies certain terms of Mission Credit Agreement, including, but not limited to a general tightening of the exceptions to the negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the Amended Mission Credit Agreement.  The Amended Mission Credit Agreement also incorporates, by reference to the Amended Nexstar Credit Agreement changes to the financial covenants and applicable definitions.

On an annual basis following the delivery of Mission's year end financial statements, the Amended Mission Credit Agreement requires mandatory prepayments of principal, as well as a permanent reduction in revolving credit commitments, subject to a computation of excess cash flow for the preceding fiscal year, as more fully set forth in the Amended Mission Credit Agreement. The Amended Mission Credit Agreement also places additional restrictions on the use of proceeds from asset sales, equity issuances, or debt issuances (with the result that such proceeds, subject to certain exceptions, be used for mandatory prepayments of principal and permanent reductions in revolving credit commitments), and includes an anti-cash hoarding provision which requires that Mission utilize unrestricted cash and cash equivalent balances in excess of $15 million to repay principal amounts outstanding, but not permanently reduce capacity, under the revolving credit facility.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.           Debt—(Continued)

The Amended Mission Credit Agreement also revised the interest rate provisions.  As amended, borrowings under the Facility may bear interest at either (i) a Eurodollar Rate, which has been amended to include an interest rate floor equal to 1% or (ii) a Base Rate, which, as amended,  is defined as the greater of (1) the sum of 1/2 of 1% plus the Federal Funds Rate, (2) Bank of America, N.A.'s prime rate and (3) the sum of (x) 1% plus (y) the Eurodollar Rate.  The definition of applicable margin was changed to eliminate the pricing grid and replace it with a fixed rate.  As amended, the applicable margin for Eurodollar loans is a rate per annum equal to 4% and the applicable margin for Base Rate loans is a rate per annum equal to 3%.

In conjunction with the amendment to our credit agreement, $0.1 million related to professional fees were recognized as administrative expense as incurred.

 Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of September 30, 2009 and December 31, 2008, Mission had $165.8 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the nine months ended September 30, 2009, repayments of Mission’s Term Loan B totaled $1.3 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

The total weighted-average interest rate of the Mission Facility was 2.02% and 3.20% at September 30, 2009 and December 31, 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75%, effective with the debt amendment.

Unused Commitments and Borrowing Availability

As of September 30, 2009, there were $8.0 million of unused commitments under the Mission Facility. The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2009, $0 of total unused commitments under the Mission Facility were available for borrowing.

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

Debt Covenants

The Mission Facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.  As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreements governing their senior secured credit facility.  On October 8, 2009, Nexstar amended their credit facility to modify certain covenants.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$165,792	$152,452	$167,087	$151,059
Revolving credit facilities(1)	$7,000	$6,477	$7,000	$6,284

(1)	The fair value of bank credit facilities is computed based on recently amended borrowing rates for Mission for bank loans with similar terms and average maturities.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

The Company’s provision/benefit for income taxes is primarily comprised of deferred income taxes created by changes in the deferred tax liabilities position during the year. These changes resulted from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes as well as from adjustments made during the third quarter 2009 and 2008 to the Company’s deferred tax liabilities as a result of the impairment charges discussed in Note 6 . These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

At January 1, 2009, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of September 30, 2009, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

9.           Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and certain public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations on certain frequencies. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters to carry their programming by microwave link to their studio or transmitter sites. In order to utilize this spectrum, Nextel is required to relocate spectrum used by broadcasters in the 1.9 GHz band to spectrum on different frequencies by, in part, replacing all analog equipment associated with those microwave link facilities being used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel has provided and will provide and in turn must relinquish all of its analog equipment back to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. Each piece of equipment the Company receives and has received under this arrangement is recorded at its estimated fair market value and is depreciated over its estimated useful life ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the three months ended September 30, 2009 and 2008, the Company recognized gains of $1.4 million and $0, respectively, and $1.9 million and $0.6 million, respectively for the nine months then ended, from the exchange of this equipment.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

10.           FCC Regulatory Matters—(Continued)

DTV conversion expenditures were $0.9 million and $4.5 million, for the nine months ended September 30, 2009 and 2008, respectively.

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

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”.  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  Sometime during 2010, the FCC is expected to officially initiate the next statutorily-mandated review of its media ownership rules and request public comments thereon.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% Notes. At September 30, 2009, Nexstar had issued an aggregate principal amount of $46.9 million of the 7% Notes, $130.0 million of the 7% PIK senior subordinated notes and had $234.8 million outstanding under its bank credit facility.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2009, unaudited condensed statements of operations for the three and nine months ended September 30, 2009 and 2008, unaudited condensed statement of changes in shareholder’s deficit for the nine months ended September 30, 2009, unaudited condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Summary

Overview of Operations

As of September 30, 2009, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2009 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$1,281	82.6	$821	75.6	$3,666	82.0	$2,186	72.2
Network compensation	242	15.6	236	21.7	741	16.6	763	25.2
Other	27	1.8	29	2.7	62	1.4	78	2.6
Net broadcast revenue before barter	1,550	100.0	1,086	100.0	4,469	100.0	3,027	100.0

Barter revenue	584		639		1,839		1,862
Revenue from Nexstar Broadcasting, Inc.	5,808		9,066		18,036		25,619
Net revenue	$7,942		$10,791		$24,344		$30,508

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$7,942	100.0	$10,791	100.0	$24,344	100.0	$30,508	100.0
Operating expenses:
Corporate expenses	408	5.1	254	2.4	960	3.9	710	2.3
Station direct operating expenses, net of trade	1,223	15.4	1,597	14.8	4,364	17.9	4,704	15.4
Selling, general and administrative expenses	414	5.2	349	3.2	1,204	4.9	1,189	3.9
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,800	22.7	2,025	18.8	5,625	23.1	6,065	19.9
Gain on asset exchange	(1,354)	(17.0)	—	—	(1,851)	(7.6)	(593)	(1.9)
Gain on asset disposal, net	(9)	(0.1)	(141)	(1.3)	(7)	—	(391)	(1.3)
Barter expense	584	7.4	639	5.9	1,839	7.6	1,862	6.1
Depreciation and amortization	2,115	26.6	2,159	20.0	6,582	27.0	6,557	21.5
Impairment of goodwill and intangible assets	2,258	28.4	5,859	54.3	2,258	9.3	5,859	19.2
Amortization of broadcast rights, excluding barter	846	10.7	691	6.4	1,793	7.4	1,771	5.8
Income (loss) from operations	$(343)		$(2,641)		$1,577		$2,775

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenue

Net revenue was $7.9 million for the three months ended September 30, 2009 compared to $10.8 million for the same period in 2008, a decrease of $2.9 million, or 26.4%. This decrease was primarily attributed to a decrease in revenue from Nexstar, partially offset by an increase of retransmission compensation, as discussed below.

Revenue from Nexstar was $5.8 million for the three months ended September 30, 2009, compared to $9.1 million for the same period in 2008, a decrease of $3.3 million, or 35.9%. The decrease was attributed to a decrease in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSA’s.

Compensation from retransmission consent and network affiliation agreements was $1.5 million for the three months ended September 30, 2009, compared to $1.1 million for the same period in 2008, an increase of $0.4 million, or 44.1%. The increase was primarily due to renegotiated retransmission consent agreements starting in January 2009.

Operating Expenses

Corporate expenses were $0.4 million for the three months ended September 30, 2009 compared to $0.3 million for the same period in 2008, an increase of $0.1 million or 60.6%.  Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1.6 million for the three months ended September 30, 2009, compared to $1.9 million for the same period in 2008, a decrease of $0.3 million or 15.9%. The decrease was primarily due to a reduction in network fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $1.8 million, for the three months ended September 30, 2009 compared to $2.0 million for the same period in 2008, a decrease of $0.2 million or 11.1%. The decrease was a result of the reduction in fees because of the elimination of the newscast in Wilkes-Barre.

Depreciation of property and equipment was $0.8 million for each of the three months ended September 30, 2009 and 2008.

Amortization of broadcast rights, excluding barter, was $0.8 million for the three months ended September 30, 2009, compared to $0.7 million for the same period in 2008, an increase of $0.1 million or 22.4%.

We recorded an impairment charge of $2.3 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our television stations and an impairment to the carrying values of our goodwill of $0.3 million related to one of our television stations.  In the third quarter of 2008, we recorded an impairment charge of $5.9 million that included an impairment to the carrying values of FCC licenses of $4.7 million, related to six of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to two of our television stations; and an impairment to the carrying values of our goodwill of $0.2 million, related to two of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our unamortized intangible assets for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts.  These events included the overall economic recession and the continued decline in advertising revenues at some of our televisions stations.

Further deterioration in the advertising marketplaces in which Mission operates could lead to additional impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements.  If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

Amortization of intangible assets was $1.3 million for the three months ended September 30, 2009  compared to $1.4 million for the same period in 2008, a decrease of $0.1 million or 4.7%.

For the three months ended September 30, 2009 and 2008, we recognized gains of $1.4 million and $0 from the exchange of equipment under an arrangement with Sprint Nextel Corporation. During the three months ended September 30, 2008, we recognized a gain of $0.2 million related to an insurance recovery of a casualty loss partially offset by a loss on disposal of assets of $0.1 million.

Loss from Operations

Loss from operations was $0.3 million for the three months ended September 30, 2009, compared to a loss from operations of $2.6 million for the same period of 2008, a decrease of $2.3 million or 87.0%. The decrease in loss from operations for the three months ended September 30, 2009 was primarily attributed to the increase in the gain on asset exchange, the decrease in the amount of the impairment of goodwill and intangible assets, partially offset by the decrease in overall net revenue.

Interest Expense

Interest expense, including amortization of debt financing costs was $1.1 million for the three months ended September 30, 2009, compared to $2.1 million for the same period in 2008, a decrease of $1.0 million or 48.8%. The decreased amount of interest expense was primarily attributed to lower average interest rates during the current year period.

Income Taxes

Income tax expense was $50 thousand for the three months ended September 30, 2009, compared to an income tax benefit of $0.9 million for the same period in 2008, an increase in expense of $0.9 or 105.6%. The increase was primarily due to the deferred tax effect of the impairment charge of $2.3 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, related to goodwill and other indefinite-lived assets. Our provision/benefit for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter 2009 and 2008 to the Company’s deferred tax liabilities as a result of the impairment charge discussed above. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

Revenue

Net revenue was $24.3 million for the nine months ended September 30, 2009 compared to $30.5 million for the same period in 2008, a decrease of $6.2 million, or 20.2%. This decrease was primarily attributed to a decrease in revenue from Nexstar, partially offset by an increase in retransmission compensation, as discussed below.

Revenue from Nexstar was $18.0 million for the nine months ended September 30, 2009, compared to $25.6 million for the same period in 2008, a decrease of $7.6 million, or 29.6%. The decrease was attributed to a decrease in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through JSA’s.

Compensation from retransmission consent and network affiliation agreements was $4.4 million for the nine months ended September 30, 2009, compared to $2.9 million for the same period in 2008, an increase of $1.5 million, or 49.4%. The increase was primarily due to renegotiated retransmission consent agreements starting in January 2009.

Operating Expenses

Corporate expenses were $1.0 million for the nine months ended September 30, 2009 compared to $0.7 million for the same period in 2008, an increase of $0.3 million or 35.2%. The increase was primarily due to an increase in professional fees.  Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $5.6 million for the nine months ended September 30, 2009, compared to $5.9 million for the same period in 2008, a decrease of $0.3 million or 5.5%.  The decrease was primarily due to a reduction in network fees.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $5.6 million for the nine months ended September 30, 2009 compared to $6.1 million for the same period in 2008, a decrease of $0.5 million or 7.3%. The decrease was a result of the reduction in fees caused by the elimination of the newscast in Wilkes-Barre.

Depreciation of property and equipment was $2.7 million for the nine months ended September 30, 2009 compared to $2.5 million for the same period in 2008, an increase of $0.2 million or 8.6%.  The increase was primarily due to DTV equipment being placed in service in 2009.

Amortization of broadcast rights, excluding barter was $1.8 million for each of the nine months ended September 30, 2009 and 2008.

    We recorded an impairment charge of $2.3 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our television stations and an impairment to the carrying values of our goodwill of $0.3 million related to one of our television stations.  In the third quarter of 2008, we recorded an impairment charge of $5.9 million that included an impairment to the carrying values of FCC licenses of $4.7 million, related to six of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to two of our television stations; and an impairment to the carrying values of our goodwill of $0.2 million, related to two of our television stations.  As required by the authoritative guidance for goodwill and other intangible assets, we tested our unamortized intangible assets for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our FCC licenses and goodwill below their carrying amounts.  These events included the overall economic recession and the continued decline in advertising revenues at some of our televisions stations.

Further deterioration in the advertising marketplaces in which Mission operates could lead to additional impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements.  If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on Mission’s financial position and results of operations.

Amortization of intangible assets was $3.9 million for the nine months ended September 30, 2009 compared to $4.1 million for the same period in 2008, a decrease of $0.2 million or 4.7%.

For the nine months ended September 30, 2009 and 2008, we recognized gains of $1.9 million and $0.6 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation. During the nine months ended September 30, 2008, we recognized a gain of $0.5 million related to an insurance recovery of a casualty loss.

Income from Operations

Income from operations was $1.6 million for the nine months ended September 30, 2009, compared to $2.8 million for the same period of 2008, a decrease of $1.2 million or 43.2%. The decrease in income from operations for the nine months ended September 30, 2009 was primarily attributed to the decrease in overall net revenue, partially offset by the reduction in local service agreement fees, the increase in the gain on asset exchange and the reduction in the amount of the impairment of goodwill and intangible assets, period-over-period.

Interest Expense

Interest expense, including amortization of debt financing costs, was $3.8 million for the nine months ended September 30, 2009, compared to $7.0 million for the same period in 2008, a decrease of $3.2 million or 46.3%. The decreased amount of interest expense was primarily attributed to lower average interest rates during the current year period.

Income Taxes

Income tax expense was $0.7 million for the nine months ended September 30, 2009, compared to an income tax benefit of $0.1 million for the same period in 2008, an increase in expense of $0.8 million or 624.2%. The increase was primarily due to the deferred tax effect of the impairment charge of $2.3 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, related to goodwill and other indefinite-lived assets. Our provision/benefit for income taxes is primarily created by changes in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes, which are not amortized for financial reporting purposes as well as the adjustments made during the third quarter 2009 and 2008 to the Company’s deferred tax liabilities as a result of the impairment charge discussed above. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 27, 2009, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2009. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$1,944	$4,765
Net cash used for investing activities	(908)	(12,660)
Net cash used for financing activities	(1,295)	(1,295)
Net decrease in cash and cash equivalents	$(259)	$(9,190)

Cash paid for interest	3,741	6,984
Cash paid for income taxes, net	80	75

	September 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$1,167	$1,426
Long-term debt including current portion	$172,792	$174,087
Unused commitments under senior credit facility(1)	$8,000	$8,000

(1)	As of September 30, 2009, $0 of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $2.8 million during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to the overall reduction in net revenue, partially offset by changes in the timing of activity in amounts due to Nexstar.

 Cash paid for interest decreased by $3.2 million during the nine months ended September 30, 2009 compared to the same period in 2008 due to lower average interest rates under our senior credit facility, period-over-period.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $11.8 million during the nine months ended September 30, 2009 compared to the same period in 2008. Cash flows from investing activities consisted of cash used for capital additions and acquisition-related payments.

Capital expenditures were $0.9 million for the nine months ended September 30, 2009, compared to $5.2 million for the same period in 2008. The decrease was primarily attributed to the conversion of more stations to DTV in 2008.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $1.3 million for both the nine months ended September 30, 2009 and 2008.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2009, we had debt of $172.8 million, which represented 254.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2009, $0 of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2009:

	Total	Remainder of 2009	2010-2011	2012-2013	Thereafter
		(in thousands)
Senior credit facility	$172,792	$432	$3,454	$168,906	—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The senior credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2009, Nexstar had a maximum commitment of $239.3 million under its senior credit facility, of which $234.8 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $46.9 million of 7% senior subordinated notes and $130.0 million of 7% PIK senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 27, 2009. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. On October 8, 2009, Nexstar amended its senior secured credit facility to modify certain terms of the underlying credit agreement.  The modifications included, but are not limited to, changes to financial covenants, including the Consolidated Total Leverage Ratio and Consolidated Senior Leverage Ratio, a general tightening of the exceptions to the negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the amended credit agreement.   The following table compares the old and new covenant requirements.

	Prior	As Amended
Consolidated Total Leverage Ratio:
July 1, 2009 through September 30, 2009	6.50 to 1.00	6.75 to 1.00
October 1, 2009 to December 31, 2009	6.50 to 1.00	8.75 to 1.00
January 1, 2010 through March 31, 2010	6.50 to 1.00	9.50 to 1.00
April 1, 2010 through June 30, 2010	6.50 to 1.00	10.25 to 1.00
July 1, 2010 through September 30, 2010	6.25 to 1.00	9.25 to 1.00
October 1, 2010 through and including March 31, 2011	6.25 to 1.00	7.75 to 1.00
April 1, 2011 and thereafter	6.00 to 1.00	6.00 to 1.00

Consolidated Senior Leverage Ratio:
July 1, 2009 through September 30, 2009	4.50 to 1.00	5.50 to 1.00
October 1, 2009 to December 31, 2009	4.50 to 1.00	7.00 to 1.00
January 1, 2010 through March 31, 2010	4.25 to 1.00	7.00 to 1.00
April 1, 2010 through June 30, 2010	4.25 to 1.00	7.50 to 1.00
July 1, 2010 through September 30, 2010	4.25 to 1.00	6.75 to 1.00
October 1, 2010 through and including March 31, 2011	4.25 to 1.00	5.50 to 1.00
April 1, 2011 and thereafter	4.00 to 1.00	4.00 to 1.00

As of September 30, 2009, Nexstar was in compliance with all indentures governing their publicly-held notes.  As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreement governing their senior secured credit facility.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.
.
On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011. In addition to the debt exchange, Nexstar has undertaken certain actions as part of their efforts to ensure they will be in compliance with their debt covenants including 1) the elimination of corporate bonuses for 2008 and 2009, 2) the consolidation of various back office processes in certain markets, 3) the execution of a management services agreement whereby Nexstar operates four stations in exchange for a service fee, 4) the consummation of purchase agreements on March 11, 2009 and May 1, 2009 to acquire all the assets of KARZ and WCWJ, respectively, 5) the October 8, 2009 amendment to their senior credit facility, which modified certain covenants, and 6) obtaining the limited waiver of leverage ratios as of September 30, 2009, in conjunction with the credit amendment.

Nexstar believes the consummation of the exchange offer and debt amendment along with the actions described above, will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from September 30, 2009. However, no assurance can be provided that Nexstar's actions will be successful or that further adverse events outside of Nexstar's control may arise that would result in its inability to comply with the debt covenants.  In such event, Nexstar would consider a range of transactions or strategies to address any such situation.  For example, Nexstar might decide to divest non-core assets, refinance its existing debt or obtain additional equity financing.  There is no assurance that any such transactions, or any other transactions, or strategies Nexstar might consider, could be consummated on terms satisfactory to Nexstar or at all.

Cash Requirements for DTV Conversion

On June 12, 2009, all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Mission’s stations have completed the transition from analog to digital and hold DTV authorizations issued by the FCC.

DTV conversion expenditures were $0.9 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.

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

No Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
 Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 27 through 30 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of September 30, 2009 there has been no material change to this information.

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

All term loan borrowings at September 30, 2009 under our senior credit facility bear interest at 2.03%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at September 30, 2009 under our senior credit facility bear interest at 1.78%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of September 30, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,728	$864	$(864)	$(1,728)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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
10.1
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto.*

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

Dated: November 12, 2009