Form 10-K
period 2009-12-31
MISSION BROADCASTING INC
filed 2010-03-15
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2009, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2009. As of March 1, 2010, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

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

PART I

Item 1.                      Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175, as reported by A.C. Nielsen Company. As of December 31, 2009, we owned and operated 16 stations. The stations that we own and operate are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Arkansas, Louisiana, Texas and Montana. These stations are diverse in their network affiliations: 14 have primary affiliation agreements with one of the four major networks—3 with NBC, 5 with Fox, 4 with ABC, and 2 with CBS, and 2 stations have an agreement with MyNetworkTV.  Additionally, one of the stations has a secondary network affiliation with MyNetworkTV that is broadcast over a digital multicast (DM).

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

Our principal offices are located at 7650 Chippewa Road, Suite 305, Brecksville, Ohio 44141. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2009 with Nexstar-owned stations:

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

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2009.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2009:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
74	Springfield, MO	KOLR	CBS	6	(3)
131	Amarillo, TX	KCIT	Fox	5	(3)
		KCPN-LP	MyNetworkTV		(3)
134	Rockford, IL	WTVO	ABC/MyNetworkTV	4	(3)
138	Monroe, LA-El Dorado, AR	KTVE	NBC	6	6/1/13
143	Lubbock, TX	KAMC	ABC	5	(3)
146	Erie, PA	WFXP	Fox	4	(3)
147	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
149	Wichita Falls, TX- Lawton, OK	KJTL	Fox	5	(3)
		KJBO-LP	MyNetworkTV		(3)
152	Terre Haute, IN	WFXW	Fox	3	(3)
165	Abilene-Sweetwater, TX	KRBC	NBC	4	(3)
169	Billings, MT	KHMT	Fox	4	(3)
170	Utica, NY	WUTR	ABC	4	(3)
198	San Angelo, TX	KSAN	NBC	4	(3)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

(2)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2009 4th Edition, as published by BIA Financial Network, Inc.

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

The television broadcast industry transitioned to an advanced digital television (“DTV”) transmission system on June 12, 2009. DTV transmissions deliver improved video and audio signals including high definition television and have substantial multiplexing and data transmission capabilities. For each licensed television station, the FCC allocated a matching DTV channel for the transition period. Television broadcasters were required to cease analog broadcasting by June 12, 2009 and return one of their channels to the FCC.

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2010
KHMT	Billings, MT	Fox	June 2010
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010
WFXP	Erie, PA	Fox	June 2010
WFXW	Terre Haute, IN	Fox	June 2010
KSAN	San Angelo, TX	NBC	December 2010
KRBC	Abilene-Sweetwater, TX	NBC	December 2010
WUTR	Utica, NY	ABC	December 2010
WTVO	Rockford, IL	ABC	December 2010
KAMC	Lubbock, TX	ABC	December 2010
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2011
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2011
WTVO-DM	Rockford, IL	MyNetworkTV	August 2011
KTVE	Monroe, LA-El Dorado, AR	NBC	December 2011
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KOLR	Springfield, MO	CBS	June 2013
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015

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

Audience. Our stations compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as video iPods and cell phones which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audiences include home entertainment systems, such as VCRs, DVDs, and DVRs; video-on-demand and pay-per-view; the Internet; and television game devices.

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

National Ownership.  There is no nationwide limit on the number of television stations which a party may own.  However, the Communications Act and FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%.  The stations that Mission owns have a combined national audience reach of 2.4%.

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

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC made modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Court of Appeals, which remain pending.  Sometime during 2010, the FCC is expected to officially initiate the next statutorily-mandated review of its media ownership rules and request public comments thereon.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable “Must-Carry” or Retransmission Consent Rights. Every three years television broadcasters are required to make an election between “must-carry” or retransmission consent rights in connection with the carriage of their signal on cable television systems within their DMA. The most recent election date was October 1, 2008, for the three-year period beginning January 1, 2009.

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

Direct-to-Home Satellite Services and Carriage Rights. DBS providers are permitted to carry local channels including “significantly viewed” out-of-market stations when local service is provided. Under certain circumstances, DBS providers also are permitted to provide network service from a station outside a local market for subscribers in the market who are “unserved” by a local station affiliated with the same network. In addition, DBS subscribers who were not receiving a digital signal as of December 8, 2004 may receive distant signals for digital television programming from their DBS provider if they were receiving the local analog signal of a network affiliate and the subscriber cannot receive a local digital signal of that network-affiliated station over-the-air.

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

Commercial television stations make elections between retransmission consent and must-carry status for satellite services on the same schedule as cable elections, with the most recent elections made by October 1, 2008 for the three-year period that began on January 1, 2009. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. Dish Network currently provides satellite carriage of our stations in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. We have long-term carriage agreements that expire in 2011 with both DirecTV and Dish Network that provide for the carriage of the currently carried stations, as well as those subsequently added in new local-to-local markets, or those added by acquisition or other means.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

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

Employees

As of December 31, 2009, we had a total of 32 employees, all of which were full-time. As of December 31, 2009, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Item 1A.                      Risk Factors

You should carefully consider the following risk factors, which we believe are the most significant risks related to our business, as well as the other information contained in this document.

Risks Related to Our Operations

The continued economic slowdown in the United States and the national and world-wide financial crisis may adversely affect our results of operations, cash flows and financial condition. Among other things, these negative economic trends could adversely affect demand for television advertising, reduce the availability, and increase the cost, of short-term funds for liquidity requirements, and adversely affect our ability to meet long-term commitments. In addition, general trends in the television industry could adversely affect demand for television advertising as consumers turn to alternative media, including the Internet, for entertainment.

The continued economic slowdown in the United States is likely to adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Moreover, television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. As a result, in recent years demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue.

Disruptions in the capital and credit markets, as have been experienced during 2009 and may continue in 2010, could adversely affect our ability to draw on our bank revolving credit facilities. Our access to funds under the revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

We have a history of net losses.

We had net losses of $2.6 million, $7.5 million and $4.0 million, respectively, for the years ended December 31, 2009, 2008 and 2007. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2009, we had $172.4 million of debt which represented 254.6% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

The agreement governing our debt contains various covenants that limit our management’s discretion in the operation of our business.

Our senior credit facility contains various covenants that restrict our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	pay dividends and make other distributions;

•	make investments and other restricted payments;

•	make acquisitions;

•	merge, consolidate or transfer all or substantially all of our assets;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets or stock of our subsidiaries; and

•	enter into transactions with affiliates.

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 9, 2010. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2009, Nexstar was in compliance with all indentures governing their publicly-held notes. As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreements governing their senior credit facility. On October 8, 2009, Nexstar amended their credit facility to modify certain covenants. The October 8, 2009 amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009 contained in the credit agreement governing Nexstar’s senior credit facility.  As of December 31, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing their senior secured credit facility and the indentures governing their publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

Nexstar believes the consummation of the exchange offer combined with the actions described above, will allow them to maintain compliance with all covenants contained in the credit agreements governing their senior secured credit facility and the indentures governing their publicly held notes for a period of at least the next twelve months from December 31, 2009.

We guarantee the aggregate principal amount of $47.9 million of 7% senior subordinated notes, $142.9 million of 7% senior subordinated PIK notes and the aggregate principal amount of $226.3 million of outstanding bank facility term and revolving loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indentures governing its senior subordinated notes or its senior credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $12.5 million of unused revolver commitments available under its senior credit facility, which is also guaranteed by us.

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

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Mission’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements. Networks have proposed to include these provisions in their network affiliation agreements. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Mission and could have an adverse effect on our business, financial condition, and results of operations.

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

We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.  On October 8, 2009, we amended our credit facility and the amendment also specifically restricts our ability to pursue our acquisition strategy.

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

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

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

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now.  Our TBA’s with Nexstar were entered into prior to November 2006 and are grandfathered.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets

FCC actions may restrict our ability to enter into local service agreements with Nexstar, which would harm our operations.

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

As of December 31, 2009, approximately $64.9 million, or 63.0%, of total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements.  We recorded an impairment charge of $2.3 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations and an impairment to the carrying values of goodwill of $0.3 million, related to one reporting unit consisting of one of our television stations.  We recorded an impairment charge of $11.4 million during the year ended December 31, 2008 that included an impairment to the carrying value of FCC licenses of $8.7 million, related to 9 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.4 million related to 2 of our television stations; and an impairment to the carrying values of goodwill of $1.3 million, related to 3 of our television stations. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets.  We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques, now in use with direct broadcast satellites, cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on the future results of our television businesses.

If direct broadcast satellite companies do not carry the stations that we own and operate, we could lose audience share and revenue.

Direct broadcast satellite television companies are permitted to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers, such as DirecTV and Dish Network, carry our stations in only some of our markets and may choose not to carry local stations in any of our other markets. DirecTV currently provides satellite carriage of our stations in the Rockford, Springfield and Wilkes Barre-Scranton markets. Dish Network currently provides satellite carriage of our stations only in the Abilene-Sweetwater, Amarillo, Billings, Erie, Joplin, MO-Pittsburg, KS, Lubbock, Rockford, San Angelo, Springfield, Terre Haute, Wichita Falls, TX-Lawton, OK and Wilkes Barre-Scranton markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate, we could lose audience share which would adversely affect our revenue and earnings.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.  The fines which may be imposed on a television broadcaster for an indecency violation can reach a maximum of $325 thousand per violation.

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

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

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

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use which alteration could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether some portion of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has proposed requiring television stations to co-locate their antennas and/or reducing the amount of spectrum allocated to each television station from 6 megahertz to 3 megahertz. If the FCC determines to move forward with reducing the spectrum available to television broadcasters for their use, it may render our investment in digital facilities worthless and consequently reduce the useful lives of certain digital equipment, could require substantial additional investment to continue our operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals.

Item 1B.	Unresolved Staff Comments

None

Item 2.                      Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site (3)	—	—	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site(3)	—	—	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(10)	—	—	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KTVE—Monroe, LA-El Dorado, AR
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site – El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site – Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site – Bolding	Leased	11.5 Acres	4/30/32

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

Station Metropolitan Area and Use	Owned or Leased	Square Footage/Acreage Approximate Size	Expiration of Lease
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office—Brecksville, OH	Leased	540 Sq. Ft.	10/31/10

(1)	The office space and studio used by WYOU are owned by Nexstar.
(2)	The office space and studio used by WFXW are owned by Nexstar.
(3)	The office space, studio and tower used by WFXP are owned by Nexstar.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.
(5)	The office space and studio used by KSAN are owned by Nexstar.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.
(7)	The office space and studio used by KAMC are owned by Nexstar.
(8)	The office space and studio used by KHMT are owned by Nexstar.
(9)	The office space and studio used by KTVE are owned by Nexstar.
(10)	The tower/transmitter used by KRBC is owned by Nexstar.

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

Item 4.                      Reserved

PART II

Item 5.                      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2009, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.                      Selected Financial Data

We have derived the following statement of operations data for 2009, 2008, and 2007 and balance sheet data as of December 31, 2009 and 2008 from our financial statements included herein. We have derived the following statement of operations data for 2006 and 2005 and balance sheet data as of December 31, 2007, 2006, and 2005 from our 2007 Form 10-K filed on March 11, 2008 and our 2006 Form 10-K filed on March 15, 2007. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the related Notes to Financial Statements, which are included herein.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Statement of Operations Data:
Net broadcast revenue (1)	$8,388	$6,635	$6,726	$5,757	$4,959
Revenue from Nexstar Broadcasting, Inc. (2)	25,435	35,283	30,556	32,556	28,141
Net revenue	33,823	41,918	37,282	38,313	33,100
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	5,810	6,405	5,148	4,710	4,271
Selling, general and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,790	2,595	2,280	2,390	2,232
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc. (3)	7,425	8,090	7,860	7,820	11,400
Impairment of goodwill	261	1,289	—	—	—
Impairment of other intangible assets	1,997	10,149	—	—	—
Gain on asset exchange	(2,385)	(869)	(317)	—	—
(Gain) loss on asset disposal, net	28	(352)	92	12	94
Amortization of broadcast rights	4,681	4,729	4,269	3,939	4,408
Depreciation and amortization	8,806	8,740	8,603	8,682	8,918
Income from operations	4,410	1,142	9,347	10,760	1,777
Interest expense	(6,056)	(9,472)	(12,344)	(12,315)	(9,193)
Loss on extinguishment of debt	—	—	—	(269)	(508)
Interest income	5	53	92	60	30
Loss before income taxes	(1,641)	(8,277)	(2,905)	(1,764)	(7,894)
Income tax benefit (expense)	(986)	737	(1,135)	(1,172)	(1,330)
Net loss	$(2,627)	$(7,540)	$(4,040)	$(2,936)	$(9,224)

Balance Sheet Data (end of period):
Cash and cash equivalents	$903	$1,426	$9,916	$3,577	$1,404
Working capital deficit	(14,700)	(18,141)	(11,995)	(20,024)	(23,406)
Net intangible assets and goodwill	64,944	71,995	82,226	87,588	92,984
Total assets	103,031	110,078	118,955	117,726	119,804
Total debt	172,360	174,087	175,814	170,541	172,268
Total shareholder’s deficit	(104,654)	(102,027)	(94,487)	(91,947)	(89,011)
Cash Flow Data:
Net cash provided by (used for):
Operating activities	$4,196	$8,768	$3,908	$6,516	$3,220
Investing activities	(1,171)	(15,531)	(2,842)	(2,616)	(7,529)
Financing activities	(3,548)	(1,727)	5,273	(1,727)	(1,268)
Other Financial Data:
Capital expenditures, net of proceeds from asset sales	$1,171	$8,102	$2,455	$2,616	$1,400
Cash payments for broadcast rights	1,866	1,773	1,678	1,726	2,211

(1)	Net broadcast revenue is defined as revenue, excluding revenue from Nexstar Broadcasting, Inc.
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

Overview of Operations

As of December 31, 2009, we owned and operated 16 television stations. We have local service agreements with certain television stations owned by Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2009 with Nexstar:

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

(2)
We have both a shared services agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSAs. The JSAs permit Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to us of the remaining percentage of the net revenue, as described in the JSAs.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Retransmission compensation	$4,883	81.8	$2,982	72.8	$2,423	55.1
Network compensation	1,000	16.7	1,013	24.7	1,842	41.8
Other	87	1.5	101	2.5	136	3.1
Net broadcast revenue before barter revenue	5,970	100.0	4,096	100.0	4,401	100.0
Barter revenue	2,418		2,539		2,325
Revenue from Nexstar Broadcasting, Inc.	25,435		35,283		30,556
Net revenue	$33,823		$41,918		$37,282

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue	$33,823	100.0	$41,918	100.0	$37,282	100.0
Operating expenses (income):
Corporate expenses	1,263	3.7	908	2.2	954	2.6
Station direct operating expenses	5,810	17.2	6,405	15.3	5,148	13.8
Selling, general and administrative expenses	1,527	4.5	1,687	4.0	1,326	3.6
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,425	22.0	8,090	19.3	7,860	21.1
Gain on asset exchange	(2,385)	(7.1)	(869)	(2.1)	(317)	(0.9)
(Gain) loss on asset disposal, net	28	0.1	(352)	(0.8)	92	0.2
Trade and barter expense	2,418	7.1	2,539	6.1	2,325	6.2
Depreciation and amortization	8,806	26.0	8,740	20.9	8,603	23.1
Impairment of goodwill	261	0.8	1,289	3.1	—	—
Impairment of other intangible assets	1,997	5.9	10,149	24.2	—	—
Amortization of broadcast rights, excluding barter	2,263	6.7	2,190	5.2	1,944	5.2
Income from operations	$4,410		$1,142		$9,347

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

Net revenue for the year ended December 31, 2009, decreased by $8.1 million, or 19.3%, from the same period in 2008. This decrease was primarily attributed to the decrease in revenue from Nexstar, partially offset by an increase in retransmission compensation, as discussed below.

Revenue from Nexstar was $25.4 million for the year ended December 31, 2009, compared to $35.3 million for the same period in 2008, a decrease of $9.9 million, or 27.9%. The decrease was primarily attributed to a decrease in the local, national and political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $5.9 million for the year ended December 31, 2009, compared to $4.0 million for the same period in 2008, an increase of $1.9 million, or 47.3%. The increase was primarily due to an increase in the compensation we receive under retransmission consent agreements which resulted from cable agreements being renegotiated at higher rates at the end of 2008.

Operating Expenses

Corporate expenses were $1.3 million for the year ended December 31, 2009 compared to $0.9 million for the same period in 2008, an increase of $0.4 million or 39.1%.  The increase was primarily due to legal fees associated with the amendment of the credit facility in 2009, combined with a reduction in employee bonuses in 2008.  Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses decreased by $0.8 million, or 9.3% for the year ended December 31, 2009, compared to the same period in 2008. The decrease was primarily due to a reduction in network fees, a decrease in utilities expense as a result of switching to DTV and a reduction in medical health claims.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.7 million, or 8.2%, for the year ended December 31, 2009 compared to the same period in 2008. These fees decreased due to the elimination of the newscast in Wilkes-Barre in the first quarter of 2009.

In 2009, we recorded an impairment charge of $2.3 million that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations and an impairment to the carrying values of goodwill of $0.3 million, related to one reporting unit consisting of one of our television stations.  We recorded impairment charges of $11.4 million during 2008 that included an impairment to the carrying values of FCC licenses of $8.7 million, related to 9 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.4 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $1.3 million, related to 3 of our television stations. As required by the authoritative guidance for goodwill and other intangible assets, we tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired.  These events and circumstances include the overall economic recession and a continued decline in demand for advertising at several of our stations.  See Note 7 in the Notes to Financial Statements in Item 8 of this document.

Amortization of broadcast rights, excluding barter, increased by $0.1 million, or 3.3%, for the year ended December 31, 2009, compared to the same period in 2008. The increase was primarily due to the write-down of broadcast rights related to a program at one of the stations.

Amortization of intangible assets decreased by $0.3 million or 4.7% for the year ended December 31, 2009, compared to the same period in 2008.  The decrease was due to the 2008 impairment of network affiliation agreements at two stations.

Depreciation of property and equipment increased by $0.3 million, or 9.6%, for the year ended December 31, 2009, compared to the same period in 2008.  The increase was primarily due to new additions relating to the exchange of equipment with Sprint Nextel.

For the years ended December 31, 2009 and 2008, we recognized gains of $2.4 million and $0.9 million, respectively from the exchange of equipment under an arrangement with Sprint Nextel Corporation. During 2008, we recognized a gain of $0.5 million related to an insurance recovery of a casualty loss, partially offset by a loss on disposal of assets of $0.1 million.

Income from Operations

Income from operations was $4.4 million for the year ended December 31, 2009, compared to $1.1 million for the same period of 2008, an increase of $3.3 million, or 286.2%. Income from operations increased primarily due to the reduction in the impairment charge; the reduction in station direct operating expenses, including selling, general and administrative expenses; the reduction in LSA fees; the increase in gain on asset exchange; partially offset by the decrease in net revenue.

Interest Expense

Interest expense, including amortization of debt financing costs, decreased by $3.4 million, or 36.1%, for the year ended December 31, 2009, compared to the same period in 2008. The decrease in interest expense was primarily attributed to lower average interest rates incurred during the year ended December 31, 2009 compared to the same period in 2008.

Income Taxes

Income tax expense was $1.0 million for the year ended December 31, 2009, compared to income tax benefit of $0.7 million for the same period in 2008, an increase of $1.7 million or 233.8%. The increase was primarily due to the tax benefit recognized in 2008 as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The 2008 impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not likely to be realized in the foreseeable future.

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

We recorded impairment charges of $11.4 million during 2008 that included an impairment to the carrying values of FCC licenses of $8.7 million, related to 9 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.4 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $1.3 million, related to 3 of our television stations. See Note 7 in the Notes to Financial Statements in Item 8.

Amortization of broadcast rights, excluding barter, increased by $0.2 million, or 12.7%, for the year ended December 31, 2008, compared to the same period in 2007. The increase was primarily due to the addition of KTVE in 2008.

Amortization of intangible assets was $5.4 million for both the years ended December 31, 2008 and 2007.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 9, 2010, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2009. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

 Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$4,196	$8,768	$3,908
Net cash used for investing activities	(1,171)	(15,531)	(2,842)
Net cash provided by (used for) financing activities	(3,548)	(1,727)	5,273
Net increase (decrease) in cash and cash equivalents	$(523)	$(8,490)	$6,339
Cash paid for interest	$5,848	$9,441	$12,369
Cash paid for income taxes, net	$80	$75	$—

	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$903	$1,426
Long-term debt including current portion	$172,360	$174,087
Unused commitments under senior secured credit facility(1)	$8,000	$8,000

(1)	As of December 31, 2009, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows provided by operating activities decreased by $4.6 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was primarily due to the overall decrease in net revenue of $8.1 million, partially offset by the decrease in cash paid for interest of $3.6 million.

Cash paid for interest decreased $3.6 million for the year ended December 31, 2009 compared to the same period in 2008 due to lower average interest rates incurred in 2009 compared to 2008.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $14.4 million during the year ended December 31, 2009 compared to the same period in 2008. Cash flows from investing activities consisted of cash used for capital additions.

Capital expenditures were $1.2 million for the year ended December 31, 2009, compared to $8.2 million for the same period in 2008. The decrease was primarily attributed to the conversion of more stations to DTV in 2008.

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

Cash Flows – Financing Activities

The comparative net cash flows from financing activities decreased by $1.8 million during the year ended December 31, 2009 compared to the same period in 2008 due to payments for debt finance costs related to the October 2009 amendment of our senior credit facility.  Scheduled term loan maturities under our senior secured credit facility were $1.7 million for both the years ended December 31, 2009 and 2008.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2009, we had debt of $172.4 million, which represented 254.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2009, $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2009:

	Total	2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Mission senior credit facility	$172,360	$1,727	$170,633	$—	$—

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group and its subsidiaries guarantee full payment of all obligations under our bank credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2009, Nexstar had a maximum commitment of $238.8 million under its bank credit facility, of which $226.3 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $47.9 million of 7% senior subordinated notes and $142.9 million of 7% PIK senior subordinated notes.

Debt Covenants
Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 9, 2010. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. On October 8, 2009, Nexstar amended its senior secured credit facility to modify certain terms of the underlying credit agreement.  The modifications included, but are not limited to, changes to financial covenants, including the Consolidated Total Leverage Ratio and Consolidated Senior Leverage Ratio, a general tightening of the exceptions to the negative covenants (principally by means of reducing the types and amounts of permitted transactions) and an increase to the interest rates and fees payable with respect to the borrowings under the amended credit agreement.   The following table compares the old and new covenant requirements.

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

As of September 30, 2009, Nexstar was in compliance with all indentures governing their publicly-held notes.  As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreement governing their senior secured credit facility.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.  As of December 31, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing their senior secured credit facility and the indentures governing their publicly-held notes.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

Nexstar believes the consummation of the exchange offer and debt amendment along with the actions described above, will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from December 31, 2009.

Cash Expenditures for DTV Conversion

On June 12, 2009, all full-power television broadcasters were required to cease operating in an analog format and operate exclusively in digital (DTV) format.  All of Mission’s stations have completed the transition from analog to digital and hold DTV authorizations issued by the FCC.

DTV conversion expenditures were $1.0 million, $7.3 million and $2.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

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

No Off-Balance Sheet Arrangements

At December 31, 2009, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Senior credit facility	$172,360	$1,727	$170,633	$—	$—
Cash interest on debt	23,346	8,648	14,698	$—	$—
Broadcast rights current cash commitments (1)	3,104	1,579	1,248	277	—
Broadcast rights future cash commitments	1,433	230	954	242	7
Operating lease obligations	23,780	1,135	2,420	2,658	17,567
Total contractual cash obligations	$224,023	$13,319	$189,953	$3,177	$17,574

(1)	Excludes broadcast rights barter payable commitments recorded on the financial statements at December 31, 2009 in the amount of $3.0 million.

As discussed in Note 11, “Income Taxes” of the Notes to the Financial Statements, we adopted interpretive guidance related to accounting for uncertainty in income taxes as of January 1, 2007. At December 31, 2009, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Valuation of Goodwill and Intangible Assets

Approximately $64.9 million, or 63.0%, of our total assets as of December 31, 2009 consisted of intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

As required by authoritative guidance, we test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a station-by-station basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

Also as required by authoritative guidance, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the station (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasting properties. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

In accordance with authoritative guidance for accounting for the impairment or disposal of long-lived assets, the Company tests network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2009 which resulted in no additional impairment charge.  Based on our annual assessment, the Company has no reporting units at risk for impairment.

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

The tables below illustrate how assumptions used in the fair value calculations varied from period to period in 2009 and 2008. The increase in the discount rate between third and fourth quarter 2008 reflects the volatility of stock prices of public companies within the media sector along with the increase in the corporate borrowing rate. The changes in the market growth rates and operating profit margins reflect the general economic pressures impacting both the national and a number of local economies, and specifically, national and local advertising expenditures in the markets where our stations operate.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We based the valuation of FCC licenses on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	0.0% to 4.1%	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	11.5% to 24.3%	11.9% to 25.4%	12.1% to 25.4%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	7.8% to 8.5%	8.0% to 8.8%	6.8% to 7.5%

We based the valuation of network affiliation agreements on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	2.3% to 3.7%	2.0% to 2.8%	2.0% to 2.5%
Operating profit margins	20.0% to 30.8%	14.0% to 26.3%	14.3% to 26.4%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 39.6%	34.0% to 39.6%
Capitalization rate	7.8% to 8.5%	8.3% to 8.8%	7.0% to 7.5%

We based the valuation of goodwill on the following basic assumptions:

	September 30, 2009	December 31, 2008	September 30, 2008
Market growth rates	0.0% to 4.1%	2.0% to 2.8%	2.0% to 2.8%
Operating profit margins	20.0% to 30.8%	20.0% to 32.1%	20.0% to 34.1%
Discount rate	10.5%	10.8%	9.5%
Tax rate	35.2% to 40.6%	34.0% to 40.6%	34.0% to 40.6%
Capitalization rate	7.8% to 8.5%	8.0% to 8.8%	6.8% to 7.5%

The assumptions utilized for our annual impairment assessment for FCC licenses and goodwill as of December 31,2009 were consistent with those utilized at September 30, 2009.

Allowance for Doubtful Accounts

We provide for allowances for doubtful accounts when necessary for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There was no allowance for doubtful accounts at December 31, 2009 and 2008 since the accounts receivable balance consisted primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements.

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled , we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2009, the amounts of our current broadcast rights and non-current broadcast rights were $3.0 million and $1.8 million, respectively.

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

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $2.4 million, $2.5 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes
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

On January 1, 2007, we adopted interpretive guidance related to income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes we recognize these items as components of income tax expense.

Claims and Loss Contingencies

In the normal course of business, we are party to various claims and legal proceedings. We record a liability for these matters when an adverse outcome is probable and the amount of loss is reasonably estimated. We consider a combination of factors when estimating probable losses, including judgments about potential actions by counterparties.

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with accounting and disclosure requirements for exchanges of nonmonetary assets.

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

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification™ (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

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

All term loan borrowings at December 31, 2009 under our senior credit facility bear interest at 5.0%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at December 31, 2009 under our senior credit facility bear interest at 5.0%, which represented the base rate, or prime, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of December 31, 2009 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$1,724	$862	$(862)	$(1,724)

The estimated fair value of the Company’s total long-term debt at December 31, 2009 was approximately $161.5 million, which was approximately $10.9 million less than its carrying value. Fair values are determined from quoted market prices where available or based on estimates made by investment banking firms.

Given the interest rates that were in effect at December 31, 2008, as of that date, we estimated that our cash flows from operations would have increased by approximately $1.7 million and $0.9 million, respectively, for a 100 BPS and 50 BPS interest rate decrease, and decreased by approximately $0.9 million and $1.7 million, respectively, for a 50 BPS and 100 BPS interest rate increase.

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

Management assessed the effectiveness of Mission’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2009, Mission’s internal control over financial reporting was effective based on those criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about Mission’s director and executive officers:

Name	Age	Position With Company
David S. Smith	55	President, Treasurer and Director
Nancie J. Smith	57	Vice President and Secretary
Dennis Thatcher	63	Executive Vice President and Chief Operating Officer

David S. Smith has served as Mission’s President and Treasurer since December 1997. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is currently an ordained Evangelical Lutheran Church of America pastor at Zion Lutheran Church in Youngstown, Ohio.

Mr. Smith’s qualifications for being a director of the Company include his years of experience in the television broadcast industry.  He is also the sole shareholder of the Company.

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

David S. Smith, as the sole director of Mission’s Board of Directors, has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

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

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal year ended December 31, 2009.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
	(in thousands)
David S. Smith President, Treasurer and Director	2009	$405,000	$—	$—	$—	$—	$—	$—	$405,000
	2008	305,000	—	—	—	—	—	—	305,000
	2007	250,000	130,000	—	—	—	—	—	380,000

Nancie J. Smith Vice President and Secretary	2009	—	—	—	—	—	—	—	—
	2008	3,120	—	—	—	—	—	—	3,120
	2007	6,240	—	—	—	—	—	—	6,240

Dennis Thatcher Executive Vice President and Chief Operating Officer	2009	142,120	—	—	—	—	—	—	142,120
	2008	139,600	—	—	—	—	—	—	139,600
	2007	111,538	25,000	—	—	—	—	—	136,538

Employment Agreements

We are a party to a management services agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid up to $0.4 million per year for certain management services and Nancie J. Smith is paid by the hour for certain management services.  Effective July 1, 2008, Nancie J. Smith is no longer an employee of the Company.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which comprises 1,000 shares of common stock.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2009:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox MyNetworkTV	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA JSA	1/4/18 9/30/14	$35 thousand per month paid to Nexstar 70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA JSA	3/31/12 9/30/14	$75 thousand per month paid to Nexstar 70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA JSA	6/12/13 6/30/14	$25 thousand per month paid to Nexstar 70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA JSA	5/31/14 5/31/14	$10 thousand per month paid to Nexstar 70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA JSA	5/8/13 5/8/13	$10 thousand per month paid to Nexstar 70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox MyNetworkTV	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA JSA	3/31/14 3/31/14	$10 thousand per month paid to Nexstar 70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC/ MyNetworkTV	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	NBC	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of the KTVE net revenue collected each month received from Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

The following table summarizes the option agreements Mission and David S. Smith have in effect with Nexstar as of December 31, 2009:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	Fox	12/01/05	12/01/14
KJTL and	Wichita Falls, TX-Lawton, OK	Fox	06/01/99	06/01/18
KJBO-LP		MyNetworkTV	06/01/99	06/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/11
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/12
KSAN	San Angelo, TX	NBC	06/13/03	06/13/12
WFXW	Terre Haute, IN	Fox	05/09/03	05/09/12
KCIT and	Amarillo, TX	Fox	03/17/09	05/01/18
KCPN-LP		MyNetworkTV	03/17/09	05/01/18
KHMT	Billings, MT	Fox	12/30/03	12/30/12
KAMC	Lubbock, TX	ABC	12/30/03	12/30/12
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/08	1/16/17
KOLR	Springfield, MO	CBS	12/30/03	12/30/12
WUTR	Utica, NY	ABC	04/01/04	04/01/13
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	11/01/13

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

Management Services Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management services agreement. Under this agreement, Mission pays David S. Smith up to $0.4 million per year for certain management services and pays Nancie J. Smith by the hour for certain management services.  Effective July 1, 2008, Nancie J. Smith is no longer an employee of the Company.

Item 14.                      Principal Accountant Fees and Services

We retained PricewaterhouseCoopers LLP to audit the financial statements of Mission Broadcasting, Inc. for the fiscal years ended December 31, 2009 and 2008, and review the financial statements included in each of its Quarterly Reports on Form 10-Q during such fiscal years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in fiscal years 2009 and 2008 for these various services were:

Type of Fees	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees (1)	$193,000	$198,450
Audit Related Fees (2)	—	55,474
Tax Fees (3)	53,000	53,138
All Other Fees (4)	—	—
Total	$246,000	$307,062

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

/s/ DAVID S. SMITH
David S. Smith
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities indicated on March 15, 2010.

Name	Title

/s/ David S. Smith	President, Treasurer and Director
David S. Smith	(Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting Inc:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. which is discussed in Notes 1, 2, 4, 5, 8 and 13 to the financial statements.

/s/PricewaterhouseCoopers, LLP
Dallas, Texas
March 15, 2010

MISSION BROADCASTING, INC.

BALANCE SHEETS
December 31, 2009 and 2008
(in thousands, except share information)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$903	$1,426
Accounts receivable	1,430	1,017
Current portion of broadcast rights	3,014	3,410
Prepaid expenses and other current assets	216	230
Deferred tax asset	8	8
Total current assets	5,571	6,091
Property and equipment, net	28,610	29,269
Broadcast rights	1,785	2,215
Goodwill	18,729	18,635
FCC licenses	20,698	22,695
Other intangible assets, net	25,517	30,665
Other noncurrent assets	1,785	164
Deferred tax asset	336	344
Total assets	$103,031	$110,078
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	3,362	3,579
Taxes payable	56	74
Accounts payable	111	549
Accrued expenses	629	945
Interest payable	24	16
Deferred revenue	992	1,874
Due to Nexstar Broadcasting, Inc.	13,370	15,468
Total current liabilities	20,271	24,232
Debt	170,633	172,360
Broadcast rights payable	2,714	2,926
Deferred tax liabilities	7,180	6,263
Deferred revenue	709	316
Deferred gain on sale of assets	1,737	1,910
Other liabilities	4,441	4,098
Total liabilities	207,685	212,105
Commitments and contingencies
Shareholder’s deficit:
Common stock, $1 dollar par value, 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(104,654)	(102,027)
Total shareholder’s deficit	(104,654)	(102,027)
Total liabilities and shareholder’s deficit	$103,031	$110,078

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Net broadcast revenue	$8,388	$6,635	$6,726
Revenue from Nexstar Broadcasting, Inc.	25,435	35,283	30,556
Net revenue	33,823	41,918	37,282
Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	5,810	6,405	5,148
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	2,790	2,595	2,280
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,425	8,090	7,860
Impairment of goodwill	261	1,289	—
Impairment of other intangible assets	1,997	10,149	—
Amortization of broadcast rights	4,681	4,729	4,269
Amortization of intangible assets	5,148	5,403	5,362
Depreciation	3,658	3,337	3,241
Gain on asset exchange	(2,385)	(869)	(317)
(Gain) loss on asset disposal, net	28	(352)	92
Total operating expenses	29,413	40,776	27,935
Income from operations	4,410	1,142	9,347
Interest expense, including amortization of debt financing costs	(6,056)	(9,472)	(12,344)
Interest income	5	53	92
Loss before income taxes	(1,641)	(8,277)	(2,905)
Income tax benefit (expense)	(986)	737	(1,135)
Net loss	$(2,627)	$(7,540)	$(4,040)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except share information)

	Common Stock
	Shares	Par Value	Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
Balance at January 1, 2007	1,000	$1	$(1)	$(91,947)	$(91,947)
Adjustment for the cumulative effect of adopting interpretive guidance related to income taxes	—	—	—	1,500	1,500
Net loss	—	—	—	(4,040)	(4,040)
Balance at December 31, 2007	1,000	1	(1)	(94,487)	(94,487)
Net loss	—	—	—	(7,540)	(7,540)

Balance at December 31, 2008	1,000	1	(1)	(102,027)	(102,027)
Net loss	—	—	—	(2,627)	(2,627)

Balance at December 31, 2009	1,000	$1	$(1)	$(104,654)	$(104,654)

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(2,627)	$(7,540)	$(4,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	925	(814)	1,063
Depreciation of property and equipment	3,658	3,337	3,241
Amortization of intangible assets	5,148	5,403	5,362
Amortization of debt financing costs	200	45	44
Amortization of broadcast rights, excluding barter	2,263	2,190	1,944
Payments for broadcast rights	(1,866)	(1,773)	(1,678)
Impairment of goodwill and intangible assets	2,258	11,438	—
Gain on asset exchange	(2,385)	(869)	(317)
(Gain) loss on asset disposal, net	28	(352)	92
Deferred gain recognition	(173)	(175)	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(413)	914	(230)
Prepaid expenses and other current assets	14	(20)	(53)
Other noncurrent assets	—	—	(204)
Taxes payable	(18)	2	72
Accounts payable and accrued expenses	(1,380)	(1,015)	166
Interest payable	8	(16)	(70)
Deferred revenue	(489)	829	138
Other noncurrent liabilities	343	383	233
Due to Nexstar Broadcasting, Inc	(1,298)	(3,199)	(1,682)
Net cash provided by operating activities	4,196	8,768	3,908
Cash flows from investing activities:
Additions to property and equipment	(1,171)	(8,186)	(2,461)
Proceeds from sale of assets	—	84	6
Acquisition of broadcast properties and related transaction costs	—	(7,923)	(387)
Proceeds from insurance on casualty loss	—	494	—
Net cash used for investing activities	(1,171)	(15,531)	(2,842)
Cash flows from financing activities:
Repayment of long-term debt	(1,727)	(1,727)	(1,727)
Payments for debt finance costs	(1,821)	—	—
Proceeds from revolver draws	—	—	7,000
Net cash provided by (used for) financing activities	(3,548)	(1,727)	5,273
Net increase (decrease) in cash and cash equivalents	(523)	(8,490)	6,339
Cash and cash equivalents at beginning of year	1,426	9,916	3,577
Cash and cash equivalents at end of year	$903	$1,426	$9,916
Supplemental schedule of noncash activities:
Cash paid during the period for:
Interest	$5,848	$9,441	$12,369
Income taxes, net	$80	$75	$—
Non-cash investing activities:
Acquisition of equipment	$8	$182	$—

The accompanying notes are an integral part of these financial statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2009, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations all of which were affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Arkansas, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 5).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 9, 2010, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2009, enabling Mission to continue to operate as a going concern.

On October 8, 2009, Nexstar and Mission both amended their senior credit facilities.  See Note 8 for a more complete discussion of the changes to the credit facilities. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2009, Nexstar was not in compliance with all covenants contained in the credit agreements governing their senior secured credit facility.  On October 8, 2009, Nexstar amended their credit facility to modify certain covenants.  The October 8, 2009 debt amendment contained a limited waiver for the leverage ratios which cured the violation as of September 30, 2009.  As of December 31, 2009, Nexstar was in compliance with all covenants contained in the credit agreements governing their senior secured credit facility.

On March 30, 2009, Nexstar closed an offer to exchange $143,600,000 of the 7% senior subordinated notes due 2014 in exchange for $142,320,761 7% senior subordinated PIK Notes due 2014 (the “PIK Notes”). Based on the financial covenants in the Nexstar senior secured credit facility, the PIK Notes are not included in the debt amount used to calculate the total leverage ratio until January 2011.

Nexstar believes the consummation of the debt amendment will allow Nexstar to maintain compliance with all covenants contained in the credit agreements governing its senior secured facility and the indentures governing its publicly held notes for a period of at least the next twelve months from December 31, 2009.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2009 with Nexstar:

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

(2)
Mission has both a shared service agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. The SSA allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. The JSAs permit Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

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

Variable Interest Entities

In accordance with interpretive guidance for the consolidation of variable interest entities, the Company will consolidate an entity when it is determined that the Company is the primary beneficiary of such entity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability, and useful lives of intangible assets and the fair values of non-monetary asset exchanges. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts at December 31, 2009 and 2008 given the composition of its accounts receivable at those dates. The Company had no bad debt expense for the years ended December 31, 2009, 2008 and 2007.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. The Company recorded $2.4 million, $2.5 million and $2.3 million of barter revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.4 million, $2.5 million and $2.3 million of barter expense for the years ended December 31, 2009, 2008 and 2007, respectively, which was included in amortization of broadcast rights in the Company’s statement of operations.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of trade and barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company writes down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs is included in amortization of broadcast rights in the statement of operations.

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

As required by authoritative guidance for goodwill and other intangible assets, we test our FCC licenses and goodwill for impairment annually or whenever we believe events have occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The impairment test for FCC licenses consists of a station-by-station comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the station (“reporting unit”) to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flows analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

In accordance with authoritative guidance for accounting for the impairment or disposal of long-lived assets, the Company tests network affiliation agreements whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis. See Note 7 for additional information.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2009 and 2008, debt financing costs of $1.8 million and $0.2 million, respectively, were included in other noncurrent assets.

Advertising Expense

The cost of advertising is expensed as incurred. The Company had $2 thousand in advertising expense for the year ended December 31, 2009 and no advertising expense for the years ended December 31, 2008 and 2007.

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

On January 1, 2007, the Company adopted interpretive guidance related to income taxes that addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. For interest and penalties relating to income taxes the Company recognizes these items as components of income tax expense.

Nonmonetary Asset Exchanges

In connection with a spectrum allocation exchange ordered by the FCC within the 1.9 GHz band, Sprint Nextel Corporation (“Nextel”) is required to replace certain existing analog equipment with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. We account for this arrangement as an exchange of assets in accordance with accounting and disclosure requirements for exchanges of nonmonetary assets. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“the FASB”) issued the FASB Accounting Standards Codification (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. The Codification was effective for our September 30, 2009 financial statements. The Codification does not change existing GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all references to authoritative accounting literature are now referenced in accordance with the Codification.

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

(in thousands)
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

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the acquisition of KTVE had occurred on January 1, 2007:

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

5. Related Party Transactions—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2009:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-owned:
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	Fox MyNetworkTV	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox MyNetworkTV	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC/ MyNetworkTV	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar

Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA will terminate upon the assignment of KFTA’s FCC license from Nexstar.

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

Management Services Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder up to $0.4 million per year for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $ 0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in selling, general and administrative expenses in the Company’s statement of operations.  Effective July 1, 2008, the sole shareholder's spouse is no longer an employee of the Company.

6. Property and Equipment

Property and equipment consisted of the following:

		December 31,
	Estimated useful life (years)	2009	2008
		(in thousands)
Buildings and building improvements	39	$7,760	$6,912
Land and land improvements	N/A-39	1,442	1,442
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	38,633	37,894
Office equipment and furniture	3-7	1,294	1,302
Vehicles	5	1,015	1,149
Construction in progress	N/A	580	7,659
		50,794	56,428
Less: accumulated depreciation		(22,184)	(27,159)
Property and equipment, net of accumulated depreciation		$28,610	$29,269

The Company recorded depreciation expense in the amounts of $3.7 million, $3.3 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In February 2006, President Bush signed into law legislation that established February 17, 2009 as the deadline for television broadcasters to complete their transition to digital transmission and return their analog spectrum to the FCC. In February 2009, President Obama extended this deadline to June 12, 2009. As a result, the Company reassessed the estimated useful lives of its analog transmission equipment and has accelerated the depreciation of certain equipment affected by the digital conversion. Equipment having a net book value of approximately $2.4 million as of February 1, 2006, which was previously being depreciated over various remaining useful lives which extended from 2013 to 2020, was fully depreciated as of February 2009. During the years ended December 31, 2009, 2008 and 2007, the accelerated depreciation of analog transmission equipment increased depreciation expense and net loss by approximately $0.1 million, $0.6 million and $0.6 million, respectively.

During the fourth quarter of 2009, the Company corrected depreciation expense for an error that increased 2009 net loss by $0.1 million.  The error related to depreciation of analog equipment that should have been accelerated so the equipment would have been fully depreciated by June 2009.  We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the current period, which is when it was corrected, as well as prior periods when the depreciation should have been recognized.  Management believes this error is immaterial to both the 2009 financial statements as well as any prior periods affected.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment—(Continued)

During the second quarter of 2009, the Company corrected depreciation expense and certain balance sheet accounts for an error discovered during the quarter which increased the 2009 net loss by $0.2 million.  The error related to the estimated fair values and subsequent depreciation of certain fixed assets associated with the KTVE acquisition in 2008 which had shortened useful lives due to the conversion from analog to digital equipment as mandated by the FCC.  The impact of correcting this error in 2008 would have also increased net loss by $0.2 million for the annual period and lesser amounts for each quarter during the year.  No periods prior to 2008 would have been impacted since the assets were acquired in January 2008.  We evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the current period, which is when it was corrected, as well as the period in which it originated.  Management believes this error is immaterial to both the 2009 annual financial statements as well as to 2008 annual financial statements.

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into noncancellable operating leases with the buyer for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The deferred gain at December 31, 2009 and 2008 was approximately $1.9 million and $2.1 million, respectively ($0.2 million was included in current liabilities at December 31, 2009 and 2008).

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

		December 31, 2009			December 31, 2008
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(44,348)	$22,095	$66,443	$(40,079)	$26,364
Other definite-lived intangible assets	1-15	13,117	(9,695)	3,422	13,117	(8,816)	4,301
Total intangible assets subject to amortization		$79,560	$(54,043)	$25,517	$79,560	$(48,895)	$30,665

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2009 which resulted in no additional impairment charge.

As required by authoritative guidance for goodwill and other intangible assets  and authoritative guidance for accounting for the impairment or disposal of long-lived assets, we tested our network affiliation agreements, FCC licenses and goodwill for impairment at September 30, 2008, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses and network affiliation agreements might be impaired. These events included the decline in overall economic conditions and the resulting decline in advertising revenues at some of our television stations. We recorded an impairment charge of $5.9 million that included an impairment to the carrying values of FCC licenses of $4.7 million, related to 6 of our television stations; an impairment to the carrying value of network affiliation agreements of $1.0 million, related to 2 of our television stations; and an impairment to the carrying values of goodwill of $0.2 million, related to 2 of our television stations.

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

As noted above, we are required under authoritative guidance to test our indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, it is possible that we may record further impairments in the future.

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

Total amortization expense from definite-lived intangibles for the years ended December 31, 2009, 2008 and 2007 was $5.1 million, $5.4 million and $5.4 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$5,148
2011	$5,094
2012	$5,082
2013	$4,254
2014	$1,382
Thereafter	$4,557

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $39.4 million and $41.3 million at December 31, 2009 and 2008, respectively. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, respectively, are as follows:

	2009	2008
Goodwill	$19,924	$17,122
Accumulated impairment losses	(1,289)	—
Balance as of January 1	$18,635	$17,122

Acquisitions	—	2,802
Impairment	(261)	(1,289)
Reclassification of asset	355	—

Goodwill	$20,279	$19,924
Accumulated impairment losses	(1,550)	(1,289)
Balance as of December 31, 2009 and 2008, respectively	$18,729	$18,635

During 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of FCC licenses for the years ended December 31, 2009 and 2008, respectively are as follows:

	2009	2008
FCC licenses	$31,395	$28,736
Accumulated impairment losses	(8,700)	—
Balance as of January 1	$22,695	$28,736

Acquisitions	—	2,659
Impairment	(1,997)	(8,700)

FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(8,700)
Balance as of December 31, 2009 and 2008, respectively	$20,698	$22,695

The fair value measurements of our goodwill and FCC licenses are as follows using the three-level fair value hierarchy established by authoritative accounting guidance for the year ended December 31, 2009:

	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains (losses)
			(in thousands)

Goodwill			$18,729	$(261)
FCC licenses			$20,698	$(1,997)

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs or assumptions.  The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on our financial statements.

8. Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Term loans	$165,360	$167,087
Revolving credit facility	7,000	7,000
	172,360	174,087
Less: current portion	(1,727)	(1,727)
	$170,633	$172,360

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

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

As of December 31, 2009 and 2008, Mission had $165.4 million and $167.1 million, respectively, outstanding under its Term Loan B and $7.0 million outstanding under its revolving loan.

The Term Loan B matures in October 2012, and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2005, with the remaining 93.25% due at maturity. During the year ended December 31, 2009 repayments of Mission’s Term Loan B totaled $1.7 million. The revolving loan is not subject to incremental reduction and matures in April 2012. Mission is required to prepay borrowings outstanding under the Mission Facility with certain net proceeds, recoveries and excess cash flows as defined in the credit facility agreement.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 5.0% and 3.2% at December 31, 2009 and 2008, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2009, there were approximately $8.0 million of unused commitments under Mission’s credit facility. The total amount of borrowings available under the revolving loan commitment of Mission’s senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2009, all $8.0 million of total unused commitments under the Mission credit facility were available for borrowing.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$165,360	$154,850	$167,087	$151,059
Revolving credit facilities(1)	$7,000	$6,624	$7,000	$6,284

(1)
The fair value of bank credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.  These fair value measurements are considered Level 3 (significant and unobservable).

Debt Maturities

At December 31, 2009, scheduled maturities of Mission’s debt (undiscounted) are summarized as follows (in thousands):

Year ended December 31,
2010	$1,727
2011	1,727
2012	168,906
2013	—
2014	—
Thereafter	—
$172,360

9. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2009 and 2008, the Company had authorized, issued and outstanding 1,000 shares of common stock with a $1 dollar par value. Each share of common stock is entitled to one vote.

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the third quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2009, 2008 and 2007, the Company recognized gains of $2.4 million, $0.9 million and $0.3 million, respectively, from the exchange of this equipment.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The provision (benefit) for income taxes consisted of the following components:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax expense:
Federal	$—	$—	$—
State	60	77	72
	60	77	72

Deferred tax expense (benefit):
Federal	827	(744)	1,215
State	99	(70)	(152)
	926	(814)	1,063
Income tax expense (benefit):	$986	$(737)	$1,135

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Tax benefit at 35% statutory federal rate	$(574)	$(2,897)	$(1,017)
Change in valuation allowance	1,562	2,394	2,478
State and local taxes, net of federal benefit	(4)	(235)	(327)
Other, net	2	1	1
Income tax expense (benefit)	$986	$(737)	$1,135

The components of the net deferred tax asset and liability were as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,598	$28,893
Other intangible assets	4,786	4,923
Deferred revenue	1,398	1,654
Other	1,140	1,970
Total deferred tax assets	38,922	37,440
Valuation allowance	(36,787)	(36,083)
Net deferred tax assets	2,135	1,357

Deferred tax liabilities:
Property and equipment	(1,791)	(1,005)
Goodwill	(3,202)	(2,636)
FCC licenses	(3,975)	(3,626)
Total deferred tax liabilities	(8,968)	(7,267)
Net deferred tax liability	$(6,833)	$(5,910)

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes—(Continued)

The Company’s income tax expense is primarily comprised of deferred income taxes created by an increase in the deferred tax liabilities position during the year resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. These deferred tax liabilities do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it believes they may not be realized through future taxable earnings.

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

As discussed in Note 2, the Company adopted interpretive guidance related to uncertainty surrounding tax benefits on January 1, 2007. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2009	$3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits at December 31, 2009	$3,677

Interest expense and penalties related to the Company’s uncertain tax positions are reflected as a component of income tax expense in the Company’s Consolidated Statements of Operations. As of December 31, 2009 and 2008, the Company has not accrued interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

As of December 31, 2009, the total gross unrecognized tax benefits were approximately $3.7 million. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes—(Continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2005. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased for the years ended December 31, 2009 and 2008 by $0.7 million and $3.2 million, respectively primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

At December 31, 2009, the Company has NOLs available of approximately $86.1 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2029 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

DTV conversion expenditures were $1.0 million, $7.3 million and $2.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding which provides for a comprehensive review of all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect.  Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal.  The court proceedings remain pending.  The FCC will be making a further review of its media ownership rules in 2010.

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

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows at December 31, 2009 (in thousands):

Year ended December 31,
2010	$230
2011	631
2012	323
2013	86
2014	156
Thereafter	7
Future minimum payments for unavailable cash broadcast rights	$1,433

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through April 2032.  Charges to operations for such leases aggregated approximately $1.9 million, $1.8 million and $1.8 million, respectively for the years ended December 31, 2009, 2008 and 2007. Future minimum lease payments under these operating leases are as follows at December 31, 2009 (in thousands):

Year ended December 31,
2010	$1,135
2011	1,182
2012	1,238
2013	1,298
2014	1,360
Thereafter	17,567
Future minimum lease payments under operating leases	$23,780

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% Notes. At December 31, 2009, Nexstar had issued an aggregate principal amount of $47.9 million of the 7% Notes, $142.9 million of the 7% PIK senior subordinated notes and had $226.3 million outstanding under its bank credit facility.

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

14. Employment Benefits

Retirement Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company did not make any contributions to the Plan in 2009 and 2008. Mission recorded contributions of $17 thousand year ended December 31, 2007.

15. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Increase Due to Acquisitions	Deductions(1)	Balance at End of Period
(in thousands)
Year ended December 31, 2007	$—	$—	$—	$—	$—
Year ended December 31, 2008	—	—	—	—	—
Year ended December 31, 2009	—	—	—	—	—

(1)	Uncollectible accounts written off, net of recoveries.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15. Valuation and Qualifying Accounts—(Continued)

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
	(in thousands)
Year ended December 31, 2007	$35,584	$2,478	$—	$(5,181)	$32,881
Year ended December 31, 2008	32,881	2,394	808	—	36,083
Year ended December 31, 2009	36,083	1,562	—	(858)	36,787

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

Exhibit No.	Exhibit Index
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

4.1
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

4.2
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee.  (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.1
Purchase and Sale Agreement, dated as of December 31, 2001, by and among Mission Broadcasting of Joplin, Inc., GOCOM Broadcasting of Joplin, LLC and GOCOM of Joplin License Sub, LLC. (Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

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

10.39
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.40
Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.41
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.42
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.43
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.44
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting, Inc., on April 6, 2005)

10.45
Asset Purchase Agreement, dated as of June 27, 2007 (entered into by Mission Broadcasting, Inc. on June 27, 2007), by, between and among Mission Broadcasting, Inc. and Piedmont Television Holdings LLC, Piedmont Television Communications LLC, Piedmont Television of Monroe/El Dorado LLC and Piedmont Television of Monroe/El Dorado License LLC. (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on August 8, 2007)

10.46
Agreement for the Sale of Commercial Air Time, dated as of January 16, 2008, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.47
Shared Services Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.48
Option Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.49
Second Amendment, dated August 12, 2008, to Agreement between Mission Broadcasting, Inc. and David S. Smith and Nancie J. Smith (originally dated January 1, 2001) (Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on August 18, 2008)

10.50
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2).  (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.51
Registration Rights Agreement, dated March 30, 2009, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and Nexstar Broadcasting Group, Inc. and UBS Securities LLC for the benefit of holders of PIK Notes.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.52
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto.  (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

14.1
Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP on March 15, 2010.*

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith