Form 10-Q
period 2010-03-31
MISSION BROADCASTING INC
filed 2010-05-14
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(I.R.S. Employer Identification No.)

7650 Chippewa Road, Suite 305, Brecksville, Ohio	44141
(Address of Principal Executive Offices)	(Zip Code)
(440) 526-2227
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2010, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at March 31, 2010. As of April 30, 2010, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS
(in thousands, except share information)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,057	$903
Accounts receivable	1,522	1,430
Current portion of broadcast rights	2,399	3,014
Prepaid expenses and other current assets	176	216
Deferred tax asset	8	8

Total current assets	5,162	5,571

Property and equipment, net	27,883	28,610
Broadcast rights	1,368	1,785
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	24,230	25,517
Other noncurrent assets	1,619	1,785
Deferred tax asset	334	336

Total assets	$100,023	$103,031

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$1,727	$1,727
Current portion of broadcast rights payable	2,775	3,362
Taxes payable	82	56
Accounts payable	5	111
Accrued expenses	630	629
Interest payable	24	24
Deferred revenue	884	992
Due to Nexstar Broadcasting, Inc	12,492	13,370

Total current liabilities	18,619	20,271

Debt	170,202	170,633
Broadcast rights payable	2,134	2,714
Deferred tax liabilities	7,464	7,180
Deferred revenue	650	709
Deferred gain on sale of assets	1,693	1,737
Other liabilities	4,463	4,441

Total liabilities	205,225	207,685

Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both March 31, 2010 and December 31, 2009	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(105,202)	(104,654)
Total shareholder’s deficit	(105,202)	(104,654)

Total liabilities and shareholder’s deficit	$100,023	$103,031

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net broadcast revenue	$2,229	$2,109
Revenue from Nexstar Broadcasting, Inc	6,740	6,088
Net revenue	8,969	8,197

Operating expenses (income):
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,446	1,626
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	602	745
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc	1,800	2,025
Amortization of broadcast rights	973	1,162
Amortization of intangible assets	1,287	1,287
Depreciation	731	854
(Gain) loss on asset exchange	11	(248)
Loss on asset disposal, net	21	3

Total operating expenses	6,871	7,454

Income from operations	2,098	743
Interest expense, including amortization of debt financing costs	(2,335)	(1,406)
Interest income	—	1

Loss before income taxes	(237)	(662)

Income tax expense	(311)	(311)

Net loss	$(548)	$(973)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Three Months Ended March 31, 2010
(in thousands, except share information)

	Common Stock
	Shares	Par Value	Subscription Receivable	Accumulated Deficit	Total Shareholder’s Deficit
Balance at January 1, 2010 (Unaudited)	1,000	$1	$(1)	$(104,654)	$(104,654)

Net loss	—	—	—	(548)	(548)

Balance at March 31, 2010 (Unaudited)	1,000	$1	$(1)	$(105,202)	$(105,202)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(548)	$(973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	286	294
Depreciation of property and equipment	731	854
Amortization of intangible assets	1,287	1,287
Amortization of debt financing costs	166	11
Amortization of broadcast rights, excluding barter	411	503
Payments for broadcast rights	(546)	(496)
(Gain) loss on asset exchange	11	(248)
Loss on asset disposal, net	21	3
Deferred gain recognition	(44)	(43)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(92)	(449)
Prepaid expenses and other current assets	40	121
Taxes payable	26	17
Accounts payable and accrued expenses	(100)	(1,117)
Interest payable	—	(2)
Deferred revenue	(167)	(96)
Other noncurrent liabilities	22	94
Due to Nexstar Broadcasting, Inc	(878)	1,013

Net cash provided by operating activities	626	773

Cash flows from investing activities:
Additions to property and equipment	(41)	(530)

Net cash used for investing activities	(41)	(530)

Cash flows used for financing activities:
Repayment of long-term debt	(431)	(431)

Net cash used for financing activities	(431)	(431)

Net increase (decrease) in cash and cash equivalents	154	(188)

Cash and cash equivalents at beginning of period	903	1,426

Cash and cash equivalents at end of period	$1,057	$1,238

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2,169	$1,393

Income taxes, net	$—	$—

Non-cash investing activities:
Acquisition of equipment:	$3	$337

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2010, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 9, 2010, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2010, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require it to comply with certain financial ratios, including (a) maximum total and senior leverage ratios, (b) a minimum interest coverage ratio, and (c) a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing its publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  This guidance was effective for the Company January 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for our fiscal year beginning January 1, 2010.  We adopted the amendment January 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

3.	Fair Value Measurements

The Company adopted authoritative guidance effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. This guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption to the Unaudited Condensed Consolidated Financial Statements as it relates to assets and liabilities. This guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value measurements must be classified and disclosed in one of the following three categories:

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of March 31, 2010 and December 31, 2009, there were no investments in marketable securities.

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

In order for both Nexstar and Mission to comply with FCC regulations, Mission maintains complete responsibility for and control over programming, finances and personnel for its stations.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of March 31, 2010:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
		MyNetworkTV	JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar
Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on the station’s monthly operating expenses.
(2)	TBA terminated May 1, 2010 (See Note 5).

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

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

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a local service agreement whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. The local service agreement between Nexstar and Mission will terminate upon assignment of KFTA’s FCC license from Nexstar to Mission. Upon completing the assignment of KFTA’s license, Mission planned to enter into a JSA and SSA with Nexstar-owned KNWA in Fort Smith-Fayetteville-Springdale-Rogers, Arkansas, whereby KNWA will provide local news, sales and other non-programming services to KFTA. Nexstar’s KNWA, licensed to Rogers, Arkansas, has renewed its affiliation agreement for KNWA to continue as the NBC affiliate in Ft. Smith-Fayetteville-Springdale-Rogers, Arkansas through 2014. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

		March 31, 2010			December 31, 2009
	Estimated useful life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(45,415)	$21,028	$66,443	$(44,348)	$22,095
Other definite-lived intangible assets	1-15	13,117	(9,915)	3,202	13,117	(9,695)	3,422
Total intangible assets subject to amortization		$79,560	$(55,330)	$24,230	$79,560	$(54,043)	$25,517

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended March 31, 2010 and 2009. The Company’s estimate of amortization expense for definite-lived intangible assets recorded on its books as of March 31, 2010 is approximately $5.1 million for each year for the years of 2010 through 2012; $4.3 million for 2013; and $1.4 million for 2014.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $39.4 million at both March 31, 2010 and December 31, 2009. The Company expenses any costs to renew its FCC licenses as incurred. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2010, the Company did not identify any events that would trigger an impairment assessment.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of goodwill for the three months and year ended March 31, 2010 and December 31, 2009, respectively, are as follows:
	2010	2009
Goodwill	$20,279	$19,924
Accumulated impairment losses	(1,550)	(1,289)
Balance as of January 1	$18,729	$18,635

Impairment	—	(261)
Reclassification of asset	—	355

Goodwill	$20,279	$20,279
Accumulated impairment losses	(1,550)	(1,550)
Balance as of March 31, 2010 and December 31, 2009, respectively	$18,729	$18,729

The changes in the carrying amount of FCC licenses for the three months and year ended March 31, 2010 and December 31, 2009, respectively, are as follows:

	2010	2009
FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(8,700)
Balance as of January 1	$20,698	$22,695

Impairment	—	(1,997)

FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(10,697)
Balance as of March 31, 2010 and December 31, 2009, respectively	$20,698	$20,698

7.	Debt

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Term loans	$164,929	$165,360
Revolving credit facility	7,000	7,000
	171,929	172,360
Less: current portion	(1,727)	(1,727)
	$170,202	$170,633

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $15.0 million revolving loan. As of March 31, 2010 and December 31, 2009, Mission had $164.9 million and $165.4 million, respectively, outstanding under its Term Loan B and $7.0 million of borrowings were outstanding under its revolving loan.

The Term Loan B, which matures in October 2012, is payable in consecutive quarterly installments amortized at 0.25% quarterly, with the remaining 93.25% due at maturity. During the three months ended March 31, 2010, repayments of Mission’s Term Loan B totaled $0.4 million, all of which were scheduled maturities. The revolving loan is not subject to incremental reduction and matures in April 2012.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The total weighted-average interest rate of the Mission Facility was 5.0% at both March 31, 2010 and December 31, 2009. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

See Note 11 for subsequent events related to our credit facility.

Unused Commitments and Borrowing Availability

As of March 31, 2010, there were $8.0 million of unused commitments under the Mission Facility. The total amount of borrowings available under the revolving loan commitment of the Mission Facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2010, all $8.0 million of total unused commitments under the Mission Facility were available for borrowing.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the 7% senior subordinated PIK notes and the 7% senior subordinated notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. See Note 11 for subsequent events related to our credit facility.

Debt Covenants

The Mission Facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$164,929	$162,402	$165,360	$154,850
Revolving credit facilities(1)	$7,000	$6,912	$7,000	$6,624

(1)
The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.  These fair value measurements are considered Level 3 (significant and unobservable).

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

At January 1, 2010, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of March 31, 2010. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of March 31, 2010, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes—(Continued)

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

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  Sometime during 2010, the FCC is expected to officially initiate the next statutorily-mandated review of its media ownership rules and request public comments thereon.

10.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Nexstar’s senior secured credit facility, which matures in 2012, consists of a Term Loan B and a $82.5 million revolving loan.

Mission is also a guarantor of the 7% senior subordinated notes (“7% Notes”) and 7% senior subordinated PIK notes, both due 2014 issued by Nexstar. Both notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s senior secured credit facility agreement and the 7% Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% senior subordinated PIK notes and the 7% Notes. At March 31, 2010, Nexstar had issued an aggregate principal amount of $47.9 million of the 7% Notes and $143.0 million of the 7% senior subordinated PIK notes and had $215.3 million outstanding under its bank credit facility.

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

Issuance of Senior Secured Second Lien Notes Due 2017

On April 19, 2010, Mission and  Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

The Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Mission and Nexstar as co-issuers, Nexstar Broadcasting Group, Inc. (“Nexstar Broadcasting Group”), as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Mission’s and Nexstar’s obligations under the Notes are jointly and severally guaranteed by Nexstar’s parent and all of Nexstar and Mission’s future domestic subsidiaries.

The Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million. Mission and Nexstar used the net proceeds of the offering, together with borrowings under Mission and Nexstar amended senior secured credit facilities and cash on hand, to repurchase Nexstar’s outstanding senior subordinated PIK notes due 2014, to refinance Mission and Nexstar’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

11.	Subsequent Events—(Continued)

The Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on all of the assets that secure Mission’s and Nexstar ’s senior secured credit facilities on a first-priority lien basis. The Notes and the guarantees are Mission’s, Nexstar ’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Mission’s, Nexstar ’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Mission’s, Nexstar ’s and the guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively junior to Mission’s, Nexstar ’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Mission’s and Nexstar ’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

Mission and Nexstar have the option to redeem all or a portion of the Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. At any time on or after April 15, 2014, Mission and Nexstar may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Mission and Nexstar may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of the Notes may require Mission and Nexstar to repurchase all or a portion of the Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

The Indenture contains covenants that limit, among other things, Mission’s and Nexstar’s ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) make certain investments, (8) merge or consolidate with another person and (9) enter new lines of business. These covenants are subject to a number of important exceptions and qualifications.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The Indenture also provides for events of default with respect to the collateral, which include (i) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (ii) repudiation or disaffirmation by Mission, Nexstar Broadcasting or any guarantor of material obligations under the security documents, and (iii) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Mission, Nexstar Broadcasting or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the Notes to be due and payable.

Amendments to Credit Agreements

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the term loan B was reduced to $39.0 million.

The Mission Credit Agreement was amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) permit Mission, under certain circumstances, to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness. In connection with these transactions, we anticipate to write off unamortized debt finance costs related to the existing senior secured credit facilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of March 31, 2010, unaudited condensed statements of operations for the three months ended March 31, 2010 and 2009, unaudited condensed statement of changes in shareholder’s deficit for the three months ended March 31, 2010, unaudited condensed statements of cash flows for the three months ended March 31, 2010 and 2009 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary

Overview of Operations

As of March 31, 2010, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2010 with Nexstar:

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar, the 7% senior subordinated PIK notes and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Retransmission compensation	$1,405	84.3	$1,175	81.0
Network compensation	234	14.0	256	17.7
Other	28	1.7	19	1.3

Net broadcast revenue before barter revenue	1,667	100.0	1,450	100.0
Barter revenue	562		659
Revenue from Nexstar Broadcasting, Inc.	6,740		6,088

Net revenue	$8,969		$8,197

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Net revenue	$8,969	100.0	$8,197	100.0
Operating expenses (income):
Corporate expenses	261	2.9	329	4.0
Station direct operating expenses	1,446	16.1	1,626	19.8
Selling, general and administrative expenses	341	3.8	416	5.1
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,800	20.1	2,025	24.7
(Gain) loss on asset exchange	11	0.1	(248)	(3.0)
Loss on asset disposal, net	21	0.2	3	—
Barter expense	562	6.3	659	8.0
Depreciation and amortization	2,018	22.5	2,141	26.1
Amortization of broadcast rights, excluding barter	411	4.6	503	6.1

Income from operations	$2,098		$743

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Net revenue for the three months ended March 31, 2010, increased by $0.8 million, or 9.4% from the same period of 2009. This increase was primarily attributed to an increase in revenue from Nexstar as well as an increase in retransmission compensation as discussed below.

Revenue from Nexstar was $6.7 million for the three months ended March 31, 2010, compared to $6.1 million for the same period in 2009, an increase of $0.6 million, or 10.7%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.6 million for the three months ended March 31, 2010, compared to $1.4 million for the same period in 2009, an increase of $0.2 million, or 14.5%. The increase was primarily due to an increase in billing rates on certain contracts and the addition of a new contract in the second half of 2009.

Operating Expenses

Corporate expenses, related to costs associated with the centralized management of our stations were $0.3 million for each of the three months ended March 31, 2010 and 2009.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1.8 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009, a decrease of $0.2 million or 12.5%. The decrease was primarily due to a decrease in utilities due to the DTV conversions completed in 2009.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $1.8 million for the three months ended March 31, 2010, compared to $2.0 million for the same period in 2009, a decrease of $0.2 million or 11.1%.  The decrease was due to the elimination of the newscast in Wilkes-Barre, effective April 1, 2009.

Amortization of broadcast rights, excluding barter, was $0.4 million for the three months ended March 31, 2010, compared to $0.5 million for the same period in 2009, a decrease of $0.1 million or 18.3%.  The decrease was due to write-downs of broadcast rights of approximately $0.1 million in the three months ended March 31, 2009.

Amortization of intangible assets was $1.3 million for each of the three months ended March 31, 2010 and 2009.

Depreciation of property and equipment was $0.7 million for the three months ended March 31, 2010 compared to $0.9 million for the same period in 2009, a decrease of $0.2 million or 14.4%.  The decrease was primarily due to assets at WTVO becoming fully depreciated in 2009.

Income from Operations

Income from operations was $2.1 million for the three months ended March 31, 2010, compared to $0.7 million for the same period of 2009, an increase of $1.4 million or 182.4%. The increase in income from operations for the three months ended March 31, 2010 was primarily attributed to the overall increase in net revenue, combined with the reduction in SSA fees to Nexstar, reduction in station direct operating expense and selling, general and administrative expense and the reduction in depreciation expense.

Interest Expense

Interest expense, including amortization of debt financing costs, was $2.3 million for the three months ended March 31, 2010, compared to $1.4 million for the same period in 2009, an increase of $0.9 million or 66.1%.  The increase was primarily due to higher average interest rates in 2010.

Income Taxes

Income tax expense was $0.3 million for the three months ended March 31, 2010 and 2009.  The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the difference in the value of goodwill and other indefinite-lived assets for income tax purposes compared to the value for financial reporting purposes.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 9, 2010, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2010. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$626	$773
Net cash used for investing activities	(41)	(530)
Net cash used for financing activities	(431)	(431)

Net increase (decrease) in cash and cash equivalents	$154	$(188)

Cash paid for interest	$2,169	$1,393

	March 31, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$1,057	$903
Long-term debt including current portion	$171,929	$172,360
Unused commitments under senior secured credit facility(1)	$8,000	$8,000

(1)	As of March 31, 2010, all $8.0 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities decreased by $0.1 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to changes in the timing of payments to Nexstar, partially offset by the overall increase in net sales.

Cash paid for interest increased by $0.8 million during the three months ended March 31, 2010 compared to the same period in 2009 due to higher average interest rates during the three months ended March 31, 2010 compared to the same period in 2009 under our senior secured credit facility.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $0.5 million during the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily attributable to less capital expenditures in 2010.

Capital expenditures were $41 thousand for the three months ended March 31, 2010, compared to $0.5 million for the same period in 2009. The decrease was primarily attributable to the completion of Nextel projects at two stations in the first quarter of 2009.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities, consisting of scheduled term loan maturities under our senior secured credit facility, were $0.4 million for each of the three months ended March 31, 2010 and 2009.

Although our senior secured credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2010, we had debt of $171.9 million, which represented 257.7% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2010, all $8.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2010:

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
	(in thousands)
Senior secured credit facility	$171,929	$1,295	$170,634	$—	$—

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

On April 19, 2010, Mission and  Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million. Mission and Nexstar used the net proceeds of the offering, together with borrowings under Mission’s and Nexstar’s amended senior secured credit facilities and cash on hand, to repurchase $34.3 million of Nexstar’s outstanding senior subordinated PIK notes due 2014, to refinance Mission and Nexstar’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

Interest payments on our senior secured credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our senior secured credit facility limit, but do not prohibit us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the senior subordinated notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2010, Nexstar had a maximum commitment of $235.9 million under its senior secured credit facility, of which $215.3 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $47.9 million of 7% senior subordinated notes and $143.0 million of 7% senior subordinated PIK notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 9, 2010. Nexstar’s amended senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including a consolidated maximum first lien indebtedness ratio, based on the aggregate first-lien indebtedness maintained by Nexstar and Mission. As of March 31, 2010, Nexstar was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its publicly-held notes.

Cash Requirements for Pending Transaction

On April 18, 2006, we and Nexstar announced that we had filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to us. Consideration for this transaction was set at $5.6 million. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.

No Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 26 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of March 31, 2010 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings at March 31, 2010 under our senior secured credit facility bear interest at 5.00%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. All revolving loan borrowings at March 31, 2010 under our senior secured credit facility bear interest at 5.00%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of March 31, 2010 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior secured credit facility	$1,719	$860	$(860)	$(1,719)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

ITEM 1A.                      Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                      Defaults Upon Senior Securities

None.

ITEM 4.                      Reserved

ITEM 5.                      Other Information

None.

ITEM 6.                      Exhibits

Exhibit No.	Exhibit Index
1.1
Purchase Agreement, by and among Nexstar Broadcasting, Inc, Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc. and Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc., and RBC Capital Markets Corporation, each for itself and acting on behalf of the several initial purchasers, dated April 8, 2010. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 12, 2010.)

4.1
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010.)

4.2
Form of Senior Secured Second Lien Note. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010.)

10.1
Registration Rights Agreement, dated April 19, 2010, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as guarantor, Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets Corporation. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010.)

10.2
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010.)

10.3
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to the exhibit of the same number to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010.)

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

Dated: May 14, 2010