Form 10-Q
period 2010-06-30
MISSION BROADCASTING INC
filed 2010-08-06
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

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

As of June 30, 2010, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2010. As of July 31, 2010, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$724	$903
Accounts receivable	1,601	1,430
Current portion of broadcast rights	1,644	3,014
Prepaid expenses and other current assets	112	216
Deferred tax asset	8	8
Total current assets	4,089	5,571

Property and equipment, net	27,170	28,610
Broadcast rights	983	1,785
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	22,942	25,517
Other noncurrent assets	1,009	1,785
Deferred tax asset	332	336
Total assets	$95,952	$103,031
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$1,727
Current portion of broadcast rights payable	2,015	3,362
Taxes payable	26	56
Accounts payable	46	111
Accrued expenses	591	629
Interest payable (Note 7)	5,694	24
Deferred revenue	747	992
Due to Nexstar Broadcasting, Inc.	11,581	13,370
Total current liabilities	21,090	20,271

Debt	355,614	170,633
Broadcast rights payable	1,670	2,714
Deferred tax liabilities	7,750	7,180
Deferred revenue	593	709
Deferred gain on sale of assets	1,650	1,737
Other liabilities	4,538	4,441
Total liabilities	392,905	207,685
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at both June 30 2010 and December 31, 2009	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 7)	(188,351)	—
Accumulated deficit	(108,602)	(104,654)
Total shareholder’s deficit	(296,953)	(104,654)
Total liabilities and shareholder’s deficit	$95,952	$103,031

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net broadcast revenue	$2,364	$2,065	$4,593	$4,174
Revenue from Nexstar Broadcasting, Inc.	7,005	6,140	13,745	12,228
Net revenue	9,369	8,205	18,338	16,402
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,482	1,515	2,928	3,141
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	528	597	1,130	1,342
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,790	1,800	3,590	3,825
Amortization of broadcast rights	869	1,040	1,842	2,202
Amortization of intangible assets	1,287	1,287	2,574	2,574
Depreciation	733	1,039	1,463	1,893
Loss (gain) on asset exchange	—	(249)	11	(497)
Loss (gain) on asset disposal, net	(3)	(1)	18	2
Total operating expenses	6,686	7,028	13,556	14,482
Income from operations	2,683	1,177	4,782	1,920
Interest expense, including amortization of debt financing costs	(3,349)	(1,310)	(5,684)	(2,716)
Loss on extinguishment of debt	(2,431)	—	(2,431)	—
Interest income	—	2	—	3
Loss before income taxes	(3,097)	(131)	(3,333)	(793)

Income tax expense	(303)	(310)	(615)	(621)
Net income loss	$(3,400)	$(441)	$(3,948)	$(1,414)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Six Months Ended June 30, 2010
(in thousands, except share information)

	Shares	Par Value	Subscription Receivable	Contra Equity Due from Affiliate on Debt	Accumulated Deficit	Total Shareholder’s Deficit
Balance at January 1, 2010 (Note 2)	1,000	$1	$(1)	$—	$(104,654)	$(104,654)
Contra equity due from affiliate on debt issuance (Note 7)	—	—	—	(188,351)	—	(188,351)
Net loss	—	—	$—	—	(3,948)	(3,948)
Balance at June 30, 2010 (Unaudited)	1,000	$1	(1)	$(188,351)	$(108,602)	$(296,953)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,948)	$(1,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	575	588
Depreciation of property and equipment	1,463	1,893
Amortization of intangible assets	2,574	2,574
Amortization of debt financing costs	207	23
Amortization of broadcast rights, excluding barter	762	947
Payments for broadcast rights	(993)	(936)
Loss (gain) on asset exchange	11	(497)
Loss on asset disposal, net	18	2
Loss on extinguishment of debt	2,431	—
Amortization of debt discount	69	—
Deferred gain recognition	(87)	(87)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	(171)	(298)
Prepaid expenses and other current assets	104	174
Taxes payable	(30)	(47)
Accounts payable and accrued expenses	(96)	(1,076)
Interest payable	2,350	(5)
Deferred revenue	(362)	(226)
Other noncurrent liabilities	109	178
Due to Nexstar Broadcasting, Inc.	(1,789)	(512)
Net cash provided by operating activities	3,197	1,281
Cash flows from investing activities:
Additions to property and equipment	(60)	(1,041)
Net cash used for investing activities	(60)	(1,041)
Cash flows used for financing activities:
Repayment of long-term debt and revolver loan	(133,361)	(863)
Proceeds from debt issuance	131,906	—
Payments for debt extinguishment	(992)	—
Payments for debt finance costs	(869)	—
Net cash used for financing activities	(3,316)	(863)
Net decrease in cash and cash equivalents	(179)	(623)
Cash and cash equivalents at beginning of period	903	1,426
Cash and cash equivalents at end of period	$724	$803
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$3,123	$2,697
Income taxes, net	$70	$80
Non-cash operating activities:
Interest payable by Nexstar Broadcasting Inc. and classified as contra equity (Note 7)	$3,320	$—
Non-cash investing activities:
Acquisition of equipment in account payable	$—	$16
Non-cash financing activities:
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. and classified as contra equity (Note 7)	$184,934	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2010, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar” or “Nexstar Broadcasting”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements through March 9, 2011, as described in a letter of support dated March 9, 2010, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2010, enabling Mission to continue to operate as a going concern.  If Mission fails to renew the letter of support from Nexstar, then Mission will no longer continue to operate as a going concern.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements through March 9, 2011, as described in a letter of support dated March 9, 2010. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

In April, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issue discount. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.  The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the principal amount available under the new bank credit facilities, amending the Nexstar’s financial covenants and providing additional flexibility thereunder.  See Note 7 for more details related to these transactions.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2.	Summary of Significant Accounting Policies—(Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  This guidance was effective for the Company January 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s financial position or results of operations.

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

The Company adopted authoritative guidance effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis and January 1, 2009 for non-financial assets and non-financial liabilities. This guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. There was no impact for adoption to the Unaudited Condensed Consolidated Financial Statements as it relates to assets and liabilities. This guidance requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value measurements must be classified and disclosed in one of the following three categories:

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of June 30, 2010 and December 31, 2009, there were no investments in marketable securities.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of June 30, 2010:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
Mission-Owned:

WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL and	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP		MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT and KCPN-LP	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar
Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA was terminated on May 1st, 2010.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

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

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a TBA whereby (a) Mission pays Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar pays Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010 and the Fox Affiliation agreement was assigned to Nexstar.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following:

	Estimated useful life (years)	June 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(in thousands)			(in thousands)
Network affiliation agreements	15	$66,443	$(46,482)	$19,961	$66,443	$(44,348)	$22,095
Other definite-lived intangible assets	1-15	13,117	(10,136)	2,981	13,117	(9,695)	3,422
Total intangible assets subject to amortization		$79,560	$(56,618)	$22,942	$79,560	$(54,043)	$25,517

Total amortization expense from definite-lived intangibles was $1.3 million for the three months ended June 30, 2010 and 2009 and $2.6 million, respectively for each of the six months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of June 30, 2010 is approximately $5.1 million for each year for the years of 2010 through 2012; $4.3 million for 2013 and $1.4 million for 2014.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $39.4 million at both June 30, 2010 and December 31, 2009. The Company expenses any costs to renew its FCC licenses as incurred. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2010, the Company did not identify any events that would trigger an impairment assessment.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of goodwill for the six months and year ended June 30, 2010 and December 31, 2009, respectively, are as follows:

	2010	2009
Goodwill	$20,279	$19,924
Accumulated impairment losses	(1,550)	(1,289)
Balance as of January 1	$18,729	$18,635

Impairment	—	(261)
Reclassification of asset	—	355

Goodwill	$20,279	$20,279
Accumulated impairment losses	(1,550)	(1,550)
Balance as of June 30, 2010 and December 31, 2009, respectively	$18,729	$18,729

The changes in the carrying amount of FCC licenses for the three months and year ended June 30, 2010 and December 31, 2009, respectively, are as follows:

	2010	2009
FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(8,700)
Balance as of January 1	$20,698	$22,695

Impairment	—	(1,997)

FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(10,697)
Balance as of June 30, 2010 and December 31, 2009, respectively	$20,698	$20,698

During the six months ended June 30, 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

7.	Debt

Long-term debt consisted of the following:

	June 30, 20109	December 31, 2009
	(in thousands)
Term loans	$39,000	$165,360
Revolving credit facility	—	7,000
8.875% senior secured second lien notes due 2017, net of discount of $7,996(1)	317,004	—
	356,004	172,360
Less: current portion	(390)	(1,727)
	$355,614	$170,633
(1)	As co-issuers Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting as further described below.

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

On April 19, 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated, as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), among Nexstar Broadcasting, Nexstar, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent became effective. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend the Nexstar’s financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Mission and Nexstar Broadcasting, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, (vi) provide additional flexibility under the covenants and (vii) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

The Nexstar Credit Agreement (i) eliminates the requirement that Nexstar Broadcasting maintain a consolidated minimum interest coverage ratio and a consolidated maximum senior leverage ratio and institutes the requirement to maintain a consolidated maximum first lien indebtedness ratio, based on the aggregate first-lien indebtedness maintained by Nexstar and Mission, and (ii) changes the maximum and minimum covenant levels applicable to such financial ratios.  Additionally, the Credit Agreement removes mandatory quarterly repayments based on a computation of excess cash flow for the preceding fiscal year.

On April 19, 2010, Mission and Nexstar Broadcasting, as co-issuers, also completed the issuance and sale of $325.0 million aggregate principal amount of 8.875% senior secured second lien notes due 2017.  On April 19, 2010, Mission used the net proceeds of the offering and cash on hand to repay $125.9 million of the outstanding term loans and $3.3 million of the outstanding revolving loans borrowed under the previous Credit Agreements.

In conjunction with the amendments to the credit agreements, approximately $421 thousand related to professional and legal fees were incurred by Mission.  These costs were capitalized as debt finance cost and are being amortized over the term of the credit facility. These transactions resulted in a loss on debt extinguishment of approximately $2.4 million for the six months ended June 30, 2010, including approximately $992 thousand Mission paid to the creditors related to debt amendments.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility consists of a Term Loan B and a $10.0 million revolving loan. As of June 30, 2010 and December 31, 2009, Mission had $39.0 million and $165.4 million, respectively, outstanding under its Term Loan B and zero and $7.0 million, respectively, outstanding under its revolving loan.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. The total weighted average interest rate of the Mission senior secured credit facility was 5.0% at June 30, 2010 and December 31, 2009. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum for that particular quarter.

On April 19, 2010, Mission repaid $125.9 million of Term Loan B leaving $39.0 million outstanding under the new amended credit facility. During the six months ended June 30, 2010, repayments of Mission’s Term Loan B totaled $126.4 million, $0.5 million of which were scheduled maturities in the first quarter of 2010 as required under the terms of the previous credit facilities.

The revolving loan is not subject to incremental reduction and matures in December 2013. On April 19, 2010, Mission Broadcasting repaid $3.3 million of revolving loan leaving $3.7 million outstanding under the new amended credit facility. The remaining $3.7 million was repaid in the second quarter of 2010.  During the six months ended June 30, 2010, repayments of Mission’s revolving loan totaled $7.0 million. There was no outstanding revolving loan balance at June 30, 2010.

Unused Commitments and Borrowing Availability

Mission had $10.0 million of total unused revolving loan commitments under its credit facilities. The total amount of borrowings available under the revolving loan commitment of the Mission facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2010, all of total unused commitments under the Mission facility were available for borrowing.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission credit facility and 8.875% senior secured second lien notes in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility, the 8.875% senior secured second lien notes, the 7% PIK senior subordinated notes and the 7% senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.
.
Debt Covenants

The Mission facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.  Nexstar was in compliance with their debt covenants at June 30, 2010.

8.875% Senior Secured Second Lien Notes

 On April 19, 2010, Mission and Nexstar Broadcasting, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of 8.875% senior secured second lien notes due 2017. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

    The Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Mission and Nexstar Broadcasting, as co-issuers, Nexstar Broadcasting Group, as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Nexstar Broadcasting’s and Mission’s obligations under the Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar Broadcasting Group and all of Nexstar Broadcasting’s and Mission’s future 100% owned domestic subsidiaries.

    The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting.  As the obligations under the Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the Notes and related accrued expense in their separate financial statements.  Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities.  At June 30, 2010, $3.3 million of interest payable related to the Notes allocable to Nexstar are included in the financial statements.  Mission used the net proceeds of the offering and cash on hand to refinance Mission’s old senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

The Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on all of the assets that secure Mission’s and Nexstar Broadcasting’s senior secured credit facilities on a first-priority lien basis. The Notes and the guarantees are Mission’s, Nexstar Broadcasting’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Mission’s, Nexstar Broadcasting’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Mission’s, Nexstar Broadcasting’s and the guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively junior to Mission’s Nexstar Broadcasting’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Mission’s and Nexstar Broadcasting’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

Mission and Nexstar Broadcasting have the option to redeem all or a portion of the Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium. At any time on or after April 15, 2014, Mission and Nexstar Broadcasting may redeem the Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Mission and Nexstar Broadcasting may also redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of the Notes may require Mission and Nexstar Broadcasting to repurchase all or a portion of the Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Indenture contains covenants that limit, among other things, Mission’s and Nexstar Broadcasting’s ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into transactions with affiliates, (5) create liens, (6) pay dividends or make other distributions, (7) make certain investments, (8) merge or consolidate with another person and (9) enter new lines of business.

    The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The Indenture also provides for events of default with respect to the collateral, which include (i) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (ii) repudiation or disaffirmation by Mission, Nexstar Broadcasting, or any guarantor of material obligations under the security documents, and (iii) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Mission, Nexstar Broadcasting, or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the Notes to be due and payable.

    In connection with the offering of the Notes, Nexstar Broadcasting and Mission have agreed, pursuant to a Registration Rights Agreement, dated April 19, 2010 (the “Registration Rights Agreement”), by and among Nexstar Broadcasting, Mission, Nexstar Broadcasting Group, Inc. and Banc of America Securities LLC, UBS Securities LLC, Deutsche Bank Securities Inc. and RBC Capital Markets Corporation, to (i) cause to be filed with the SEC no later than 270 days after the date of issuance of the Notes, a registration statement under the Securities Act, relating to an offer to exchange the Notes for new notes (the “Exchange Notes”), evidencing the same continuing indebtedness as the Notes and with terms substantially identical to the Notes except that the Exchange Notes will not be subject to restrictions on transfer in the United States, (ii) use their reasonable best efforts to cause such registration statement to become effective no later than 365 days after the date of issuance of the Notes, (iii) in connection with the foregoing, (A) file all pre-effective amendments to such registration statement as may be necessary in order to cause such registration statement to become effective, (B) if applicable, file a post-effective amendment to such registration statement and (C) cause all necessary filings in connection with the registration and qualification of the Exchange Notes to be made under the state securities or blue sky laws of such jurisdictions as are necessary to permit consummation of the exchange offer, and (iv) upon the effectiveness of such registration statement, commence the exchange offer and issue Exchange Notes in exchange for all Notes tendered pursuant to the exchange offer. In certain circumstances, Nexstar Broadcasting and Mission will file and cause to become effective a shelf registration statement relating to resales of any Notes and use their reasonable best efforts to maintain the effectiveness of the shelf registration statement for at least one year or such lesser period after which all of the notes registered therein have been sold. If Nexstar Broadcasting and Mission fail to satisfy these obligations as set forth in the Registration Rights Agreement, they will be required to pay additional interest to the holders of the Notes. The rate of the additional interest will be 0.25% per annum for the first 90-day period immediately following the occurrence of a Registration Default (as defined in the Registration Rights Agreement), and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum. Nexstar Broadcasting and Mission will pay such additional interest on regular interest payment dates until the cure of all the Registration Defaults relating to the Notes at which time the interest rate on the Notes will revert to the original interest rate on the Notes. Such additional interest will be in addition to any other interest payable from time to time with respect to Notes.

Mission incurred approximately $448 thousand in professional fees related to the transaction, which were capitalized as debt finance cost and are being amortized over the term of the Notes.

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Term loans(1)	$39,000	$38,390	$165,360	$154,850
Revolving credit facilities(1)	$—	$—	$7,000	$6,624
8.875% senior secured second lien notes (2)	$317,004	$318,589	$—	$—

(1)	The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Mission’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

8.	Income Taxes

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

At January 1, 2010, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of June 30, 2009. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of June 30, 2010, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

MISSION BROADCASTING, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

9.           FCC Regulatory Matters—(Continued)

    The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI).  The  NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace.  Numerous parties have filed comments and reply comments in response to the NOI.  We anticipate the FCC will issue a Notice of Proposed Rulemaking seeking comment on specific proposed rule changes in late 2010.

10.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility and the 8.875% senior secured second lien notes due 2017.

Mission is also a guarantor of the 7% senior subordinated notes (“7% Notes”) and 7% PIK senior subordinated notes, both due 2014, issued by Nexstar. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt.

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 8.875% senior secured second lien notes, the 7% PIK senior subordinated notes and the 7% Notes. At June 30, 2010, Nexstar had issued an aggregate principal amount of $317.0 million of the 8.875% notes, $47.1 million of the 7% Notes, $135.1 million of the 7% PIK senior subordinated notes and had $61.0 million outstanding under its bank credit facility.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of June 30, 2010, unaudited condensed statements of operations for the three months and six months ended June 30, 2010 and 2009, unaudited condensed statement of changes in shareholder’s deficit for the six months ended June 30, 2010, unaudited condensed statements of cash flows for the six months ended June 30, 2010 and 2009 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary

Overview of Operations

As of June 30, 2010, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2010 with Nexstar:

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

Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility and the 8.875% senior secured second lien notes due 2017. We are a guarantor of the senior credit facility entered into by Nexstar, the 8.875% senior secured second lien notes and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility and the 8.875% senior secured second lien notes, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the periods indicated and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Retransmission compensation	$1,583	85.8	$1,210	82.4	$2,988	85.1	$2,385	81.7
Network compensation	238	12.9	243	16.5	471	13.4	499	17.1
Other	24	1.3	16	1.1	53	1.5	35	1.2
Net broadcast revenue before barter	1,845	100.0	1,469	100.0	3,512	100.0	2,919	100.0

Barter revenue	519		596		1,081		1,255
Revenue from Nexstar Broadcasting, Inc.	7,005		6,140		13,745		12,228
Net revenue	$9,369		$8,205		$18,338		$16,402

Results of Operations

The following table sets forth a summary of our operations for the periods indicated and their percentages of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Net revenue	$9,369	100.0	$8,205	100.0	$18,338	100.0	$16,402	100.0
Operating expenses:
Corporate expenses	205	2.2	223	2.7	466	2.5	552	3.4
Station direct operating expenses, net of trade	1,482	15.8	1,515	18.5	2,928	16.0	3,141	19.2
Selling, general and administrative expenses	323	3.4	374	4.6	665	3.6	790	4.8
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,790	19.1	1,800	21.9	3,590	19.6	3,825	23.3
Gain on asset exchange	—	—	(249)	(3.0)	11	0.1	(497)	(3.0)
(Gain) loss on asset disposal, net	(3)	—	(1)	—	18	0.1	2	—
Barter expense	519	5.5	596	7.3	1,081	5.9	1,255	7.7
Depreciation and amortization	2,020	21.6	2,326	28.3	4,037	22.0	4,467	27.2
Amortization of broadcast rights, excluding barter	350	3.7	444	5.4	762	4.2	947	5.8
Income from operations	$2,683		$1,177		$4,781		$1,920

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenue

Net revenue was $9.4 million for the three months ended June 30, 2010 compared to $8.2 million for the same period in 2009, an increase of $1.2 million, or 14.2%. This increase was primarily attributed to an increase in revenue from Nexstar as well as an increase in retransmission compensation as discussed below.

Revenue from Nexstar was $7.0 million for the three months ended June 30, 2010, compared to $6.1 million for the same period in 2009, an increase of $0.9 million, or 14.1%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.8 million for the three months ended June 30, 2010, compared to $1.5 million for the same period in 2009, an increase of $0.3 million, or 25.3%. The increase was primarily due to an increase in billing rates on certain contracts and the addition of a new contract in the second half of 2009 and first half of 2010.

Operating Expenses

Corporate expenses were approximately $0.2 million for each of the three months ended June 30, 2010 and 2009.  Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were approximately $1.8 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $10 thousand, for the three months ended June 30, 2010, compared to the same period in 2009. The decrease was a result of the elimination of the TBA agreement with KFTA.

Depreciation of property and equipment was $0.7 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively.  The decrease was primarily due to the acceleration of depreciation on obsolete analog equipment in 2009.

Amortization of broadcast rights, excluding barter, decreased by $94 thousand, or 21.2%, for the three months ended June 30, 2010, compared to the same period in 2009.

Amortization of intangible assets was $1.3 million for each of the three months ended June 30, 2010 and 2009.

The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased by $0.2 million for the three months ended June 30, 2010, compared to the same period in 2009.  This project was complete as of March 31, 2010.

Income from Operations

Income from operations was $2.7 million for the three months ended June 30, 2010, compared to $1.2 million for the same period of 2009, an increase of $1.5 million or 128.0%. The increase in income from operations for the three months ended June 30, 2010 was primarily attributed to the overall increase in net revenue, combined with the reduction in SSA fees to Nexstar and the reduction in depreciation expense.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $2.0 million, or 155.6%, for the three months ended June 30, 2010, compared to the same period in 2009. The increased amount of interest expense was primarily attributed to the addition of $325.0 million 8.875% Senior Secured Second Lien Notes and higher average interest rates.

Loss on Extinguishment of Debt

For the three months ended June 30, 2010, the Company retired $125.9 million of its Senior Secured Credit Facility for a net loss of $2.4 million.

Income Taxes

Income tax expense was approximately $300 thousand for each of the three months ended June 30, 2010 and 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

Revenue

Net revenue was $18.3 million for the six months ended June 30, 2010 compared to $16.4 million for the same period in 2009, an increase of $1.9 million, or 11.8%. This increase was primarily attributed to an increase in revenue from Nexstar as well as an increase in retransmission compensation as discussed below.

Revenue from Nexstar was $13.7 million for the six months ended June 30, 2010, compared to $12.2 million for the same period in 2009, an increase of $1.5 million, or 12.4%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $3.5 million for the six months ended June 30, 2010, compared to $2.9 million for the same period in 2009, an increase of $0.6 million, or 19.9%. The increase was primarily due to an increase in billing rates on certain contracts and the addition of a new contract in the second half of 2009.

Operating Expenses

Corporate expenses were $0.5 million and $0.6 million for the six months ended June 30, 2010 and 2009 respectively, a decrease of $0.1 million or 15.6%. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $3.6 million for the six months ended June 30, 2010, compared to $3.9 million for the same period in 2009, a decrease of $0.3 million or 8.6%.  The decrease was primarily due to a decrease in utilities due to the DTV conversions completed in 2009.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.2 million, or 6.1%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease was a result of the elimination of the newscast in Wilkes-Barre and the related reduction of SSA fees, effective April 1, 2009 and the termination of the TBA agreement between KFTA and KNWA effective May 1, 2010.

Depreciation of property and equipment was $1.5 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease was primarily due to the acceleration of depreciation on obsolete analog equipment in 2009.

Amortization of broadcast rights, excluding barter was $0.8 million and $0.9 million for the six months ended June 30, 2010, and 2009, respectively.

Amortization of intangible assets was $2.6 million for each of the six months ended June 30, 2010 and 2009, respectively.

The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased by $0.5 million for the six months ended June 30, 2010, compared to the same period in 2009.  This project was complete as of March 31 2010.

Income from Operations

Income from operations was $4.8 million for the six months ended June 30, 2010, compared to $1.9 million for the same period of 2009, an increase of $2.9 million or 149.0%. The increase in income from operations for the six months ended June 30, 2010 was primarily attributed to the overall increase in net revenue, combined with the reduction in SSA fees to Nexstar, reduction in station direct operating expense and selling general and administrative expense and the reduction in depreciation expense.

Interest Expense

Interest expense, including amortization of debt financing costs, increased by $3.0 million, or 109.3%, for the six months ended June 30, 2010, compared to the same period in 2009. The increased amount of interest expense was primarily attributed to the addition of $325.0 million 8.875% Senior Secured Second Lien notes and higher average interest rates.

Loss on Extinguishment of Debt

For the six months ended June 30, 2010, the Company retired $126.4 million of its Senior Secured Credit Facility for a net loss of $2.4 million.

Income Taxes

Income tax expense was approximately $600 thousand for each of the six months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 9, 2010, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2010. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$3,197	$1,281
Net cash used for investing activities	(60)	(1,041)
Net cash used for financing activities	(3,316)	(863)
Net decrease in cash and cash equivalents	$(179)	$(623)

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$724	$903
Long-term debt including current portion	$356,004	$172,360
Unused commitments under senior credit facility(1)	$10,000	$8,000

(1)	As of June 30, 2010, $10 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

The comparative net cash flows from operating activities increased by $1.9 million during the six months ended June 30, 2010 compared to the same period in 2009. The increase was primarily due to a loss of $2.4 million on extinguishment of debt offset by the timing of payments and accruals of expenses, including amounts due to Nexstar Broadcasting, Inc.

    Cash paid for interest increased by $0.3 million during the six months ended June 30, 2010 compared to the same period in 2009 due to higher interest rates in 2010 compared to the same period in 2009.

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

Cash Flows – Investing Activities

The comparative net cash flows used for investing activities decreased by $981 thousand during the six months ended June 30, 2010 compared to the same period in 2009. Cash flows from investing activities consisted of cash used for capital additions.

Capital expenditures were $0.1 million for the six months ended June 30, 2010, compared to $1.0 million for the same period in 2009. The decrease was primarily attributed to the completion of stations conversion to digital broadcasting.

Cash Flows – Financing Activities

The comparative net cash flows used for financing activities increased $2.5 million during the six months ended June 30, 2010 compared to the same period in 2009.  This increase was primarily due to the issuance of 8.875% senior secured second lien notes of $131.9 million offset by repayment of long term debt of $133.4 million and approximately $1.0 million payments to lenders and approximately $0.9 million in payments of debt finance costs in April 2010.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2010, we had debt of $356.0 million, which represented 602.9% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2010, $10 million of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2010:

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter
		(in thousands)
Senior credit facility	$39,000	$195	$780	$780	37,245
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
	$364,000	$195	$780	$780	$362,245

(1)
As co-issuers Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting as further discussed in Note 7.  Debt repayment will be split based on the same ratio as the proceeds were received.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility and the 8.875% senior secured second lien notes due 2017 in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior secured second lien notes due 2017 and the senior subordinated notes due 2014 issued by Nexstar. The senior credit facilities and the 8.875% senior secured second lien notes are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2010, Nexstar had a maximum commitment of $126.0 million under its senior credit facility, of which $61.0 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $317.0 million of 8.875% senior secure second lien notes, $47.1 million of 7% senior subordinated notes and $135.1 million of 7% PIK senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements through March 9, 2011, as described in a letter of support dated March 9, 2010. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

No Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 26 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of June 30, 2010 there has been no material change to this information.

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

All term loan borrowings at June 30, 2010 under our senior credit facility bear interest at 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

The following table estimates the changes to cash flow from operations as of June 30, 2010 if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period:

	Interest rate decrease		Interest rate increase
	100 BPS	50 BPS	50 BPS	100 BPS
	(in thousands)		(in thousands)
Senior credit facility	$390	$195	$(195)	$(390)

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

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

Dated: August 6, 2010