Form 10-Q
period 2010-09-30
MISSION BROADCASTING INC
filed 2010-11-05
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(IRS Employer Identification No.)

30400 Detroit Road, Suite 304 Westlake, Ohio 44145	(440) 526-2227
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of September 30, 2010, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at September 30, 2010. As of November 1, 2010, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$3,062	$903
Accounts receivable	1,627	1,430
Current portion of broadcast rights	3,742	3,014
Prepaid expenses and other current assets	186	216
Deferred tax asset	8	8
Total current assets	8,625	5,571

Property and equipment, net	26,485	28,610
Broadcast rights	2,431	1,785
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	21,656	25,517
Other noncurrent assets, net	1,262	1,785
Deferred tax asset	329	336
Total assets	$100,215	$103,031
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$1,727
Current portion of broadcast rights payable	4,104	3,362
Taxes payable	42	56
Accounts payable	24	111
Accrued expenses	596	629
Interest payable (Note 7)	12,905	24
Deferred revenue	609	992
Due to Nexstar Broadcasting, Inc.	10,741	13,370
Total current liabilities	29,411	20,271

Debt (Note 7)	355,730	170,633
Broadcast rights payable	3,071	2,714
Deferred tax liabilities	8,038	7,180
Deferred revenue	534	709
Deferred gain on sale of assets	1,606	1,737
Other liabilities	4,545	4,441
Total liabilities	402,935	207,685
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at each of September 30, 2010 and December 31, 2009	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 7)	(192,684)	—
Accumulated deficit	(110,036)	(104,654)
Total shareholder’s deficit	(302,720)	(104,654)
Total liabilities and shareholder’s deficit	$100,215	$103,031

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net broadcast revenue	$2,395	$2,134	$6,988	$6,308
Revenue from Nexstar Broadcasting, Inc.	6,813	5,808	20,558	18,036
Net revenue	9,208	7,942	27,546	24,344
Operating expenses:
Direct operating expenses (exclusive of depreciation and amortization shown separately below)	1,312	1,223	4,240	4,364
Selling, general, and administrative expenses (exclusive of depreciation and amortization shown separately below)	608	822	1,738	2,164
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,785	1,800	5,375	5,625
Impairment of goodwill and intangible assets	—	2,258	—	2,258
Amortization of broadcast rights	940	1,430	2,782	3,632
Amortization of intangible assets	1,287	1,287	3,861	3,861
Depreciation	741	828	2,204	2,721
Loss (gain) on asset exchange	—	(1,354)	11	(1,851)
Loss (gain) on asset disposal, net	2	(9)	20	(7)
Total operating expenses	6,675	8,285	20,231	22,767
Income (loss) from operations	2,533	(343)	7,315	1,577
Interest expense, including amortization of debt financing costs	(3,662)	(1,052)	(9,346)	(3,768)
Loss on extinguishment of debt (Note 7)	—	—	(2,431)	—
Interest income	—	1	—	4
Loss before income taxes	(1,129)	(1,394)	(4,462)	(2,187)

Income tax expense	(305)	(50)	(920)	(671)
Net loss	$(1,434)	$(1,444)	$(5,382)	$(2,858)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Nine Months Ended September 30, 2010
(in thousands, except share information, unaudited)

	Shares	Par Value	Subscription Receivable	Contra Equity Due from Affiliate on Debt	Accumulated Deficit	Total Shareholder’s Deficit
Balance as of December 31, 2009	1,000	$1	$(1)	$—	$(104,654)	$(104,654)
Contra equity due from affiliate on debt issuance (Note 7)	—	—	—	(192,684)	—	(192,684)
Net loss	—	—	—	—	(5,382)	(5,382)
Balance as of September 30, 2010	1,000	$1	$(1)	$(192,684)	$(110,036)	$(302,720)

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,382)	$(2,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	865	623
Depreciation of property and equipment	2,204	2,721
Amortization of intangible assets	3,861	3,861
Amortization of debt financing costs	261	33
Amortization of broadcast rights, excluding barter	1,144	1,793
Payments for broadcast rights	(1,432)	(1,375)
Impairment of goodwill and intangible assets	—	2,258
Loss (gain) on asset exchange	11	(1,851)
Loss (gain) on asset disposal, net	20	(7)
Loss on extinguishment of debt	2,431	—
Amortization of debt discount	157	—
Deferred gain recognition	(131)	(130)
Changes in operating assets and liabilities:
Accounts receivable	(197)	(448)
Prepaid expenses and other current assets	30	(61)
Taxes payable	(14)	(32)
Accounts payable and accrued expenses	(127)	(1,241)
Interest payable	5,352	(6)
Deferred revenue	(558)	(356)
Other noncurrent liabilities	117	258
Due to Nexstar Broadcasting, Inc.	(2,629)	(1,238)
Net cash provided by operating activities	5,983	1,944
Cash flows from investing activities:
Purchases of property and equipment	(103)	(908)
Net cash used in investing activities	(103)	(908)
Cash flows used for financing activities:
Repayment of long-term debt and revolver loan	(133,458)	(1,295)
Proceeds from debt issuance	131,906	—
Payments for debt extinguishment	(992)	—
Payments for debt finance costs	(1,177)	—
Net cash used in financing activities	(3,721)	(1,295)
Net increase (decrease) in cash and cash equivalents	2,159	(259)
Cash and cash equivalents at beginning of period	903	1,426
Cash and cash equivalents at end of period	$3,062	$1,167
Supplemental information:
Cash paid for:
Interest	$3,733	$3,741
Income taxes, net	$70	$80
Non-cash investing activities:
Accrued purchases of property and equipment	$15	$33
Non-cash financing activities:
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 7)	$184,934	$—
Interest payable by Nexstar Broadcasting, Inc. classified as contra equity (Note 7)	$7,529	$—

The accompanying notes are an integral part of these condensed financial statements.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2010, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations, all of which are affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Texas, Louisiana, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar” or “Nexstar Broadcasting”) provides sales and operating services to all of the Mission television stations (see Note 4). As more fully described in Note 10, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to Federal Communications Commission (“FCC”) consent.

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements through March 9, 2011, as described in a letter of support dated March 9, 2010, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2010, enabling Mission to continue to operate as a going concern.  If Mission fails to renew the letter of support from Nexstar, then Mission will no longer continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and the Company. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

In April, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “Notes”). The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issue discount. The Notes will mature on April 15, 2017. Interest on the Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.  The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the principal amount available under the new bank credit facilities, amending Nexstar’s financial covenants and providing additional flexibility thereunder.  See Note 7 for more details related to these transactions.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The condensed financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

    In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  This guidance is effective for the Company beginning January 1, 2011.  The Company is currently evaluating the impact this standard will have on its financial statements.

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of September 30, 2010 and December 31, 2009, there were no investments in marketable securities.

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

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of September 30, 2010:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL	Wichita Falls, TX-Lawton, OK	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
			JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-Sweetwater, TX	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
			JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP	Amarillo, TX	MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC	SSA	10/31/14	$75 thousand per month paid to Nexstar
			JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA – El Dorado, AR	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
			JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar
Nexstar-owned:

KFTA	Ft. Smith-Fayetteville-Springdale-Rogers, AR	Fox/NBC	TBA	(2)	$5 thousand per month paid to Nexstar $20 thousand per month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.
(2)	TBA was terminated on May 1, 2010.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

4.	Local Service Agreements with Nexstar—(Continued)

Under these agreements, Mission is responsible for certain operating expenses of its stations and, therefore, may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreement to which Nexstar is a party.

5.	Transaction with Nexstar

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license of KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Nexstar and Mission entered into a TBA whereby (a) Mission paid Nexstar $5 thousand per month for the right to broadcast Fox programming on KFTA during the Fox network programming time periods and (b) Nexstar paid Mission $20 thousand per month for the right to sell all advertising time on KFTA within the Fox network programming time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provided Fox programming to KFTA. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated.  The TBA terminated on May 1, 2010 and the Fox Affiliation agreement was assigned to Nexstar.

6.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands), as of:

	Estimated useful life (years)	September 30, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Network affiliation agreements	15	$66,443	$(47,549)	$18,894	$66,443	$(44,348)	$22,095
Other definite-lived intangible assets	1-15	13,117	(10,355)	2,762	13,117	(9,695)	3,422
Total intangible assets subject to amortization		$79,560	$(57,904)	$21,656	$79,560	$(54,043)	$25,517

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended September 30, 2010 and 2009 and $3.9 million for each of the nine months then ended. The Company’s estimate of amortization expense for definite-lived intangible assets as of September 30, 2010 is approximately $5.1 million for each year for the years of 2010 through 2012; $4.3 million for 2013 and $1.4 million for 2014.

The aggregate carrying value of indefinite-lived intangibles, consisting of FCC licenses and goodwill, was $39.4 million as of both September 30, 2010 and December 31, 2009. The Company expenses any costs to renew its FCC licenses as incurred. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2010, the Company did not identify any events that would trigger an impairment assessment.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

6.	Intangible Assets and Goodwill—(Continued)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, are as follows (in thousands):

	2010	2009
Goodwill	$20,279	$19,924
Accumulated impairment losses	(1,550)	(1,289)
Balance as of January 1	$18,729	$18,635

Impairment	—	(261)
Reclassification of asset	—	355

Goodwill	$20,279	$20,279
Accumulated impairment losses	(1,550)	(1,550)
Balance as of September 30, 2010 and December 31, 2009, respectively	$18,729	$18,729

The changes in the carrying amount of FCC licenses for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, are as follows (in thousands):

	2010	2009
FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(8,700)
Balance as of January 1	$20,698	$22,695

Impairment	—	(1,997)

FCC licenses	$31,395	$31,395
Accumulated impairment losses	(10,697)	(10,697)
Balance as of September 30, 2010 and December 31, 2009, respectively	$20,698	$20,698

During the year ended December 31, 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets, which were acquired in 2008.

7.	Debt

Long-term debt consisted of the following (in thousands), as of:

	September 30, 2010	December 31, 2009
Term loans	$38,903	$165,360
Revolving credit facility	—	7,000
8.875% senior secured second lien notes due 2017, net of discount of $7.8 million(1)	317,217	—
	356,120	172,360
Less: current portion	(390)	(1,727)
	$355,730	$170,633

(1)	As co-issuers Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting as further described below.

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement” and together with the Nexstar Credit Agreement, the “Credit Agreements”), became effective among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

On April 19, 2010, the Third Amendment to Nexstar Broadcasting’s Fourth Amended and Restated Credit Agreement dated as of April 1, 2005 (as amended, the “Nexstar Credit Agreement”), became effective among Nexstar Broadcasting, Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

7.	Debt—(Continued)

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend Nexstar’s financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Mission and Nexstar Broadcasting, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, (vi) provide additional flexibility under the covenants and (vii) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

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

In conjunction with the amendments to the credit agreements and issuance of the 8.875% senior secured lien notes due 2014, approximately $1.2 million of professional and legal fees were incurred by Mission.  These costs were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the credit facility. These transactions resulted in a loss on debt extinguishment of approximately $2.4 million for the nine months ended September 30, 2010, including approximately $1.0 million Mission paid to the creditors related to debt amendments.

The Mission Senior Secured Credit Facility

The Mission senior secured credit facility consists of a Term Loan B and a $10.0 million revolving loan. As of September 30, 2010 and December 31, 2009, Mission had $38.9 million and $165.4 million, respectively, outstanding under its Term Loan B and no amounts and $7.0 million, respectively, outstanding under its revolving loan.

Terms of the Mission senior secured credit facility, including repayment, maturity and interest rates, are the same as the terms of the Nexstar senior secured credit facility described above. The total weighted average interest rate of the Mission senior secured credit facility was 5.0% for each of the nine months ended September 30, 2010 and the year ended December 31, 2009. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

On April 19, 2010, Mission repaid $125.9 million of Term Loan B leaving $39.0 million outstanding under the new amended credit facility. During the nine months ended September 30, 2010, repayments of Mission’s Term Loan B totaled $126.5 million, $0.5 million of which were scheduled maturities in the first quarter as required under the terms of the previous credit facilities and $0.1 million was a scheduled maturity in the third quarter of 2010.

The revolving loan is not subject to incremental reduction and matures in December 2013. On April 19, 2010, Mission Broadcasting repaid $3.3 million of revolving loan. The remaining $3.7 million was repaid in the second quarter of 2010.  There was no outstanding revolving loan balance at September 30, 2010.

Unused Commitments and Borrowing Availability

Mission had $10.0 million of total unused revolving loan commitments under its credit facilities. The total amount of borrowings available under the revolving loan commitment of the Mission facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2010, all of the total unused commitments under the Mission facility were available for borrowing.

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

Debt Covenants

The Mission facility does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement.  Nexstar was in compliance with their debt covenants at September 30, 2010.

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

    The net proceeds to Mission and Nexstar from the sale of the Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting.  As the obligations under the Notes are joint and several to Nexstar Broadcasting and Mission, each entity reflects the full amount of the Notes and related accrued interest in their separate financial statements.  Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities.  At September 30, 2010, $7.5 million of interest payable related to the Notes allocable to Nexstar are included in the financial statements.  Mission used the net proceeds of the offering and cash on hand to refinance Mission’s old senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

    The Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on all of the assets that secure Mission’s and Nexstar Broadcasting’s senior secured credit facilities on a first-priority lien basis. The Notes and the guarantees are Mission’s, Nexstar Broadcasting’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Mission’s, Nexstar Broadcasting’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Mission’s, Nexstar Broadcasting’s and the guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively junior to Mission’s, Nexstar Broadcasting’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Mission’s and Nexstar Broadcasting’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

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

Mission incurred approximately $0.8 million in professional fees related to the transaction, which were capitalized as debt finance cost, included in other noncurrent assets, net on the balance sheet, and are being amortized over the term of the Notes.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,903	$38,611	$165,360	$154,850
Revolving credit facilities(1)	$—	$—	$7,000	$6,624
8.875% senior secured second lien notes (2)	$317,217	$338,000	$—	$—

(1)	The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities.
(2)	The fair value of Mission’s fixed rate debt is estimated based on bid prices obtained from an investment banking firm that regularly makes a market for these financial instruments.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

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

At January 1, 2010, the Company had gross unrecognized tax benefits of approximately $3.7 million, which did not materially change as of September 30, 2010. If recognized, this amount would result in a favorable effect on the Company’s effective tax rate excluding impact on the Company’s valuation allowance. As of September 30, 2010, the Company has not accrued interest on the unrecognized tax benefits since an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operations.  The FCC has asked for comment on whether to adopt a date in 2012 by which such analog low power and television translator stations must cease analog operations.  The Company holds four such analog station licenses which will need to transition to digital operations by the final transition date established by the FCC.

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

    The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”  During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules.  In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI).  The  NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace.  Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules.  These studies have not yet been provided to the general public for review and comment.  We believe that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules.  We cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

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

Mission guarantees full payment of all obligations incurred under Nexstar’s bank credit facility agreement and the Notes. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s bank credit facility, the 8.875% senior secured second lien notes, the 7% PIK senior subordinated notes and the 7% Notes. At September 30, 2010, Nexstar had issued an aggregate principal amount of $325.0 million of the 8.875% notes, $47.0 million of the 7% Notes, $136.6 million of the 7% PIK senior subordinated notes and had $60.8 million outstanding under its bank credit facility.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed balance sheet as of September 30, 2010, unaudited condensed statements of operations for the three months and nine months ended September 30, 2010 and 2009, unaudited condensed statement of changes in shareholder’s deficit for the nine months ended September 30, 2010, unaudited condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 and related notes included elsewhere in this Quarterly Report on Form 10-Q and the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Summary

Overview of Operations

As of September 30, 2010, we owned and operated 16 television stations. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In order for both Nexstar and us to comply with Federal Communications Commission (“FCC”) regulations, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2010 with Nexstar:

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

Issuance of Senior Secured Second Lien Notes Due 2017

    In April 2010, Nexstar and Mission, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (the “Notes”).  Mission used the net proceeds of the offering, together with borrowings under our amended senior secured credit facilities and cash on hand, to refinance Mission’s existing senior secured credit facilities, pay related fees and expenses and for general corporate purposes.

Amendment to Credit Agreement

    In April 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement became effective among Mission and lenders.  Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million. Repayments of our bank credit facility totaled $133.5 million during the first three quarters of 2010.

    Nexstar Broadcasting Group, Inc. and its subsidiaries (“Nexstar Broadcasting Group”) guarantee all obligations incurred under our senior credit facility and the 8.875% senior secured second lien notes due 2017. We are a guarantor of the senior credit facility entered into by Nexstar, the 8.875% senior secured second lien notes and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior credit facility and the 8.875% senior secured second lien notes, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect to renew these option agreements upon expiration.

Seasonality

    Advertising revenue, which drives our revenue from Nexstar, is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total net broadcast revenue before barter:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Retransmission compensation	$1,575	85.7	$1,281	82.6	$4,563	85.3	$3,666	82.0
Network compensation	240	13.0	242	15.6	711	13.3	741	16.6
Other	23	1.3	27	1.8	76	1.4	62	1.4
Net broadcast revenue before barter	1,838	100.0	1,550	100.0	5,350	100.0	4,469	100.0

Barter revenue	557		584		1,638		1,839
Revenue from Nexstar Broadcasting, Inc.	6,813		5,808		20,558		18,036
Net revenue	$9,208		$7,942		$27,546		$24,344

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%

Net revenue	$9,208	100.0	$7,942	100.0	$27,546	100.0	$24,344	100.0
Operating expenses:
Corporate expenses	276	3.0	408	5.1	742	2.7	960	3.9
Station direct operating expenses	1,312	14.2	1,223	15.4	4,240	15.4	4,364	17.9
Selling, general and administrative expenses	332	3.6	414	5.2	996	3.6	1,204	4.9
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,785	19.4	1,800	22.7	5,375	19.5	5,625	23.1
(Gain) loss on asset exchange	—	—	(1,354)	(17.0)	11	—	(1,851)	(7.6)
(Gain) loss on asset disposal, net	2	—	(9)	(0.1)	20	0.1	(7)	—
Barter expense	557	6.1	584	7.4	1,638	5.9	1,839	7.6
Depreciation and amortization	2,028	22.0	2,115	26.6	6,065	22.0	6,582	27.0
Impairment of goodwill and intangible assets	—	—	2,258	28.4	—	—	2,258	9.3
Amortization of broadcast rights, excluding barter	383	4.2	846	10.7	1,144	4.2	1,793	7.4
Income (loss) from operations	$2,533		$(343)		$7,315		$1,577

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Revenue

Net revenue was $9.2 million for the three months ended September 30, 2010 compared to $7.9 million for the same period in 2009, an increase of $1.3 million, or 15.9%. This increase was primarily attributed to an increase in revenue from Nexstar as well as an increase in retransmission compensation as discussed below.

Revenue from Nexstar was $6.8 million for the three months ended September 30, 2010, compared to $5.8 million for the same period in 2009, an increase of $1.0 million, or 17.3%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $1.8 million for the three months ended September 30, 2010, compared to $1.5 million for the same period in 2009, an increase of $0.3 million, or 19.2%. The increase was primarily due to an increase in billing rates on certain retransmission contracts and the addition of a new contract in the second half of 2009 and first half of 2010.

Operating Expenses

    Corporate expenses were approximately $0.3 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease was primarily related to increased legal fees of $0.1 million in 2009 related to the revision of our credit agreement.  Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were approximately $1.6 million for each of the three months ended September 30, 2010 and 2009.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased slightly for the three months ended September 30, 2010, compared to the same period in 2009 as a result of the elimination of the TBA agreement with KFTA.

    Depreciation of property and equipment was $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease was primarily due to the acceleration of depreciation on obsolete analog equipment in 2009.

    Amortization of broadcast rights, excluding barter, decreased by $0.5 million, or 54.7%, for the three months ended September 30, 2010, compared to the same period in 2009.  The decrease was primarily related to net realizable value write-downs recorded in 2009.

    Amortization of intangible assets was $1.3 million for each of the three months ended September 30, 2010 and 2009.

    The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased by $1.4 million for the three months ended September 30, 2010, compared to the same period in 2009.  This project was complete as of March 31, 2010.

Income (Loss) from Operations

    Income from operations was $2.5 million for the three months ended September 30, 2010, compared to a loss of $0.3 million for the same period of 2009, an increase of $2.9 million. The increase in income from operations for the three months ended September 30, 2010 was primarily attributed to the overall increase in net revenue combined with the reduction in the amortization of broadcast rights and an impairment loss of $2.3 million recorded in 2009, partially offset by a gain on the exchange of equipment in 2009 of $1.4 million.

Interest Expense

    Interest expense, including amortization of debt financing costs, increased by $2.6 million, or more than two times, for the three months ended September 30, 2010, compared to the same period in 2009. The increase was primarily related to the higher interest rate of the $325.0 million 8.875% Senior Secured Second Lien Notes compared to the senior credit facilities.

Income Taxes

    Income tax expense was approximately $0.3 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. The increase was primarily due to the tax impact of the impairment charge recognized in 2009.

Nine months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

Revenue

    Net revenue was $27.5 million for the nine months ended September 30, 2010 compared to $24.3 million for the same period in 2009, an increase of $3.2 million, or 13.2%. This increase was primarily attributed to an increase in revenue from Nexstar as well as an increase in retransmission compensation as discussed below.

    Revenue from Nexstar was $20.6 million for the nine months ended September 30, 2010, compared to $18.0 million for the same period in 2009, an increase of $2.5 million, or 14.0%. The increase was attributed to an increase in revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through JSAs.

    Compensation from retransmission consent and network affiliation agreements was $5.3 million for the nine months ended September 30, 2010, compared to $4.4 million for the same period in 2009, an increase of $0.9 million, or 19.7%. The increase was primarily due to an increase in billing rates on certain retransmission contracts and the addition of a new contract in the second half of 2009.

Operating Expenses

    Corporate expenses were $0.7 million and $1.0 million for the nine months ended September 30, 2010 and 2009 respectively, a decrease of $0.2 million or 22.7%. The decrease was primarily related to increased legal fees of $0.1 million in 2009 related to the revision of our credit agreement. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $5.2 million for the nine months ended September 30, 2010, compared to $5.6 million for the same period in 2009, a decrease of $0.3 million or 6.0%.  The decrease was primarily due to a decrease in utilities due to the DTV conversions completed in 2009.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.3 million, or 4.4%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was a result of the elimination of the newscast in Wilkes-Barre and the related reduction of SSA fees, effective April 1, 2009 and the termination of the TBA agreement between KFTA and KNWA effective May 1, 2010.

    Depreciation of property and equipment was $2.2 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease was primarily due to the acceleration of depreciation on the obsolete analog equipment in 2009.

    Amortization of broadcast rights, excluding barter was $1.1 million and $1.8 million for the nine months ended September 30, 2010, and 2009, respectively.  The decrease was primarily related to net realizable value write-downs recorded in 2009.

    Amortization of intangible assets was $3.9 million for each of the nine months ended September 30, 2010 and 2009.

    The gain from the exchange of equipment under an arrangement with Sprint Nextel Corporation decreased by $1.8 million for the nine months ended September 30, 2010, compared to the same period in 2009.  This project was complete as of March 31, 2010.

Income from Operations

    Income from operations was $7.3 million for the nine months ended September 30, 2010, compared to $1.6 million for the same period of 2009, an increase of $5.7 million or more than three times. The increase in income from operations for the nine months ended September 30, 2010 was primarily attributed to the overall increase in net revenue, combined with the reduction in SSA fees to Nexstar, station direct operating expense, selling general and administrative expense and depreciation expense along with an impairment loss of $2.3 million taken in 2009, partially offset by a gain on the exchange of equipment in 2009 of $1.9 million.

Interest Expense

    Interest expense, including amortization of debt financing costs, increased by $5.6 million, or 148.0%, for the nine months ended September 30, 2010, compared to the same period in 2009. The increase was primarily related to the higher interest rate of the $325.0 million 8.875% Senior Secured Second Lien Notes compared to the senior credit facilities.

Loss on Extinguishment of Debt

    For the nine months ended September 30, 2010, the Company repaid $133.5 million of its Senior Secured Credit Facility for a net loss of $2.4 million.

Income Taxes

    Income tax expense was approximately $0.9 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to the tax impact of the impairment charge recognized in 2009.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 9, 2010, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2010. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$5,983	$1,944
Net cash used in investing activities	(103)	(908)
Net cash used in financing activities	(3,721)	(1,295)
Net increase (decrease) in cash and cash equivalents	$2,159	$(259)

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$3,062	$903
Long-term debt including current portion	$356,120	$172,360
Unused commitments under senior credit facility(1)	$10,000	$8,000

(1)	As of September 30, 2010, $10 million of total unused commitments under Mission’s credit facility were available for borrowing.

Cash Flows – Operating Activities

    Net cash flows from operating activities increased by $4.0 million during the nine months ended September 30, 2010 compared to the same period in 2009. The increase was primarily due to an increase in net revenue of $3.2 million combined with the timing of payments and accruals of expenses, including amounts due to Nexstar Broadcasting, Inc. and accrued interest.

    Cash paid for interest remained consistent at $3.7 million during the nine months ended September 30, 2010 compared to the same period in 2009 due to differences in the interest payment dates on the 8.875% senior secured second lien notes due 2017 from those of our credit facility.

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

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $0.8 million during the nine months ended September 30, 2010 compared to the same period in 2009. Cash flows from investing activities consisted of cash used for capital additions.

Capital expenditures were $0.1 million for the nine months ended September 30, 2010, compared to $0.9 million for the same period in 2009. The decrease was primarily attributed to the completion of station conversions to digital broadcasting in 2009.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased $2.4 million during the nine months ended September 30, 2010 compared to the same period in 2009.  This increase was primarily due to the repayment of long term debt of $133.5 million and approximately $1.0 million of payments to lenders and approximately $1.2 million in payments of debt finance costs in April 2010, offset by the issuance of 8.875% senior secured second lien notes of $131.9 million.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2010, we had debt of $356.1 million, which represented 666.9% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2010, $10 million of total unused commitments under our senior credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2010 (in thousands):

	Total	Remainder of 2010	2011-2012	2013-2014	Thereafter

Senior credit facility	$38,903	$98	$780	$780	37,245
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
	$363,903	$98	$780	$780	$362,245

(1)
As co-issuers Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar Broadcasting as further discussed in Note 7 of our condensed financial statements.  Debt repayment will be split based on the same ratio as the proceeds were received.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior credit facility and the 8.875% senior secured second lien notes due 2017 in the event of our default. Similarly, we are a guarantor of Nexstar’s bank credit facility and the senior secured second lien notes due 2017 and the senior subordinated notes due 2014 issued by Nexstar. The senior credit facilities and the 8.875% senior secured second lien notes are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2010, Nexstar had a maximum commitment of $125.8 million under its senior credit facility, of which $60.8 million of debt was outstanding, and had issued an aggregate principal amount outstanding of $325.0 million of 8.875% senior secure second lien notes, $47.0 million of 7% senior subordinated notes and $136.6 million of 7% PIK senior subordinated notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements through March 9, 2011, as described in a letter of support dated March 9, 2010. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a minimum consolidated first lien indebtedness ratio, and (c) a maximum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar Broadcasting and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes.

No Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 26 through 29 in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of September 30, 2010 there has been no material change to this information.

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

All term loan borrowings at September 30, 2010 under our senior credit facility bear interest at 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2010 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million, based on the outstanding balance of our credit facility as of September 30, 2010.  Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows.

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

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                       Reserved

ITEM 5.                       Other Information

None.

ITEM 6.                       Exhibits

Exhibit No.	Description

31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ DAVID S. SMITH
By:	David S. Smith
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 5, 2010