Form 10-K
period 2010-12-31
MISSION BROADCASTING INC
filed 2011-03-16
CIK 1142412

 ”

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2010, Mission Broadcasting, Inc. had one shareholder, David S. Smith. Mr. Smith held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. at June 30, 2010. As of March 1, 2011, Mission Broadcasting, Inc. had 1,000 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours”, “us” and the “Company” refer to Mission Broadcasting, Inc., “Nexstar Broadcasting Group” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries and “Nexstar” refers to Nexstar Broadcasting, Inc., an indirect subsidiary of Nexstar Broadcasting Group. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses:  Seinfeld (Columbia Tristar Televisions Distribution, a unit of Sony Pictures) and Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.).

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

PART I

Item 1.                      Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175 out of the 210 generally recognized television markets, as reported by A.C. Nielsen Company.

As of December 31, 2010, we owned and operated 16 stations and one digital multicast (“DM”) channel. The stations are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. Our stations have primary network affiliations with NBC (3 stations), Fox (5 stations), ABC (4 stations), CBS (2 stations) and MyNetworkTV (2 stations). Additionally, one of our stations has a secondary network affiliation with MyNetworkTV, broadcast over a DM.

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

Our stations provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time to local and national advertisers that is paid to us by Nexstar under local service agreements.

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2010 with Nexstar-owned stations:

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

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We will continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of ten years. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

The arrangements under the SSAs and JSAs have had the effect of Nexstar receiving substantially all of the available cash, after debt service costs, generated by the stations listed above. The arrangements under the TBAs have also had the effect of Nexstar receiving substantially all of the available cash generated by the TBA stations listed above. We anticipate that, through these local service agreements, Nexstar will continue to receive substantially all of our available cash, after payments for debt service costs, generated by the stations listed above.

    Nexstar Broadcasting Group guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior secured credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect these option agreements to be renewed upon expiration.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2010.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2010:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
74	Springfield, MO	KOLR	CBS	6	(3)
131	Amarillo, TX	KCIT	Fox	5	(3)
		KCPN-LP	MyNetworkTV		(3)
134	Rockford, IL	WTVO/WTVO-D-2	ABC/MyNetworkTV	4	(3)
138	Monroe, LA-El Dorado, AR	KTVE	NBC	6	6/1/13
142	Lubbock, TX	KAMC	ABC	5	(3)
144	Erie, PA	WFXP	Fox	4	(3)
146	Wichita Falls, TX- Lawton, OK	KJTL	Fox	5	(3)
		KJBO-LP	MyNetworkTV		(3)
148	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
152	Terre Haute, IN	WFXW	Fox	3	(3)
165	Abilene-Sweetwater, TX	KRBC	NBC	4	(3)
170	Billings, MT	KHMT	Fox	4	(3)
171	Utica, NY	WUTR	ABC	4	(3)
196	San Angelo, TX	KSAN	NBC	4	(3)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

(2)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2010 4th Edition, as published by BIA Financial Network, Inc.

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

Network Affiliations

Each of our stations is affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	Fox	June 2010(1)
KHMT	Billings, MT	Fox	June 2010(1)
KJTL	Wichita Falls, TX-Lawton, OK	Fox	June 2010(1)
WFXP	Erie, PA	Fox	June 2010(1)
WFXW	Terre Haute, IN	Fox	June 2010(1)
WUTR	Utica, NY	ABC	December 2010(1)
WTVO	Rockford, IL	ABC	December 2010(1)
KAMC	Lubbock, TX	ABC	December 2010(1)
KTVE	Monroe, LA-El Dorado, AR	NBC	December 2011
KSAN	San Angelo, TX	NBC	December 2011
KRBC	Abilene-Sweetwater, TX	NBC	December 2011
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2012
KOLR	Springfield, MO	CBS	June 2013
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2	Rockford, IL	MyNetworkTV	August 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015

(1)	These arrangements have continued under their previous agreements during renewal negotiations with the networks.

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

Audience. Our stations compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as video iPods and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audiences include home entertainment systems (such as VCRs, DVDs, and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner Inc., Comcast Corporation, Viacom Inc., News Corporation and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories, unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny a renewal application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station license for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

Station Transfer. The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

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

Local Ownership (Duopoly Rule). Under the current duopoly rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

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

National Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount. The stations that Mission owns have a combined national audience reach of 1.2% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices”, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices”, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper except in cases where the market at issue is one of the 20 largest DMAs, and subject to other criteria and limitations.

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC made modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect. Multiple court appeals of this proceeding were filed and remain pending.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. We believe that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. We cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals.  Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2011, and will be effective January 1, 2012. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

A broadcaster that elects retransmission consent waives its mandatory carriage rights, and the broadcaster and the MVPD must negotiate in good faith for carriage of the station’s signal. Negotiated terms may include channel position, service tier carriage, carriage of multiple program streams, compensation and other consideration. If a broadcaster elects to negotiate retransmission terms, it is possible that the broadcaster and the MVPD will not reach agreement and that the MVPD will not carry the station’s signal.

MVPD operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

We elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We have negotiated retransmission consent agreements with substantially all of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning (and, under recently proposed rules, video description);

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, substantially all full power television stations have completed the transition from analog to digital television (DTV) broadcasting. The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operation. The FCC has asked for comment on whether to adopt a date in 2012 by which analog low power and television translator stations must cease analog operation.

Employees

As of December 31, 2010, we had a total of 33 employees, all of which were full-time. As of December 31, 2010, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

Risks Related to Our Operations

Economic slowdowns in the United States could adversely affect the demand for television advertising. In addition, general trends in the television industry could adversely affect demand for television advertising as consumers flock to alternative media, including the Internet, for entertainment.

Any economic slowdown in the United States could adversely affect our results of operations and cash flows by, among other things, reducing demand for local and national television advertising and making it more difficult for customers to pay their accounts. Moreover, television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. As a result, in recent years demand for television advertising has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue.

In recent years, the networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and could adversely affect the business, financial conditions and results of operations of our stations.

We have a history of net losses.

We had net losses of $4.6 million, $2.6 million and $7.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2010, we had $356.2 million of debt, including $317.4 million of debt co-issued with Nexstar, which represented 612.5% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

•	limit our ability to borrow additional funds or obtain additional financing in the future;

•	limit our ability to pursue acquisition opportunities;

•	expose us to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;

•	limit our flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

We could also incur additional debt in the future. The terms of our senior secured credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreement governing our debt contains various covenants that limit our management’s discretion in the operation of our business.

Our senior secured credit facility contains various covenants that restrict our ability to, among other things:

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 4, 2011. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including maximum total and first lien ratios and a minimum fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing their senior secured credit facility and the indentures governing their publicly-held notes.

We guarantee the aggregate principal amount of $45.4 million of 7% senior subordinated notes, $136.8 million of 7% senior subordinated PIK notes and the aggregate principal amount of $60.7 million of outstanding bank facility term and revolving loans issued or drawn by Nexstar Broadcasting, Inc.

If Nexstar, which is highly leveraged with debt, is unable to meet its obligations under the indentures governing its senior subordinated notes or its senior secured credit facility agreement, we can be held liable for those obligations under guarantees. Additionally, Nexstar has $65.0 million of unused revolver commitments available under its senior secured credit facility, which is also guaranteed by us.

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

    All of the network affiliation agreements of our stations are scheduled to expire at various times through June 2015. Our Fox network agreements for five stations expired in June 2010 and our ABC agreements for three stations expired in December 2010. These agreements have continued under the same terms during our renewal negotiations. However, in order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Mission’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements. Networks have proposed to include these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source to Mission and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules to permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

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

We filed renewal of license applications for our stations between April 2005 and April 2008. The majority of these applications, including the KOLR application discussed above, remain pending with the FCC. Once a renewal application is timely filed, a station may continue to operate under its license even if its expiration date has passed. We expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own, and those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

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

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now. Our TBAs with Nexstar were entered into prior to November 2006 and are grandfathered.

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

As of December 31, 2010, approximately $59.8 million, or 62.9%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We recorded an impairment charge of $2.3 million during the year ended December 31, 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations, and an impairment to the carrying value of goodwill of $0.3 million, related to one reporting unit consisting of one of our stations. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

In addition, video compression techniques, now in use with direct broadcast satellites, cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. That discussion is subject to further appeal. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325 thousand per violation.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements attributable interests under its ownership rules; to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest; and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. A change to any of these rules may have a significant impact on us.

In addition, the FCC has sought comment on whether there are alternatives to the use of DMAs to define local markets such that certain viewers whose current DMAs straddle multiple states would be provided with more in-state broadcast programming. If the FCC determines to modify the use of existing DMAs to determine a station’s local market, such change might materially alter current station operations and could have an adverse effect on our business, financial condition and results of operations.

The FCC may also decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use which alteration could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether 120 megahertz of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has requested comment on, among other things, whether to implement a proposal to require each broadcast station to share its 6 megahertz of spectrum with one or more other stations located in the same market, reducing television station service areas and distance separations, conducting voluntary incentive auctions and other voluntary and involuntary mechanisms. If the FCC determines to move forward with this proposal, it may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals.

Item 1B.	Unresolved Staff Comments

None

Item 2.                      Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WFXW—Terre Haute, IN
Office-Studio(2)	—	—	—
Tower/Transmitter Site (3)	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(3)	—	—	—
Tower/Transmitter Site(3)	—	—	—

KJTL—Wichita Falls, TX—Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15

KJBO-LP—Wichita Falls, TX-Lawton, OK
Office-Studio(4)	—	—	—
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	5/1/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(10)	—	—	—

KSAN—San Angelo, TX
Office-Studio(5)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(6)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KTVE—Monroe, LA-El Dorado, AR
Office-Studio(9)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site – El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site – Union Parrish	Leased	2.7 Acres	4/30/32
Tower/Transmitter Site – Bolding	Leased	11.5 Acres	4/30/32

KAMC—Lubbock, TX
Office-Studio(7)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(8)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21
WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site-Mohawk	Leased	48 Sq. Ft	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

Corporate Office—Westlake, OH	Leased	640 Sq. Ft.	12/31/13

(1)	The office space and studio used by WYOU are owned by Nexstar.
(2)	The office space and studio used by WFXW are owned by Nexstar.
(3)	The office space, studio and tower used by WFXP are owned by Nexstar.
(4)	The office space and studio used by KJTL and KJBO-LP are owned by Nexstar.
(5)	The office space and studio used by KSAN are owned by Nexstar.
(6)	The office space and studio used by KCIT/KCPN-LP are owned by Nexstar.
(7)	The office space and studio used by KAMC are owned by Nexstar.
(8)	The office space and studio used by KHMT are owned by Nexstar.
(9)	The office space and studio used by KTVE are owned by Nexstar.
(10)	The tower/transmitter used by KRBC is owned by Nexstar.

Item 3.                      Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary course of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition or results of operations.

Item 4.                      Reserved

PART II

Item 5.                      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2010, Mission’s common stock was not traded on any market and David S. Smith, the sole shareholder of Mission, held 1,000 shares of common stock. Mission has never paid any dividends.

Item 6.                      Selected Financial Data

We have derived the following statements of operations and cash flows data for the years ended December 31, 2010, 2009 and 2008 and balance sheet data as of December 31, 2010 and 2009 from our Financial Statements included herein. We have derived the following statement of operations data for the years ended December 31, 2007 and 2006 and balance sheet data as of December 31, 2008, 2007 and 2006 from our Financial Statements included in our Annual Report on Form 10-K for the years ended December 31, 2008 and 2007. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes, included herein. Amounts below are presented in thousands.

	2010	2009	2008	2007	2006
Statement of Operations Data, for the years ended December 31:
Net broadcast revenue (1)	$9,433	$8,388	$6,635	$6,726	$5,757
Revenue from Nexstar Broadcasting, Inc. (2)	29,878	25,435	35,283	30,556	32,556
Net revenue	39,311	33,823	41,918	37,282	38,313
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	5,504	5,810	6,405	5,148	4,710
Selling, general and administrative expenses, excluding depreciation and amortization	2,455	2,790	2,595	2,280	2,390
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.(3)	7,160	7,425	8,090	7,860	7,820
Impairment of goodwill	—	261	1,289	—	—
Impairment of other intangible assets	—	1,997	10,149	—	—
Loss (gain) on asset exchange	11	(2,385)	(869)	(317)	—
Loss (gain) on asset disposal, net	160	28	(352)	92	12
Amortization of broadcast rights	3,816	4,681	4,729	4,269	3,939
Depreciation and amortization	8,059	8,806	8,740	8,603	8,682
Income from operations	12,146	4,410	1,142	9,347	10,760
Interest expense	(12,998)	(6,056)	(9,472)	(12,344)	(12,315)
Loss on extinguishment of debt	(2,432)	—	—	—	(269)
Interest income	—	5	53	92	60
Loss before income taxes	(3,284)	(1,641)	(8,277)	(2,905)	(1,764)
Income tax (expense) benefit	(1,349)	(986)	737	(1,135)	(1,172)
Net loss	$(4,633)	$(2,627)	$(7,540)	$(4,040)	$(2,936)

Balance Sheet Data, as of December 31:
Cash and cash equivalents	$1,249	$903	$1,426	$9,916	$3,577
Working capital deficit	(13,491)	(14,700)	(18,141)	(11,995)	(20,024)
Net intangible assets and goodwill	59,796	64,944	71,995	82,226	87,588
Total assets	94,998	103,031	110,078	118,955	117,726
Total debt	356,241	172,360	174,087	175,814	170,541
Total shareholder’s deficit	(298,077)	(104,654)	(102,027)	(94,487)	(91,947)
Statement of Cash Flows Data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$4,220	$4,196	$8,768	$3,908	$6,516
Investing activities	(146)	(1,171)	(15,531)	(2,842)	(2,616)
Financing activities	(3,728)	(3,548)	(1,727)	5,273	(1,727)
Capital expenditures, net of proceeds from asset sales	146	1,171	8,102	2,455	2,616
Cash payments for broadcast rights	1,897	1,866	1,773	1,678	1,726

(1)	Net broadcast revenue is defined as revenue, excluding revenue from Nexstar Broadcasting, Inc.
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

Overview of Operations

As of December 31, 2010, we owned and operated 16 television stations and one digital multicast channel. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2010 with Nexstar:

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

The arrangements under the local service agreements each Mission station has entered into with Nexstar have had the effect of Nexstar receiving substantially all of the available cash generated by our stations, after our payments of operating costs and debt service. We anticipate that Nexstar will continue to receive substantially all of our available cash, after payments for operating costs and debt service, generated by our stations. For more information about our local service agreements with Nexstar, refer to Note 5 of our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. NBC, CBS and ABC compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with Fox and MyNetworkTV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS and ABC, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates.

    Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized as a component of amortization of broadcast rights. Amortization is computed using the straight-line method over the license period or period of usage, whichever ends earlier. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the life of the contract as barter revenue.

Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Issuance of 8.875% Senior Second Lien Notes Due 2017

In April 2010, Nexstar and Mission, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (the “8.875% Notes”). We used our net proceeds of $131.9 million from the offering, together with borrowings under our amended senior secured credit facilities and cash on hand, to refinance our existing senior secured credit facility and pay related fees and expenses. As co-issuers, Nexstar and Mission are jointly and severably liable for the principal and interest on the 8.875% Notes. The accounting for the 8.875% Notes is described in Note 8 to our Financial Statements.

Amendment to Credit Agreement

In April 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement (“Credit Agreement”) became effective among Mission and the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million. Repayments of our senior secured credit facility totaled $133.6 million during the year ended December 31, 2010.

Nexstar Broadcasting Group guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the 7% PIK senior subordinated notes and the 7% senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior secured credit facility, our sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each of our television stations, subject to FCC consent. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by our sole shareholder. We expect to renew these option agreements upon expiration.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Retransmission compensation	$6,060	84.9	$4,883	81.8	$2,982	72.8
Network compensation	986	13.8	1,000	16.7	1,013	24.7
Other	94	1.3	87	1.5	101	2.5
Net broadcast revenue before barter revenue	7,140	100.0	5,970	100.0	4,096	100.0
Barter revenue	2,293		2,418		2,539
Revenue from Nexstar Broadcasting, Inc.	29,878		25,435		35,283
Net revenue	$39,311		$33,823		$41,918

Results of Operations

The following table sets forth a summary of our operations for the years ended December 31 and the components as a percentage of net revenue (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Net revenue	$39,311	100.0	$33,823	100.0	$41,918	100.0
Operating expenses (income):
Corporate expenses	1,089	2.8	1,263	3.7	908	2.2
Station direct operating expenses	5,504	14.0	5,810	17.2	6,405	15.3
Selling, general and administrative expenses	1,366	3.5	1,527	4.5	1,687	4.0
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,160	18.2	7,425	22.0	8,090	19.3
Loss (gain) on asset exchange	11	—	(2,385)	(7.1)	(869)	(2.1)
(Gain) loss on asset disposal, net	160	0.4	28	0.1	(352)	(0.8)
Barter expense	2,293	5.8	2,418	7.1	2,539	6.1
Depreciation and amortization	8,059	20.5	8,806	26.0	8,740	20.9
Impairment of goodwill	—	—	261	0.8	1,289	3.1
Impairment of other intangible assets	—	—	1,997	5.9	10,149	24.2
Amortization of broadcast rights, excluding barter	1,523	3.9	2,263	6.7	2,190	5.2
Income from operations	$12,146		$4,410		$1,142

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Net revenue for the year ended December 31, 2010, increased by $5.5 million, or 16.2%, from the same period in 2009. This increase was primarily attributed to the increase in revenue from Nexstar, supplemented by an increase in retransmission compensation, as discussed below.

Revenue from Nexstar was $29.9 million for the year ended December 31, 2010, compared to $25.4 million for the same period in 2009, an increase of $4.4 million, or 17.5%. The increase was primarily attributed to increases in the local, national and political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $7.0 million for the year ended December 31, 2010, compared to $5.9 million for the same period in 2009, an increase of $1.2 million, or 19.8%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

Corporate expenses were $1.1 million for the year ended December 31, 2010 compared to $1.3 million for the same period in 2009, a decrease of $0.2 million or 13.8%. The decrease was primarily due to the elimination of 2009 legal fees associated with the amendment of the credit facility. Corporate expenses relate to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses decreased by $0.5 million, or 6.4% for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to a decrease in utility usage as a result of switching from analog to digital broadcasts.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees decreased by $0.3 million, or 3.6%, for the year ended December 31, 2010 compared to the same period in 2009. These fees decreased due to the elimination of the newscast in Wilkes-Barre in the first quarter of 2009.

Amortization of broadcast rights, excluding barter, decreased by $0.7 million, or 32.7%, for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to a lower amount of write-downs of broadcast rights to net realizable value during the year and the elimination of the TBA agreement with KFTA.

Depreciation of property and equipment decreased by $0.7 million, or 20.4%, for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to write-offs incurred in 2009 for obsolete analog equipment and studio and equipment at one station.

During the year ended December 31, 2009, we recognized a gain of $2.4 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation. The exchange program was substantially complete at the end of 2009. During 2009, we recognized impairment on our goodwill and intangibles. See Note 7 to our Financial Statements for further information on the impairment.

Interest Expense

Interest expense, including amortization of debt financing costs and debt discount, increased by $6.9 million, or 114.6%, for the year ended December 31, 2010, compared to the same period in 2009. The increase in interest expense was primarily related to the higher interest rates and accretion of discount on the 8.875% Notes compared to the bank debt.

Income Taxes

Income tax expense was $1.3 million for the year ended December 31, 2010, compared to $1.0 million for the same period in 2009, an increase of $0.4 million or 36.8%. The increase was primarily due to the tax benefit recognized in 2009 as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The 2009 impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the taxable losses for 2010 and 2009, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Income Taxes

Income tax expense was $1.0 million for the year ended December 31, 2009, compared to income tax benefit of $0.7 million for the same period in 2008, an increase of $1.7 million or 233.8%. The increase was primarily due to the tax benefit recognized in 2008 as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The 2008 impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the losses for 2009 and 2008, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 4, 2011, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2010. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

 Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$4,220	$4,196	$8,768
Net cash used in investing activities	(146)	(1,171)	(15,531)
Net cash used in financing activities	(3,728)	(3,548)	(1,727)
Net increase (decrease) in cash and cash equivalents	$346	$(523)	$(8,490)
Cash paid for interest	$9,956	$5,848	$9,441
Cash paid for income taxes, net	$61	$80	$75

	As of December 31,
	2010	2009
Cash and cash equivalents	$1,249	$903
Long-term debt including current portion(2)	$356,241	$172,360
Unused commitments under senior secured credit facility(1)	$10,000	$8,000

(1)	As of December 31, 2010, all $10.0 million of total unused commitments under our credit facility were available for borrowing.
(2)
We co-issued $325.0 million of 8.875% Notes during the year ended December 31, 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 8 of our Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

Net cash provided by operating activities remained consistent at $4.2 million during the year ended December 31, 2010, compared to the same period in 2009. Net revenue increased $5.5 million for the year, but was offset by an increase in cash paid for interest of $4.1 million and a decrease in cash provided from the timing of payments of operating expenses of $1.4 million. The increase in cash paid for interest was due to the higher interest rates on the 8.875% Notes compared to the bank debt.

Net cash provided by operating activities decreased by $4.6 million during the year ended December 31, 2009 compared to the same period in 2008. The decrease was primarily due to the overall decrease in net revenue of $8.1 million, partially offset by the decrease in cash paid for interest of $3.6 million. The decrease in cash paid for interest was due to lower average interest rates incurred in 2009 compared to 2008.

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

Cash Flows – Investing Activities

Net cash used in investing activities decreased by $1.0 million during the year ended December 31, 2010 compared to the same period in 2009. Cash flows from investing activities consisted of cash used for capital additions. Capital expenditures were $0.1 million for the year ended December 31, 2010, compared to $1.2 million for the same period in 2009. The decrease was primarily attributed to the completion of the conversion of stations from analog to digital broadcasting in 2009.

Net cash used in investing activities decreased by $14.4 million during the year ended December 31, 2009 compared to the same period in 2008. Cash flows from investing activities consisted of cash used for capital additions in 2009. Capital expenditures were $1.2 million for the year ended December 31, 2009, compared to $8.2 million for the same period in 2008. The decrease was primarily attributed to the conversion of more stations to DTV in 2008. Acquisition related payments for the year ended December 31, 2008 were $7.9 million, related to the acquisition of KTVE.

Cash Flows – Financing Activities

Net cash used in financing activities increased by $0.2 million during the year ended December 31, 2010 compared to the same period in 2009. In April 2010, we received $131.9 million of proceeds from issuance of the 8.875% Notes. We paid $133.6 million on our senior secured credit facility, $0.6 of which were scheduled term loan maturities and $133.0 of which were paid in April 2010 in connection with the amendment of our senior secured credit facility. We also paid $1.1 million of debt financing costs and $1.0 million in fees to creditors connected to the issuance of the 8.875% Notes and the amendment of our senior secured credit facility.

Net cash used in financing activities decreased by $1.8 million during the year ended December 31, 2009 compared to the same period in 2008 due to payments for debt finance costs related to the October 2009 amendment of our senior secured credit facility. Scheduled term loan maturities under our senior secured credit facility were $1.7 million for both the years ended December 31, 2009 and 2008.

Although our senior secured credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2010, we had debt of $356.2 million, including $317.4 million of debt co-issued with Nexstar, which represented 612.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2010, $10.0 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the aggregate amount of principal indebtedness scheduled to mature in the following years as of December 31, 2010 (in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter
Senior secured credit facility	$38,805	$390	$780	$780	$36,855
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
	$363,805	$390	$780	$780	$361,855

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 8 of our Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

We make semi-annual interest payments on our 8.875% Notes in April and October. Interest payments on our senior secured credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

    The terms of our senior secured credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% senior subordinated notes due 2014 and the 7% senior subordinated PIK notes due 2014 issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. As of December 31, 2010, Nexstar had a maximum commitment of $125.7 million under its senior secured credit facility, of which $60.7 million of debt was outstanding, and had $45.4 million of 7% senior subordinated notes and $136.8 million of 7% PIK senior subordinated notes outstanding.

Debt Covenants
Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 4, 2011. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The senior secured second lien notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing their senior secured credit facility and Nexstar and we were in compliance with all covenants contained in the indentures governing our respective publicly-held notes. Nexstar has informed us that it believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured credit facility and its indentures governing publicly held notes for a period of at least the next twelve months from December 31, 2010.

No Off-Balance Sheet Arrangements

At December 31, 2010, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2011	2012-2013	2014-2015	Thereafter
Senior secured credit facility	$38,805	$390	$780	$780	$36,855
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
Cash interest on debt(1)	198,549	30,849	61,640	61,412	44,648
Broadcast rights current cash commitments(2)	2,683	1,452	1,197	28	6
Broadcast rights future cash commitments	602	107	391	97	7
Operating lease obligations	22,954	1,218	2,609	2,806	16,321
Total contractual cash obligations	$588,593	$34,016	$66,617	$65,123	$422,837

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar as discussed in Note 8 of our Financial Statements. Principal and interest will be paid based on the ratio of the proceeds received. The full amounts are disclosed above as we are jointly and severally liable on these amounts as a co-issuer of the notes.

(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements at December 31, 2010 in the amount of $3.3 million.

    As of December 31, 2010, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Valuation of Goodwill and Intangible Assets

Approximately $59.8 million, or 62.9%, of our total assets as of December 31, 2010 consisted of intangible assets. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

Also as required by authoritative guidance, we test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the station (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2010 which resulted in no impairment charge. None of our reporting units failed the first step of our impairment testing.

    We tested our FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our reporting units below their carrying amounts and that our FCC licenses might be impaired. These events and circumstances included the overall economic recession and a continued decline in demand for advertising at several of our stations. We recorded an impairment charge of $2.3 million as a result of that test, including an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations, and an impairment to the carrying values of goodwill of $0.3 million, related to one reporting unit consisting of one of our stations. Our annual impairment test in 2009 resulted in no additional impairment charge.

Further deterioration in the advertising marketplaces in which Nexstar and Mission operate could lead to further impairment and reduction of the carrying value of the Company’s goodwill and intangible assets, including FCC licenses and network affiliation agreements. If such a condition were to occur, the resulting non-cash charge could have a material adverse effect on our financial position and results of operations.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2010	2009
Market growth rates	(0.2) – 3.6%	0 – 4.1%
Operating profit margins – FCC licenses	11.5 – 24.0%	11.5 – 24.3%
Operating profit margins – goodwill and network affiliation agreements	21.6 – 34.7%	20 – 30.8%
Discount rate	10.0%	10.5%
Tax rate	35.2 – 40.6%	35.2 – 40.6%
Capitalization rate	7.3 – 8.0%	7.8 – 8.5%

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled , we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2010, the carrying amounts of our current broadcast rights were $3.2 million and non-current broadcast rights were $1.9 million.

Characterization of SSA Fees

We present the fees incurred pursuant to SSAs with Nexstar as an operating expense in our Financial Statements. Our decision to characterize the SSA fees in this manner is based on our conclusion that (a) the benefit our stations receive from these local service agreements is sufficiently separate from the consideration paid to us from Nexstar under JSAs, (b) we can reasonably estimate the fair values of the benefits our stations receive under the SSA agreements, and (c) the SSA fees we pay to Nexstar do not exceed the estimated fair values of the benefits our stations receive.

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $2.3 million, $2.4 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. We recognize interest and penalties relating to income taxes as components of income tax expense.

Recent Accounting Pronouncements

Refer to Note 2 of our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

All term loan borrowings under our senior secured credit facility bear interest at 5.0% as of December 31, 2010, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2010 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million, based on the outstanding balance of our credit facility as of December 31, 2010. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2010, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Treasurer (our principal executive officer and principal financial and accounting officer), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon that evaluation, our President and Treasurer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarterly period as of the end of the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Director and executive officers:

Name	Age	Position With Company
David S. Smith	56	President, Treasurer and Director
Nancie J. Smith	58	Vice President and Secretary
Dennis Thatcher	64	Executive Vice President and Chief Operating Officer

David S. Smith has served as our President and Treasurer since December 1997. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. He is an ordained minister in the Evangelical Lutheran Church of America.

Mr. Smith’s qualifications for being a Director of the Company include his years of experience in the television broadcast industry.  He is also our sole shareholder.

Nancie J. Smith has served as our Vice President and Secretary since December 1997. Nancie J. Smith is married to David S. Smith.

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

David S. Smith, as the sole Director of our Board of Directors, has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

Compensation Discussion and Analysis

The Company has entered into a management services agreement with its President which provides for compensation in exchange for performing certain services in connection with the ownership and operations of the Company’s television stations. Under the agreement, our President, David S. Smith, is compensated $0.4 million per year, adjusted by a $25 thousand per station increase for any acquired stations and $25 thousand decrease for any stations sold.

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

    The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31.

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David S. Smith President, Treasurer and Director	2010	$388,654	$—	$—	$—	$—	$—	$—	$388,654
	2009	405,000	—	—	—	—	—	—	405,000
	2008	305,000	—	—	—	—	—	—	305,000

Nancie J. Smith Vice President and Secretary	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—
	2008	3,120	—	—	—	—	—	—	3,120

Dennis Thatcher Executive Vice President and Chief Operating Officer	2010	142,200	—	—	—	—	—	—	142,200
	2009	142,120	—	—	—	—	—	—	142,120
	2008	139,600	—	—	—	—	—	—	139,600

Employment Agreements

We are a party to a management services agreement with David S. Smith and Nancie J. Smith. Under this agreement, David S. Smith is paid $0.4 million per year, adjusted by a $25 thousand per station increase for any acquired stations and $25 thousand decrease for any stations sold, for certain management services and Nancie J. Smith is paid by the hour for certain management services. Effective July 1, 2008, Nancie J. Smith is no longer an employee of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

David S. Smith owns 100% of the equity interests in Mission, which is comprised of 1,000 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2010:

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

    Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We will continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies us for Nexstar’s activities pursuant to the local service agreements.

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements our stations have with Nexstar, we refer you to Note 5 to the Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar Broadcasting Group’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations, subject to prior FCC approval. Our owner, David S. Smith, is a party to these option agreements.

The following table summarizes the option agreements we and David S. Smith have in effect with Nexstar as of December 31, 2010:

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

Management Services Agreement

Mission, David S. Smith and Nancie J. Smith, the wife of David S. Smith, are parties to a management services agreement. Under this agreement, Mission pays David S. Smith $0.4 million per year, adjusted by a $25 thousand per station increase for any acquired stations and $25 thousand decrease for any stations sold, for certain management services and pays Nancie J. Smith by the hour for certain management services. Effective July 1, 2008, Nancie J. Smith is no longer an employee of the Company.

Item 14.	Principal Accountant Fees and Services

We retained PricewaterhouseCoopers LLP to audit the Financial Statements of Mission Broadcasting, Inc. for the years ended December 31, 2010 and 2009, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2010 and 2009 for these various services were:

	2010	2009
Audit Fees (1)	$176,000	$193,000
Audit Related Fees (2)	—	—
Tax Fees (3)	56,850	53,000
All Other Fees (4)	—	—
Total	$232,850	$246,000

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

(a) Documents filed as part of this report:

(1) Financial Statements. The Financial Statements of Mission Broadcasting, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K:

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
David S. Smith
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacities indicated on March 16, 2011.

/s/ DAVID S. SMITH
David S. Smith

President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder of Mission Broadcasting Inc:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. that is discussed in Notes 1, 2, 4, 5, 8 and 13 to the financial statements.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 15, 2011

MISSION BROADCASTING, INC.
BALANCE SHEETS
(in thousands, except share information)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,249	$903
Accounts receivable	1,609	1,430
Current portion of broadcast rights	3,208	3,014
Prepaid expenses and other current assets	120	216
Deferred tax asset	8	8
Total current assets	6,194	5,571
Property and equipment, net	25,668	28,610
Broadcast rights	1,888	1,785
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	20,369	25,517
Other noncurrent assets	1,124	1,785
Deferred tax asset	328	336
Total assets	$94,998	$103,031
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$1,727
Current portion of broadcast rights payable	3,514	3,362
Taxes payable	67	56
Accounts payable	264	111
Accrued expenses	525	629
Interest payable (Note 8)	6,015	24
Deferred revenue	487	992
Due to Nexstar Broadcasting, Inc.	8,423	13,370
Total current liabilities	19,685	20,271
Debt (Note 8)	355,851	170,633
Broadcast rights payable	2,498	2,714
Deferred tax liabilities	8,449	7,180
Deferred revenue	475	709
Deferred gain on sale of assets	1,563	1,737
Other liabilities	4,554	4,441
Total liabilities	393,075	207,685
Commitments and contingencies
Shareholder’s deficit:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2010 and 2009	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 8)	(188,790)	—
Accumulated deficit	(109,287)	(104,654)
Total shareholder’s deficit	(298,077)	(104,654)
Total liabilities and shareholder’s deficit	$94,998	$103,031

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Net broadcast revenue	$9,433	$8,388	$6,635
Revenue from Nexstar Broadcasting, Inc.	29,878	25,435	35,283
Net revenue	39,311	33,823	41,918
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	5,504	5,810	6,405
Selling, general, and administrative expenses, excluding depreciation and amortization	2,455	2,790	2,595
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,160	7,425	8,090
Impairment of goodwill	—	261	1,289
Impairment of other intangible assets	—	1,997	10,149
Amortization of broadcast rights	3,816	4,681	4,729
Amortization of intangible assets	5,148	5,148	5,403
Depreciation	2,911	3,658	3,337
Loss (gain) on asset exchange	11	(2,385)	(869)
Loss (gain) on asset disposal, net	160	28	(352)
Total operating expenses	27,165	29,413	40,776
Income from operations	12,146	4,410	1,142
Interest expense, including amortization of debt financing costs and debt discount (Note 8)	(12,998)	(6,056)	(9,472)
Loss on extinguishment of debt (Note 8)	(2,432)	—	—
Interest income	—	5	53
Loss before income taxes	(3,284)	(1,641)	(8,277)
Income tax (expense) benefit	(1,349)	(986)	737
Net loss	$(4,633)	$(2,627)	$(7,540)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Three Years Ended December 31, 2010
(in thousands, except share information)

	Common Stock		Subscription	Accumulated	Contra Equity Due from Affiliate on	Total Shareholder’s
	Shares	Par Value	Receivable	Deficit	Debt	Deficit
Balance as of December 31, 2007	1,000	$1	$(1)	$(94,487)	$—	$(94,487)
Net loss	—	—	—	(7,540)	—	(7,540)

Balance as of December 31, 2008	1,000	1	(1)	(102,027)	—	(102,027)
Net loss	—	—	—	(2,627)	—	(2,627)
Balance as of December 31, 2009	1,000	1	(1)	(104,654)	—	(104,654)
Issuance of 8.875% senior secured second lien notes, Nexstar portion (Note 8)	—	—	—	—	(184,934)	(184,934)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 8)	—	—	—	—	(348)	(348)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments (Note 8)	—	—	—	—	(3,508)	(3,508)
Net loss	—	—	—	(4,633)	—	(4,633)

Balance as of December 31, 2010	1,000	$1	$(1)	$(109,287)	$(188,790)	$(298,077)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,633)	$(2,627)	$(7,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	1,277	925	(814)
Depreciation of property and equipment	2,911	3,658	3,337
Amortization of intangible assets	5,148	5,148	5,403
Amortization of debt financing costs	310	200	45
Amortization of broadcast rights, excluding barter	1,523	2,263	2,190
Payments for broadcast rights	(1,897)	(1,866)	(1,773)
Impairment of goodwill and intangible assets	—	2,258	11,438
Loss (gain) on asset exchange	11	(2,385)	(869)
Loss (gain) on asset disposal, net	160	28	(352)
Deferred gain recognition	(174)	(173)	(175)
Loss on extinguishment of debt	2,432	—	—
Amortization of debt discount	248	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(179)	(413)	914
Prepaid expenses and other current assets	96	14	(20)
Other noncurrent assets	(2)	—	—
Taxes payable	11	(18)	2
Accounts payable and accrued expenses	55	(1,380)	(1,015)
Interest payable	2,483	8	(16)
Deferred revenue	(739)	(489)	829
Other noncurrent liabilities	126	343	383
Due to Nexstar Broadcasting, Inc.	(4,947)	(1,298)	(3,199)
Net cash provided by operating activities	4,220	4,196	8,768
Cash flows from investing activities:
Purchases of property and equipment	(146)	(1,171)	(8,186)
Proceeds from sale of assets	—	—	84
Acquisition of broadcast properties and related transaction costs	—	—	(7,923)
Proceeds from insurance on casualty loss	—	—	494
Net cash used in investing activities	(146)	(1,171)	(15,531)
Cash flows from financing activities:
Proceeds from debt issuance	131,906	—	—
Repayment of long-term debt	(133,555)	(1,727)	(1,727)
Payments for debt finance costs	(1,087)	(1,821)	—
Payments to creditors for debt extinguishment	(992)	—	—
Net cash used in financing activities	(3,728)	(3,548)	(1,727)
Net increase (decrease) in cash and cash equivalents	346	(523)	(8,490)
Cash and cash equivalents at beginning of year	903	1,426	9,916
Cash and cash equivalents at end of year	$1,249	$903	$1,426
Supplemental information:
Interest paid	$9,956	$5,848	$9,441
Income taxes paid, net	$61	$80	$75
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2	$8	$182
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 8)	$184,934	$—	$—

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO FINANCIAL STATEMENTS

1. Business Operations

As of December 31, 2010, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations and one digital multicast channel, affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 5).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 4, 2011, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2010, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and the Company. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2010, Nexstar was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

In April, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were approximately $316.8 million, net of approximately $8.2 million original issue discount. The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010. The Company also refinanced its bank credit facilities, among other things, extending maturities, reducing the principal amount available under the new bank credit facilities, amending Nexstar’s financial covenants and providing additional flexibility thereunder. See Note 8 for more details related to these transactions.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2010 with Nexstar:

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

Characterization of SSA Fees

The Company presents the fees incurred pursuant to SSAs with Nexstar as an operating expense in the Company’s Statements of Operations. The Company’s decision to characterize the SSA fees in this manner is based on management’s conclusion that (a) the benefit the Company’s stations receive from these local service agreements is sufficiently separate from the consideration paid to the Company from Nexstar under JSAs, (b) management can reasonably estimate the fair value of the benefit our stations receive under the SSA agreements, and (c) the SSA fees the Company pays to Nexstar do not exceed the estimated fair value of the benefits the Company’s stations receive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability, and useful lives of intangible assets and the fair values of non-monetary asset exchanges. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements and amounts due from the major television networks under the network affiliation agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected. The Company had no allowance for doubtful accounts as of December 31, 2010 and 2009 given the composition of its accounts receivable at those dates. The Company also recognized no bad debt expense for the years ended December 31, 2010, 2009 and 2008.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertising spots are broadcast. The Company recorded $2.3 million, $2.4 million and $2.5 million of barter revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.3 million, $2.4 million and $2.5 million of barter expense for the years ended December 31, 2010, 2009 and 2008, respectively, which was included in amortization of broadcast rights in the Company’s Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: 1) the cost of each program is known or reasonably determinable, 2) the license period has begun, 3) the program material has been accepted in accordance with the license agreement, and 4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company writes down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to write-off the remaining value of the related broadcast rights on an accelerated basis or possibly immediately. Such reductions in unamortized costs are included in amortization of broadcast rights in the Statements of Operations.

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

Intangible Assets

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements that are stated at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licences contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost, and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and license impairment testing because management views, manages and evaluates its stations on a market basis. The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e. market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2010 and 2009, debt financing costs of $1.1 million and $1.8 million, respectively, were included in other noncurrent assets.

Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. The interest rates on the Company’s term loan and revolving credit facility are adjusted regularly to reflect current market rates. See Note 8 for the fair values of the Company’s debt.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Company recognizes interest and penalties relating to income taxes within income tax expense.

Nonmonetary Asset Exchanges

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that was being used by television broadcasters. In order to utilize this spectrum, Nextel was required to relocate the broadcasters to new spectrum by replacing all analog equipment used by broadcasters with comparable digital equipment. The Company agreed to accept the substitute equipment that Nextel provided and in turn relinquished its existing equipment to Nextel. Neither party will have any continuing involvement in the equipment transferred following the exchange. This transition began on a market by market basis beginning in the second quarter of 2007. The Company accounted for this arrangement as an exchange of nonmonetary assets. The equipment the Company received under this arrangement was recorded at their estimated fair market values and is being depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value was derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment was exchanged, the Company recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. Transactions under this program were completed in early 2010.

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

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

3. Acquisition

On June 27, 2007, Mission entered into a purchase agreement with Piedmont Television Holdings LLC to acquire substantially all the assets of KTVE, the NBC affiliate serving the Monroe, Louisiana/El Dorado, Arkansas market. On January 16, 2008, Mission completed the acquisition of KTVE for total consideration of $8.3 million, inclusive of transaction costs of $0.5 million which is included in goodwill. Pursuant to the terms of the agreement, Mission made a down payment of $0.4 million against the purchase price in June 2007 and paid the remaining $7.4 million, exclusive of transaction costs, on January 16, 2008 from available cash on hand. Upon closing the purchase of KTVE, Mission entered into a JSA and SSA with Nexstar-owned KARD, the Fox affiliate in the market, whereby KARD provides local news, sales and other non-programming services to KTVE. This acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

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

Of the $3.8 million of acquired intangible assets, $2.7 million was assigned to FCC licenses that are not subject to amortization and $1.1 million was assigned to network affiliation agreements (estimated useful life of 15 years). Goodwill of $2.8 million is deductible for tax purposes. The $2.2 million of acquired lease cost was included in other long term liabilities.

Unaudited Pro Forma Information

The following unaudited pro forma information for the year ended December 31, 2008, has been presented as if the acquisition of KTVE had occurred on January 1, 2008 (in thousands):
2008
Net revenue	$42,168
Income (loss) from operations	1,148
Loss before income taxes	(8,290)
Net loss	(7,558)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company owned the acquired station during the specified period.

4. Transaction with Nexstar

On April 11, 2006, Nexstar and Mission filed an application with the FCC for consent to assignment of the license for KFTA Channel 24 (Ft. Smith, Arkansas) from Nexstar to Mission. Consideration for this transaction was set at $5.6 million. On August 28, 2006, Mission and Nexstar entered into a local service agreement whereby Mission paid Nexstar for the right to broadcast programming on KFTA and Nexstar paid Mission for the right to sell all advertising time on KFTA within certain time periods. Also in 2006, Mission entered into an affiliation agreement with the Fox network which provides Fox programming to KFTA. In March 2008, the FCC granted the application to assign the license for KFTA from Nexstar to Mission. On March 9, 2010, Nexstar and Mission notified the FCC that the transaction would not be consummated. The TBA terminated on May 1, 2010 and the Fox affiliation agreement was assigned to Nexstar.

5. Related Party Transactions

Local Service Agreements

Mission has entered into local service agreements with Nexstar to provide sales and operating services to all of the Mission stations. Under the terms of a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments from Mission to Nexstar. For each station that Mission has entered into an SSA, it has also entered into a joint sales agreement (“JSA”). Under the terms of the JSA, Nexstar sells the advertising time of the Mission station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. Under the terms of a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.”, and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Statements of Operations.

The arrangements under the local service agreements each Mission station has entered into with Nexstar has had the effect of Nexstar receiving substantially all of the available cash, after Mission’s payment of operating costs and debt service, generated by the Company’s stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for operating costs and debt service, generated by its stations. In compliance with FCC regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission stations had the following local service agreements in effect with Nexstar as of December 31, 2010:
Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)
KJTL and	Wichita Falls, TX -	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP	Lawton, OK	MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar
WYOU	Wilkes Barre-	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
	Scranton, PA		JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar
KODE	Joplin, MO-	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
	Pittsburg, KS		JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar
KRBC	Abilene-	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
	Sweetwater, TX		JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar
KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar
WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar
KCIT and	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar
KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)
KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar
KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar
WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar
WTVO	Rockford, IL	ABC/	SSA	10/31/14	$75 thousand per month paid to Nexstar
		MyNetworkTV	JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar
KTVE	Monroe, LA-	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
	El Dorado, AR		JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

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

Management Services Agreement

Mission’s sole shareholder and his spouse are parties to a management services agreement. Under this agreement, Mission pays the sole shareholder $0.4 million per year, adjusted by a $25 thousand per station increase for any acquired stations and $25 thousand decrease for any stations sold, for certain management services and pays his spouse by the hour for certain management services. Pursuant to the management services agreement, Mission paid compensation to its sole shareholder in the amount of $0.4 million, $ 0.4 million and $0.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in selling, general and administrative expenses in the Company’s Statements of Operations. Effective July 1, 2008, the sole shareholder's spouse is no longer an employee of the Company.

6. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated useful life, in years	2010	2009
Buildings and building improvements	39	$7,765	$7,760
Land and land improvements	N/A-39	1,442	1,442
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	38,425	38,633
Office equipment and furniture	3-7	1,357	1,294
Vehicles	5	946	1,015
Construction in progress	N/A	4	580
		50,009	50,794
Less: accumulated depreciation		(24,341)	(22,184)
Property and equipment, net		$25,668	$28,610

The Company recorded depreciation expense in the amounts of $2.9 million, $3.7 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the fourth quarter of 2009, the Company corrected depreciation expense for an error that increased 2009 net loss by $0.1 million. The error related to depreciation of analog equipment that should have been accelerated so the equipment would have been fully depreciated by June 2009. Management evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the year ended December 31, 2009, when it was corrected, as well as prior periods when the depreciation should have been recognized. Management believes this error is immaterial to both the 2009 Financial Statements as well as any prior periods affected.

During the second quarter of 2009, the Company corrected depreciation expense and certain balance sheet accounts for an error discovered during the quarter which increased the 2009 net loss by $0.2 million. The error related to the estimated fair values and subsequent depreciation of certain fixed assets associated with the KTVE acquisition in 2008 which had shortened useful lives due to the conversion from analog to digital equipment as mandated by the FCC. The impact of correcting this error in 2008 would have also increased net loss by $0.2 million for the annual period and lesser amounts for each quarter during the year. No periods prior to 2008 would have been impacted since the assets were acquired in January 2008. Management evaluated this error taking into account both qualitative and quantitative factors and considered the impact of this error in relation to the current period, which is when it was corrected, as well as the period in which it originated. Management believes this error is immaterial to both the 2009 and 2008 annual Financial Statements.

On May 11, 2001, the Company sold its telecommunications tower facilities associated with KCIT, KOLR, KHMT and KAMC for cash and entered into noncancellable operating leases with the buyer for tower space. In 2001, the Company recorded a gain on the sale which has been deferred and is being recognized over the lease term which expires in May 2021. The deferred gain as of December 31, 2010 and 2009 was approximately $1.7 million and $1.9 million, respectively, including $0.2 million in current liabilities as of December 31, 2010 and 2009.

7. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

		2010			2009
	Estimated useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(48,616)	$17,827	$66,443	$(44,348)	$22,095
Other definite-lived intangible assets	1-15	13,117	(10,575)	2,542	13,117	(9,695)	3,422
Other intangible assets		$79,560	$(59,191)	$20,369	$79,560	$(54,043)	$25,517

The Company’s annual impairment test of goodwill and FCC licenses performed as of December 31, 2010 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed on the intangible assets subject to amortization.

The Company recorded an impairment charge of $2.3 million during the third quarter of 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight stations, and an impairment to the carrying values of goodwill of $0.3 million, related to one reporting unit consisting of one station. The Company tested its FCC licenses and goodwill for impairment at September 30, 2009, between the required annual tests, due to changes in the industry and markets, including the overall economic recession and a continued decline in demand for advertising at several of the Company’s stations. The Company’s annual test for impairment of goodwill and FCC licenses as of December 31, 2009 resulted in no additional impairment charge.

The Company tests its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired. As a result, if the economy deteriorates and the credit and capital markets are disrupted, it is possible that the Company may record further impairments in the future.

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

Total amortization expense from definite-lived intangibles for the years ended December 31, 2010, 2009 and 2008 was $5.1 million, $5.1 million and $5.4 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2010 (in thousands):

2011	$5,093
2012	$5,081
2013	$4,254
2014	$1,382
2015	$1,098
Thereafter	$3,461

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2008	$19,924	$(1,289)	$18,635	$31,395	$(8,700)	$22,695
Impairment	—	(261)	(261)	—	(1,997)	(1,997)
Reclassification of asset	355	—	355	—	—	—
Balance as of December 31, 2009	20,279	(1,550)	18,729	31,395	(10,697)	20,698
Activity	—	—	—	—	—	—
Balance as of December 31, 2010	$20,279	$(1,550)	$18,729	$31,395	$(10,697)	$20,698

    During 2009, the Company reclassified certain amounts representing goodwill that were improperly classified as property and equipment when recording the fair value of KTVE assets acquired in 2008.

8. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2010	2009
Term loans	$38,805	$165,360
Revolving credit facility	—	7,000
8.875% Senior secured second lien notes due 2017, net of discount of $7,564	317,436	—
	356,241	172,360
Less: current portion	(390)	(1,727)
	$355,851	$170,633

On April 19, 2010, the Second Amendment to Mission’s Third Amended and Restated Credit Agreement, dated as of April 1, 2005 (as amended, the “Mission Credit Agreement”), became effective among Mission, the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Mission Credit Agreement, the principal amount available under the revolving credit facility was reduced to $10.0 million, and the Term Loan B was reduced to $39.0 million.

On April 19, 2010, the Third Amendment to Nexstar’s Fourth Amended and Restated Credit Agreement dated as of April 1, 2005 (as amended, the “Nexstar Credit Agreement” and together with the Mission Credit Agreement, the “Credit Agreements”), became effective among Nexstar, Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent), the several financial institutions from time to time parties thereto and Bank of America, N.A., as administrative agent and syndication agent. Under the terms of the Nexstar Credit Agreement, the principal amount available under the revolving credit facility was reduced to $65.0 million, and the Term Loan B was reduced to $61.0 million.

The Credit Agreements were amended to, among other things, (i) extend the revolving loan commitments to December 31, 2013 (subject to earlier springing maturity dates), (ii) extend the maturity date of the Term Loan B to September 30, 2016 (subject to earlier springing maturity dates), (iii) amend Nexstar’s financial covenants and provide additional flexibility thereunder, (iv) permit the incurrence of incremental Term Loan B facilities of up to an aggregate amount equal to $100.0 million, (v) permit Mission and Nexstar, under certain circumstances to incur indebtedness and make restricted payments, in each case, in part, to repurchase or extinguish existing indebtedness, and (vi) relieve the respective borrowers from their obligation to make mandatory prepayments under certain circumstances.

The Nexstar Credit Agreement (i) eliminates the requirement that Nexstar maintain a consolidated minimum interest coverage ratio and a consolidated maximum senior leverage ratio and institutes the requirement to maintain a consolidated maximum first lien indebtedness ratio, based on the aggregate first-lien indebtedness maintained by Nexstar and Mission, and (ii) changes the maximum and minimum covenant levels applicable to such financial ratios. Additionally, the Credit Agreement removes mandatory quarterly repayments based on a computation of excess cash flow for the preceding fiscal year.

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $10.0 million revolving loan. As of December 31, 2010 and 2009, Mission had $38.8 million and $165.4 million, respectively, outstanding under its Term Loan B and no amounts and $7.0 million, respectively, outstanding under its revolving loan.

The Term Loan B matures in September 2016, and is payable in consecutive quarterly installments amortized at 0.25% quarterly, which commenced on December 30, 2010, with the remaining 94% due at maturity. The first installment after the amendment to the credit agreement commenced in the third quarter of 2010. During the year ended December 31, 2010, repayments of the Term Loan B totaled $126.6 million including $126.0 million paid on April 19, 2010 in connection with the amendment to the Credit Agreement and $0.6 million of scheduled maturities.

The revolving loan is not subject to incremental reduction and matures in December 2013. On April 19, 2010, Mission repaid $3.3 million of the revolving loan. The remaining $3.7 million was repaid in the second quarter of 2010. There was no outstanding revolving loan balance at December 31, 2010.

    Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The total weighted-average interest rate of the Mission Facility was 5.0% at each of December 31, 2010 and 2009. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum, based on the consolidated senior leverage ratio of Nexstar and Mission for that particular quarter.

As of December 31, 2010, there was $10.0 million of unused commitments under Mission’s credit facility, all of which was available for borrowing, based on the covenant calculations.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million aggregate principal amount of senior secured second lien notes due 2017 (the “8.875% Notes”). The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2010.

    The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were approximately $316.8 million, net of approximately $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Mission and Nexstar, each entity reflects the full amount of the 8.875% Notes and related accrued interest in its separate Financial Statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in its separate Financial Statements given the common control nature of the entities. As of December 31, 2010, Nexstar had a balance of $185.3 million of debt and $3.5 million of interest payable related to the 8.875% Notes, both of which are recorded in contra equity due from affiliate on the Balance Sheet. Mission used the net proceeds of the offering and cash on hand to refinance Mission’s old senior secured credit facilities and pay related fees and expenses.

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Mission and Nexstar, as co-issuers, Nexstar Broadcasting Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Mission’s and Nexstar’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar Broadcasting Group, Inc. and all of Nexstar’s and Mission’s future 100% owned domestic subsidiaries. Neither Mission nor Nexstar currently has any subsidiaries.

The 8.875% Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on Nexstar’s, Mission’s and the guarantors assets that secure Mission’s and Nexstar’s senior secured credit facilities on a first-priority lien basis. The 8.875% Notes and the guarantees are Mission’s, Nexstar’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Mission’s, Nexstar’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Mission’s, Nexstar’s and the guarantors’ future subordinated indebtedness. The 8.875% Notes and the guarantees are effectively junior to Mission’s, Nexstar’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Mission’s and Nexstar’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

Mission and Nexstar have the option to redeem all or a portion of the 8.875% Notes at any time prior to April 15, 2014 at a price equal to 100% of the principal amount of the 8.875% Notes redeemed plus accrued and unpaid interest to the redemption date plus applicable premium as of the date of redemption. At any time on or after April 15, 2014, Mission and Nexstar may redeem the 8.875% Notes, in whole or in part, at the redemption prices set forth in the Indenture. At any time before April 15, 2013, Mission and Nexstar may also redeem up to 35% of the aggregate principal amount of the 8.875% Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, with the proceeds of certain equity offerings.

Upon the occurrence of a change of control (as defined in the Indenture), each holder of the 8.875% Notes may require Mission and Nexstar to repurchase all or a portion of the 8.875% Notes in cash at a price equal to 101% of the aggregate principal amount of the 8.875% Notes to be repurchased, plus accrued and unpaid interest, if any, thereon to the date of repurchase.

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

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The Indenture also provides for events of default with respect to the collateral, which include (i) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (ii) repudiation or disaffirmation by Mission, Nexstar or any guarantor of material obligations under the security documents, and (iii) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Mission, Nexstar or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 8.875% Notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the Notes to be due and payable.

The Company incurred approximately $0.7 million in professional fees related to the transaction, which were capitalized as debt finance cost, included in other noncurrent assets, net on the Balance Sheet, and are being amortized over the term of the 8.875% Notes.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Credit Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility, the 7% PIK senior subordinated notes and the 7% senior subordinated notes issued by Nexstar. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission Credit Agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its debt covenants as of December 31, 2010.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of Mission’s debt were as follows, as of December 31 (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,805	$38,805	$165,360	$154,850
Revolving credit facilities(1)	—	—	7,000	6,624
8.875% Senior secured second lien notes(2)	317,436	345,313	—	—

(1)
The fair value of bank credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3 (significant and unobservable).

(2)
The fair value of Mission’s fixed rate debt is estimated based on bid prices obtained form an investment banking firm that regularly makes a market for these financial instruments. This fair value measurement is considered Level 2 (significant and observable).

Debt Maturities

As of December 31, 2010, scheduled maturities of Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2011	$390
2012	390
2013	390
2014	390
2015	390
Thereafter	361,855
$363,805

9. Common Stock

The Company is 100% owned by one shareholder, David S. Smith. As of December 31, 2010 and 2009, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

10. Gain on Asset Exchange

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference being caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that is currently used by television broadcasters. In order to utilize this spectrum, Nextel is required to relocate the broadcasters to new spectrum by replacing all analog equipment currently used by broadcasters with comparable digital equipment. The Company has agreed to accept the substitute equipment that Nextel will provide and in turn must relinquish its existing equipment back to Nextel. This transition began on a market by market basis beginning in the third quarter of 2007. The equipment the Company receives under this arrangement is recorded at their estimated fair market value and depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of fair market value is derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment is exchanged, the Company records a gain to the extent that the fair market value of the equipment received exceeds the carrying amount of the equipment relinquished. For the years ended December 31, 2010, 2009 and 2008, the Company recognized a loss of $11 thousand and gains of $2.4 million and $0.9 million, respectively, from the exchange of this equipment. The exchange was completed in early 2010.

11. Income Taxes

The provision (benefit) for income taxes consisted of the following components for the years ended December 31 (in thousands):

	2010	2009	2008
Current tax expense:
Federal	$—	$—	$—
State	72	60	77
	72	60	77

Deferred tax expense (benefit):
Federal	1,057	827	(744)
State	220	99	(70)
	1,277	926	(814)
Income tax expense (benefit):	$1,349	$986	$(737)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2010	2009	2008
Income tax benefit at 35% statutory federal rate	$(1,149)	$(574)	$(2,897)
Change in valuation allowance	2,547	1,562	2,394
State and local taxes, net of federal benefit	(47)	(4)	(235)
Other, net	(2)	2	1
Income tax expense (benefit)	$1,349	$986	$(737)

The components of the net deferred tax asset and liability were as follows, as of December 31 (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$36,182	$31,598
Other intangible assets	4,195	4,786
Deferred revenue	1,060	1,398
Other	1,287	1,140
Total deferred tax assets	42,724	38,922
Valuation allowance	(39,305)	(36,787)
Net deferred tax assets	3,419	2,135

Deferred tax liabilities:
Property and equipment	(3,083)	(1,791)
Goodwill	(3,828)	(3,202)
FCC licenses	(4,621)	(3,975)
Total deferred tax liabilities	(11,532)	(8,968)
Net deferred tax liability	$(8,113)	$(6,833)

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

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits as of December 31, 2007	$3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2008	3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2009	3,677
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Gross unrecognized tax benefits as of December 31, 2010	$3,677

If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2006. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased by $2.5 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively, primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

As of December 31, 2010, the Company has NOLs available of approximately $97.9 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2030 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occurs.

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

The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operations.  The FCC has asked for comment on whether to adopt a date in 2012 by which such analog low power and television translator stations must cease analog operations. The Company holds three low power analog station licenses and 13 analog television translator station licenses which will need to transition to digital operations by the final transition date established by the FCC.

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

The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. The Company believes that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM but anticipate it will be sometime in 2011.

Spectrum

The FCC has initiated a proceeding to assess the availability of spectrum to meet future wireless broadband needs pursuant to which the FCC is examining whether 120 megahertz of the spectrum currently used for commercial broadcast television can be made available for wireless broadband use. The FCC has requested comment on, among other things, whether to implement a proposal to require each broadcast station to share its 6 megahertz of spectrum with one or more other stations located in the same market, reducing television station service areas and distance separations, conducting voluntary incentive auctions and other voluntary and involuntary mechanisms. If the FCC determines to move forward with this proposal, it may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue the Company’s operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the resolution of these proposals or their impact to its business.

Retransmission

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules to permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of these proposals or their impact to its business.

13. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments arising from unavailable future broadcast license commitments outstanding are as follows as of December 31, 2010 (in thousands):

2011	$107
2012	264
2013	127
2014	84
2015	13
Thereafter	7
Future minimum payments for unavailable cash broadcast rights	$602

Unavailable broadcast rights commitments represent obligations to acquire cash program rights for which the license period has not commenced and, accordingly, for which no asset or liability has been recorded.

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through April 2032. Charges to operations for such leases aggregated approximately $1.9 million, $1.9 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2010 (in thousands):

2011	$1,218
2012	1,275
2013	1,334
2014	1,389
2015	1,417
Thereafter	16,321
Future minimum lease payments under operating leases	$22,954

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Mission is also a guarantor of the 7% senior subordinated notes and 7% PIK senior subordinated notes, both due 2014, issued by Nexstar. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK senior subordinated notes and the 7% senior subordinated notes. As of December 31, 2010, Nexstar had a maximum commitment of $125.7 million under its senior secured credit facility, of which $60.7 million of debt was outstanding, had $45.4 million of the 7% senior subordinated notes outstanding and $136.8 million of the 7% PIK senior subordinated notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and subsidiaries, Mission’s sole shareholder has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission’s sole shareholder. The Company expects these option agreements to be renewed upon expiration.

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

14. Employment Benefits

Retirement Savings Plan

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $14 thousand to the Plan for the year ended December 31, 2010. The Company did not make any contributions to the Plan in 2009 and 2008.

15. Valuation and Qualifying Accounts

Valuation Allowance for Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts	Deductions(2)	Balance at End of Period
	(in thousands)
Year ended December 31, 2010	36,787	2,518	—	—	39,305
Year ended December 31, 2009	36,083	1,562	—	(858)	36,787
Year ended December 31, 2008	32,881	2,394	808	—	36,083

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

Exhibit No.	Exhibit Index
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

4.1
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

4.2
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

4.3
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.1
Indenture, among Nexstar Finance Holdings, L.L.C., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc. and The Bank of New York, dated as of March 27, 2003. (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 333-68964) filed by Nexstar Finance Holdings, L.L.C. and Nexstar Finance Holdings, Inc.)

10.2
First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.3
First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.4
First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.5
Indenture, among Nexstar Broadcasting, Inc., the guarantors and The Bank of New York, dated as of December 30, 2003 (Incorporated by reference to Exhibit 10.91 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.6
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.7
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

10.8
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

Exhibit No.	Exhibit Index
10.9
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

10.10
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.11
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.12
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.13
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on April 6, 2005)

10.14
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 20, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on March 16, 2006)

10.15
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 8, 2009, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on October 15, 2009)

10.16
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.17
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 4.2). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

Exhibit No.	Exhibit Index
10.18
Option Agreement, dated as of January 12, 2001, made by each of the Nexstar Broadcasting of Wichita Falls, L.P. (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-62916) filed by Nexstar Finance, L.L.C. and Nexstar Finance, Inc.)

10.19
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

10.26
Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.27
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

10.28
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.29
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

10.31
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.32
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.33
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

10.39
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.40
Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXW-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.41
Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.42
Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.43
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

10.46
Shared Services Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

Exhibit No.	Exhibit Index
10.47
Option Agreement, dated as of January 16, 2008, by and between Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 8.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on January 22, 2008)

10.48
Second Amendment, dated August 12, 2008, to Agreement between Mission Broadcasting, Inc. and David S. Smith and Nancie J. Smith (originally dated January 1, 2001). (Incorporated by reference to Exhibit 99.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on August 18, 2008)

14.1
Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of David S. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of David S. Smith pursuant to 18 U.S.C. ss. 1350.*

*	Filed herewith