Form 10-Q
period 2011-03-31
MISSION BROADCASTING INC
filed 2011-05-13
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(IRS Employer Identification No.)

30400 Detroit Road, Suite 304, Westlake, Ohio	44145
(Address of Principal Executive Offices)	(Zip Code)

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

As of March 31, 2011, Mission Broadcasting, Inc. had one shareholder, the estate of David S. Smith, which held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. As of May 1, 2011, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,232	$1,249
Accounts receivable	2,057	1,609
Current portion of broadcast rights	2,579	3,208
Prepaid expenses and other current assets	65	120
Deferred tax asset	9	8
Total current assets	9,942	6,194
Property and equipment, net	24,995	25,668
Broadcast rights	1,236	1,888
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	19,087	20,369
Other noncurrent assets, net	1,070	1,124
Deferred tax asset	326	328
Total assets	$96,083	$94,998

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	2,820	3,514
Accounts payable	174	264
Accrued expenses	595	525
Taxes payable	85	67
Interest payable (Note 6)	13,226	6,015
Deferred revenue	456	487
Due to Nexstar Broadcasting, Inc.	8,941	8,423
Total current liabilities	26,687	19,685
Debt (Note 6)	355,977	355,851
Broadcast rights payable	1,817	2,498
Deferred tax liabilities	8,740	8,449
Deferred revenue	417	475
Deferred gain on sale of assets	1,519	1,563
Other liabilities	4,562	4,554
Total liabilities	399,719	393,075
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding as of each of March 31, 2011 and December 31, 2010	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 6)	(193,129)	(188,790)
Accumulated deficit	(110,507)	(109,287)
Total shareholder’s deficit	(303,636)	(298,077)
Total liabilities and shareholder’s deficit	$96,083	$94,998

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Net broadcast revenue	$2,822	$2,229
Revenue from Nexstar Broadcasting, Inc.	6,509	6,740
Net revenue	9,331	8,969
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,253	1,446
Selling, general, and administrative expenses, excluding depreciation and amortization	598	602
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,785	1,800
Amortization of broadcast rights	1,002	973
Amortization of intangible assets	1,282	1,287
Depreciation	696	731
(Gain) loss on asset disposal, net	(18)	32
Total operating expenses	6,598	6,871
Income from operations	2,733	2,098
Interest expense, net	(3,641)	(2,335)
Loss before income taxes	(908)	(237)
Income tax expense	(312)	(311)
Net loss	$(1,220)	$(548)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Three Months Ended March 31, 2011
(in thousands, except share information, unaudited)

	Common Stock		Subscription	Contra Equity Due from Affiliate on	Accumulated	Total Shareholder’s
	Shares	Par Value	Receivable	Debt	Deficit	Deficit
Balance as of December 31, 2010	1,000	$1	$(1)	$(188,790)	$(109,287)	$(298,077)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 6)	—	—	—	(130)	—	(130)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments (Note 6)	—	—	—	(4,209)	—	(4,209)
Net loss	—	—	—	—	(1,220)	(1,220)
Balance as of March 31, 2011	1,000	$1	$(1)	$(193,129)	$(110,507)	$(303,636)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,220)	$(548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	292	286
Depreciation of property and equipment	696	731
Amortization of intangible assets	1,282	1,287
Amortization of debt financing costs	53	166
Amortization of broadcast rights, excluding barter	365	411
Payments for broadcast rights	(458)	(546)
Loss (gain) on asset disposal, net	(18)	32
Deferred gain recognition	(44)	(44)
Amortization of debt discount	93	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(448)	(92)
Prepaid expenses and other current assets	56	40
Taxes payable	18	26
Accounts payable and accrued expenses	(31)	(100)
Interest payable	3,002	—
Deferred revenue	(89)	(167)
Other noncurrent liabilities	7	22
Due to Nexstar Broadcasting, Inc.	518	(878)
Net cash provided by operating activities	4,074	626
Cash flows from investing activities:
Purchases of property and equipment	(12)	(41)
Proceeds from sale of assets	18	—
Net cash provided by (used in) investing activities	6	(41)
Cash flows from financing activities:
Repayment of long-term debt	(97)	(431)
Net cash used in financing activities	(97)	(431)
Net increase (decrease) in cash and cash equivalents	3,983	154
Cash and cash equivalents at beginning of period	1,249	903
Cash and cash equivalents at end of period	$5,232	$1,057
Supplemental information:
Interest paid	$503	$2,169
Income taxes paid, net	$—	$—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13	$3

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2011, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations and one digital multicast channel, affiliated with the NBC, ABC, CBS, Fox or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 4, 2011, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2011, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2011, Nexstar was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

    The Condensed Financial Statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Balance Sheet as of December 31, 2010 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

    In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption did not result in a significant impact to the Company’s financial position or results of operations.

3.           Fair Value Measurements

In accordance with authoritative literature pertaining to fair value measurements for financial assets and financial liabilities measured on a recurring basis the Company utilizes the following categories of methodology for valuation of such financial assets and liabilities:

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

The Company invests in short term interest bearing obligations with original maturities less than 90 days, primarily money market funds. Mission does not enter into investments for trading or speculative purposes. As of March 31, 2011 and December 31, 2010, there were no investments in marketable securities.

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

The arrangements under the local service agreements each Mission station has entered into with Nexstar have had the effect of Nexstar receiving substantially all of the available cash, after Mission’s payment of operating costs and debt service, generated by the Company’s stations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after payments for operating costs and debt service, generated by its stations. In compliance with FCC regulations for both Mission and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Mission stations had the following local service agreements in effect with Nexstar as of March 31, 2011:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	Fox	TBA	8/16/11	Monthly payments received from Nexstar(1)

KJTL	Wichita Falls, TX-	Fox	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP	Lawton, OK	MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
	Scranton, PA		JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
	Pittsburg, KS		JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
	Sweetwater, TX		JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WFXW	Terre Haute, IN	Fox	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WFXW net revenue collected each month received from Nexstar

KCIT	Amarillo, TX	Fox	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	Fox	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC/	SSA	10/31/14	$75 thousand per month paid to Nexstar
		MyNetworkTV	JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
	El Dorado, AR		JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

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

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

		March 31, 2011			December 31, 2010
	Estimated useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(49,678)	$16,765	$66,443	$(48,616)	$17,827
Other definite-lived intangible assets	1-15	13,117	(10,795)	2,322	13,117	(10,575)	2,542
Other intangible assets		$79,560	$(60,473)	$19,087	$79,560	$(59,191)	$20,369

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended March 31, 2011 and 2010.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2011 (in thousands):

Remainder of 2011	$3,811
2012	5,081
2013	4,254
2014	1,382
2015	1,098
2016	1,098
Thereafter	2,363

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	20,279	(1,550)	18,729	31,395	(10,697)	20,698
Balance as of March 31, 2011	20,279	(1,550)	18,729	31,395	(10,697)	20,698

There were no changes recorded to goodwill or FCC licenses during the year ended December 31, 2010 or the three months ended March 31, 2011. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2011, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Term loans	$38,708	$38,805
Revolving credit facility	—	—
8.875% Senior secured second lien notes due 2017, net of discount of $7,341 and $7,564, respectively	317,659	317,436
	356,367	356,241
Less: current portion	(390)	(390)
	$355,977	$355,851

Unused Commitments and Borrowing Availability

As of March 31, 2011, Mission had $10.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission senior secured credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the 7% PIK senior subordinated notes (“7% PIK Notes”) and the 7% senior subordinated notes (“7% Notes”), both due 2014, issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of March 31, 2011.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes and related accrued interest in its separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities. As of March 31, 2011, Nexstar had a balance of $185.4 million of debt and $7.7 million of interest payable related to the 8.875% Notes, both of which are included in contra equity due from affiliate on the Condensed Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,708	$38,708	$38,805	$38,805
8.875% Senior secured second lien notes(2)	317,659	351,813	317,436	345,313

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

7.	FCC Regulatory Matters

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

    The FCC has initiated a proceeding with respect to the conversion of existing low power and television translator stations to digital operations. The FCC has asked for comment on whether to adopt a date in 2012 by which such analog low power and television translator stations must cease analog operations. The Company holds two low power analog station licenses and two analog television translator station licenses which will need to transition to digital operations by the final transition date established by the FCC.

Media Ownership

    In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. Multiple challenges to this proceeding were filed with the U.S. Courts of Appeal. The court proceedings remain pending.

    The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June 2010, the FCC issued a Request for Proposal with respect to nine economic studies related to its media ownership rules. These studies have not yet been provided to the general public for review and comment. The Company believes that upon completion of the studies the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. At the same time, Congress is considering legislation that would authorize the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. If Congress or the FCC determines to move forward with one or more of these proposals, it may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the resolution of the proposals or their impact to its business.

Retransmission Consent

    On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MPVDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of these proposals or their impact to its business.

8.	Commitments and Contingencies

Guarantees of Nexstar Debt

    Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of March 31, 2011, Nexstar had a maximum commitment of $125.5 million under its senior secured credit facility, of which $60.5 million was outstanding, had $45.3 million of the 7% Notes outstanding and $133.1 million of the 7% PIK Notes outstanding. Additionally, in April 2011, Nexstar entered into an agreement to purchase the assets of two stations whereby $17.5 million will be drawn on its revolver and Nexstar signed an amendment to its senior secured credit facility agreement to increase its term loan by $50.0 million.

Purchase Options Granted to Nexstar

In consideration of the guarantee of the Company’s senior secured credit facility by Nexstar Broadcasting Group, Inc., Mission granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreements, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2011 and 2018) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

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

Chief Executive Officer

On March 28, 2011, Mission’s President and Treasurer, David S. Smith, passed away. Mr. Smith was previously performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.  Mr. Smith was also the sole shareholder and Director of Mission. His shares transferred to his estate upon his passing. Nancie J. Smith, Mission's Vice President and Secretary, is now performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.

9.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three months ended March 31, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

The deferred tax liabilities related to goodwill and other indefinite-lived intangible assets do not reverse on a scheduled basis and are not used to support the realization of deferred tax assets. The Company’s deferred tax assets before valuation allowance primarily result from federal and state net operating loss carryforwards (“NOLs”). The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. The Company has provided a valuation allowance for certain deferred tax assets as it does not believe they are more likely than not to be realized through future taxable earnings.

10.	Subsequent Event

    In April 2011, a building and certain equipment at one of the Company’s transmitter sites was destroyed by wildfires in the area. The majority of the assets were obsolete and fully-depreciated, but were insured, thus the Company anticipates recording a gain upon settlement with the insurer for the claim amount. The Company is still evaluating the amount of the damage and the insurance claim.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Throughout this discussion, all references to “Mission”, “we”, “our”, “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2011, we owned and operated 16 television stations and one digital multicast channel. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2011 with Nexstar:

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

    The arrangements under the local service agreements each Mission station has entered into with Nexstar have had the effect of Nexstar receiving substantially all of the available cash generated by our stations, after our payments of operating costs and debt service, generated by our stations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after our payments for operating costs and debt service. For more information about our local service agreements with Nexstar, refer to Note 4 of our Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect advertising revenues in the broadcast industry. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years resulting from political advertising and advertising aired during the Olympic Games.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Retransmission compensation	$2,059	94.2	$1,405	84.3
Network compensation	102	4.7	234	14.0
Other	24	1.1	28	1.7
Net broadcast revenue before barter	2,185	100.0	1,667	100.0
Barter revenue	637		562
Revenue from Nexstar	6,509		6,740
Net revenue	$9,331		$8,969

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Net revenue	$9,331	100.0	$8,969	100.0
Operating expenses (income):
Corporate expenses	259	2.8	261	2.9
Station direct operating expenses	1,253	13.5	1,446	16.1
Selling, general and administrative expenses	339	3.6	341	3.8
Fees incurred pursuant to local service agreements with Nexstar	1,785	19.1	1,800	20.1
(Gain) loss on asset disposal, net	(18)	(0.2)	32	0.3
Barter expense	637	6.8	562	6.3
Depreciation and amortization	1,978	21.2	2,018	22.5
Amortization of broadcast rights, excluding barter	365	3.9	411	4.6
Income from operations	$2,733		$2,098

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Net revenue for the three months ended March 31, 2011 increased by $0.4 million, or 4.0%, from the same period in 2010. This increase was primarily attributed to an increase in retransmission compensation, partially offset by a decrease in revenue from Nexstar, as discussed below.

Revenue from Nexstar was $6.5 million for the three months ended March 31, 2011, compared to $6.7 million for the same period in 2010, a decrease of $0.2 million, or 3.4%. The decrease was attributed to a decrease in advertising revenue at our stations, which in turn decreased the revenue we earned from Nexstar through JSAs.

Compensation from retransmission consent and network affiliation agreements was $2.2 million for the three months ended March 31, 2011, compared to $1.6 million for the same period in 2010, an increase of $0.5 million, or 31.8%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

    Corporate expenses were consistent at $0.3 million for each of the three months ended March 31, 2011 and 2010. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1.6 million for the three months ended March 31, 2011, compared to $1.8 million for the same period in 2010, a decrease of $0.2 million, or 10.9%. The decrease was primarily due to the expiration of certain analog tower leases in August 2010, which were no longer needed after the switch to digital broadcasts.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees remained consistent at $1.8 million for each of the three months ended March 31, 2011 and 2010.

    Depreciation of property and equipment remained consistent at $0.7 million for each of the three months ended March 31, 2011 and 2010. Amortization of intangible assets remained consistent at $1.3 million for each of the three months ended March 31, 2011 and 2010.

Interest Expense

    Interest expense, net increased by $1.3 million, or 55.9%, for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily related to the higher interest rate and accretion of discount on the $325.0 million 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Notes”) compared to the senior secured credit facilities.

Income Taxes

Income tax expense remained consistent at $0.3 million for each of the three months ended March 31, 2011 and 2010, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

    We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 4, 2011, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2011. In order to meet future cash needs we may, from time to time, borrow under our available senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$4,074	$626
Net cash provided by (used in) investing activities	6	(41)
Net cash used in financing activities	(97)	(431)
Net increase (decrease) in cash and cash equivalents	$3,983	$154
Cash paid for interest	$503	$2,169

	March 31, 2011	December 31, 2010
Cash and cash equivalents	$5,232	$1,249
Long-term debt including current portion(1)	$356,367	$356,241
Unused commitments under senior secured credit facility(2)	$10,000	$10,000

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

(2)	As of March 31, 2011, all $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

Cash Flows – Operating Activities

    Net cash flows from operating activities increased by $3.4 million during the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to a decrease in cash paid for interest of $1.7 million and the impact of the timing of payments of amounts due to Nexstar of $1.4 million. The decrease in cash paid for interest was primarily due to the timing of interest payments on the 8.875% Notes, which are due in April and October, versus the senior secured credit facility, which generally has interest payments due each quarter.

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

Cash Flows – Investing Activities

We had minimal cash flows from investing activities in each of the three months ended March 31, 2011 and 2010. Cash flows from investing activities consisted of cash used for capital additions, offset by proceeds from sale of assets.

Cash Flows – Financing Activities

Net cash flows used in financing activities totaled $0.1 million during the three months ended March 31, 2011, representing contractual maturities on our senior secured credit facility, and totaled $0.4 million during the three months ended March 31, 2010, representing payments on our senior secured credit facility, including a required excess cash flow payment.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2011, we had debt of $356.4 million, which represented 675.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2011, $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Senior secured credit facility	$38,708	$293	$780	$780	$36,855
8.875% Notes (1)	325,000	—	—	—	325,000
	$363,708	$293	$780	$780	$361,855

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% senior subordinated notes due 2014 (“7% Notes”) and the 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2011, Nexstar had a maximum commitment of $125.5 million under its senior secured credit facility, of which $60.5 million was outstanding, had $45.3 million of the 7% Notes outstanding and $133.1 million of the 7% PIK Notes outstanding. Additionally, in April 2011, Nexstar entered into an agreement to purchase the assets of two stations whereby $17.5 million will be drawn on its revolver and Nexstar signed an amendment to its senior secured credit facility agreement to increase its term loan by $50.0 million.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 4, 2011. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of March 31, 2011, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of March 31, 2011, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of March 31, 2011 there has been no material change to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings as of March 31, 2011 under our senior secured credit facility bear interest at a weighted-average rate of 5%, which primarily represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2011 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million, based on the outstanding balance of our credit facility as of March 31, 2011. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mission’s management, with the participation of Mission’s Vice President and Secretary (who is Mission’s principal executive officer and principal financial and accounting officer), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Mission’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon that evaluation, Mission’s Vice President and Secretary concluded that as of the end of the period covered by this report Mission’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Mission in the reports it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Mission’s management, including its Vice President and Secretary, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.                       Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                       Reserved

ITEM 5.                       Other Information

On March 28, 2011, Mission’s President and Treasurer, David S. Smith, passed away. Mr. Smith was previously performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.  Mr. Smith was also the sole shareholder and Director of Mission. His shares transferred to his estate upon his passing. Nancie J. Smith, Mission's Vice President and Secretary, is now performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.

ITEM 6.                       Exhibits

Exhibit No.	Description

31.1	Certification of Nancie J. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancie J. Smith pursuant to 18 U.S.C. ss. 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ NANCIE J. SMITH
By:	Nancie J. Smith
Its:	Vice President and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 13, 2011