Form 10-Q
period 2011-06-30
MISSION BROADCASTING INC
filed 2011-08-11
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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

As of June 30, 2011, Mission Broadcasting, Inc. had one shareholder, the estate of David S. Smith, which held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. As of August 4, 2011, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,587	$1,249
Accounts receivable	2,003	1,609
Current portion of broadcast rights	2,108	3,208
Prepaid expenses and other current assets	5	120
Deferred tax asset	8	8
Total current assets	8,711	6,194
Property and equipment, net	24,269	25,668
Broadcast rights	754	1,888
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	17,817	20,369
Other noncurrent assets, net	1,026	1,124
Deferred tax asset	323	328
Total assets	$92,327	$94,998

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	2,296	3,514
Accounts payable	179	264
Accrued expenses	600	525
Taxes payable	34	67
Interest payable (Note 5)	6,015	6,015
Deferred revenue	468	487
Due to Nexstar Broadcasting, Inc.	9,763	8,423
Total current liabilities	19,745	19,685
Debt (Note 5)	356,108	355,851
Broadcast rights payable	1,294	2,498
Deferred tax liabilities	9,031	8,449
Deferred revenue	325	475
Deferred gain on sale of assets	1,476	1,563
Other liabilities	4,561	4,554
Total liabilities	392,540	393,075
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding as of each of June 30, 2011 and December 31, 2010	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 5)	(189,054)	(188,790)
Accumulated deficit	(111,159)	(109,287)
Total shareholder’s deficit	(300,213)	(298,077)
Total liabilities and shareholder’s deficit	$92,327	$94,998

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net broadcast revenue	$2,849	$2,364	$5,671	$4,593
Revenue from Nexstar Broadcasting, Inc.	7,007	7,005	13,516	13,745
Net revenue	9,856	9,369	19,187	18,338
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,218	1,482	2,471	2,928
Selling, general, and administrative expenses, excluding depreciation and amortization	528	528	1,126	1,130
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,785	1,790	3,570	3,590
Amortization of broadcast rights	938	869	1,940	1,842
Amortization of intangible assets	1,270	1,287	2,552	2,574
Depreciation	692	732	1,388	1,463
Loss (gain) on asset disposal, net	97	(3)	79	29
Total operating expenses	6,528	6,685	13,126	13,556
Income from operations	3,328	2,684	6,061	4,782
Interest expense, net	(3,669)	(3,349)	(7,310)	(5,684)
Loss on extinguishment of debt	—	(2,431)	—	(2,431)
Loss before income taxes	(341)	(3,096)	(1,249)	(3,333)
Income tax expense	(311)	(304)	(623)	(615)
Net loss	$(652)	$(3,400)	$(1,872)	$(3,948)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Six Months Ended June 30, 2011
(in thousands, except share information, unaudited)

	Common Stock		Subscription	Contra Equity Due from Affiliate on	Accumulated	Total Shareholder’s
	Shares	Par Value	Receivable	Debt	Deficit	Deficit
Balance as of December 31, 2010	1,000	$1	$(1)	$(188,790)	$(109,287)	$(298,077)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 5)	—	—	—	(264)	—	(264)
Net loss	—	—	—	—	(1,872)	(1,872)
Balance as of June 30, 2011	1,000	$1	$(1)	$(189,054)	$(111,159)	$(300,213)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,872)	$(3,948)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	587	575
Depreciation of property and equipment	1,388	1,463
Amortization of intangible assets	2,552	2,574
Amortization of debt financing costs	106	207
Amortization of broadcast rights, excluding barter	699	762
Payments for broadcast rights	(888)	(993)
Loss on asset disposal, net	79	29
Loss on extinguishment of debt	—	2,431
Deferred gain recognition	(87)	(87)
Amortization of debt discount	188	69
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(394)	(171)
Prepaid expenses and other current assets	115	104
Other noncurrent assets	(16)	—
Taxes payable	(33)	(30)
Accounts payable and accrued expenses	(8)	(96)
Interest payable	—	2,350
Deferred revenue	(169)	(362)
Other noncurrent liabilities	8	109
Due to Nexstar Broadcasting, Inc.	1,340	(1,789)
Net cash provided by operating activities	3,595	3,197
Cash flows from investing activities:
Purchases of property and equipment	(88)	(60)
Proceeds from insurance on casualty loss	18	—
Net cash used in investing activities	(70)	(60)
Cash flows from financing activities:
Repayment of long-term debt	(195)	(133,361)
Proceeds from issuance of long-term debt	—	131,906
Consideration paid for debt extinguishment	—	(992)
Refunds of (payments for) debt financing costs	8	(869)
Net cash used in financing activities	(187)	(3,316)
Net increase (decrease) in cash and cash equivalents	3,338	(179)
Cash and cash equivalents at beginning of period	1,249	903
Cash and cash equivalents at end of period	$4,587	$724
Supplemental information:
Interest paid	$7,016	$3,123
Income taxes paid, net	$70	$70
Non-cash investing and financing activities:
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 5)	$—	$184,934

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2011, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations and one digital multicast channel, affiliated with the NBC, ABC, CBS, FOX or MyNetworkTV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 4, 2011, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2011, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2011, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Balance Sheet as of December 31, 2010 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

    In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and eliminates the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact to the Company’s financial position or results of operations.

    In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

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

    Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations and Mission anticipates that Nexstar will continue to do so. In compliance with FCC regulations for both Mission and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Mission stations had the following local service agreements in effect with Nexstar as of June 30, 2011:

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

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2011			December 31, 2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(50,729)	$15,714	$66,443	$(48,616)	$17,827
Other definite-lived intangible assets	1-15	13,117	(11,014)	2,103	13,117	(10,575)	2,542
Other intangible assets		$79,560	$(61,743)	$17,817	$79,560	$(59,191)	$20,369

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended June 30, 2011 and 2010 and $2.6 million for each of the six months then ended.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2011 (in thousands):

Remainder of 2011	$2,541
2012	5,081
2013	4,254
2014	1,382
2015	1,098
2016	1,098
Thereafter	2,363

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	$20,279	$(1,550)	$18,729	$31,395	$(10,697)	$20,698
Balance as of June 30, 2011	20,279	(1,550)	18,729	31,395	(10,697)	20,698

There were no changes recorded to goodwill or FCC licenses during the six months ended June 30, 2011 or the year ended December 31, 2010. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2011, the Company did not identify any events that would trigger an impairment assessment.

5.	Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Term loans	$38,610	$38,805
Revolving credit facility	—	—
8.875% Senior secured second lien notes due 2017, net of discount of $7,112 and $7,564, respectively	317,888	317,436
	356,498	356,241
Less: current portion	(390)	(390)
	$356,108	$355,851

Unused Commitments and Borrowing Availability

As of June 30, 2011, Mission had $10.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of June 30, 2011.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities. As of June 30, 2011, Nexstar had a balance of $185.5 million of debt and $3.5 million of interest payable related to the 8.875% Notes, both of which are included in contra equity due from affiliate on the Condensed Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,610	$38,317	$38,805	$38,805
8.875% Senior secured second lien notes(2)	317,888	345,313	317,436	345,313

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

6.	Income Taxes

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three and six months ended June 30, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

    The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which such analog low power and television translator stations must cease analog operations, with low power and television translator stations operating on channels 52-69 being required to cease operation on those channels by December 31, 2011. The Company holds two low power analog station licenses and two analog television translator station licenses which will need to transition to digital operations by September 1, 2015.

Media Ownership

    In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The Commission considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

    The FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI is intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties have filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. The Company believes that the next step will be for the FCC to issue a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. The Company cannot predict when the FCC will issue this NPRM.

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

Retransmission Consent

    On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of these proposals or their impact to its business.

8.	Commitments and Contingencies

Guarantees of Nexstar Debt

    Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of June 30, 2011, Nexstar had a maximum commitment of $175.3 million under its senior secured credit facility, of which $110.3 million was outstanding, had $37.9 million of the 7% Notes outstanding and $112.6 million of the 7% PIK Notes outstanding.

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

Chief Executive Officer

    On March 28, 2011, Mission’s President and Treasurer, David S. Smith, passed away. Mr. Smith was previously performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission. Mr. Smith was also the sole shareholder and Director of Mission. His shares transferred to his estate upon his passing. Nancie J. Smith, Mission’s Vice President and Secretary, is now performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.

9.	Subsequent Events

    In July 2011, Nexstar announced that its Board of Directors retained Moelis & Company as its financial advisor to assist with the exploration and evaluation of strategic alternatives intended to maximize stockholder value, including a possible sale of Nexstar. Nexstar stated that its Board has not made a decision to pursue any specific strategic transaction or other strategic alternative and there is no set timetable for the process, so there can be no assurance that the exploration of strategic alternatives will result in a sale of Nexstar or any other transaction. Nexstar also stated that it does not intend to disclose developments with respect to the progress of its strategic review until such time as the Board has approved a transaction or otherwise deems disclosure appropriate. Mission will not be able to begin to evaluate the impact that any such transaction may have on its business until such time as Nexstar announces a transaction or any further developments of its strategic review.

    On July 29, 2011, Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement and Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012.

    On August 8, 2011, Mission signed a definitive agreement to acquire the FCC license and certain equipment of WTVW, an independent station serving the Evansville, Indiana market, from Nexstar for $6.7 million in cash. Upon consummation of the sale of WTVW, Mission expects to sign a local service agreement with Nexstar for WTVW, similar to Mission’s existing local service arrangements with Nexstar. The transaction is subject to FCC approval and other customary conditions.

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

Overview of Operations

As of June 30, 2011, we owned and operated 16 television stations and one digital multicast channel. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2011 with Nexstar:

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

    Under the local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of our operating costs and debt obligations and we anticipate that Nexstar will continue to do so. For more information about our local service agreements with Nexstar, refer to Note 3 of our Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$2,116	94.3	$1,583	85.8	$4,175	94.2	$2,988	85.1
Network compensation	97	4.3	237	12.8	199	4.5	471	13.4
Other	32	1.4	25	1.4	56	1.3	53	1.5
Net broadcast revenue before barter	2,245	100.0	1,845	100.0	4,430	100.0	3,512	100.0
Barter revenue	604		519		1,241		1,081
Revenue from Nexstar	7,007		7,005		13,516		13,745
Net revenue	$9,856		$9,369		$19,187		$18,338

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$9,856	100.0	$9,369	100.0	$19,187	100.0	$18,338	100.0
Operating expenses (income):
Corporate expenses	173	1.8	205	2.2	432	2.3	466	2.5
Station direct operating expenses	1,218	12.4	1,482	15.8	2,471	12.9	2,928	16.0
Selling, general and administrative expenses	358	3.6	323	3.5	694	3.6	664	3.6
Fees incurred pursuant to local service agreements with Nexstar	1,785	18.1	1,790	19.1	3,570	18.6	3,590	19.6
Loss (gain) on asset disposal, net	97	1.0	(3)	0.0	79	0.4	29	0.2
Barter expense	604	6.1	519	5.5	1,241	6.5	1,081	5.9
Depreciation and amortization	1,962	19.9	2,019	21.6	3,940	20.5	4,037	22.0
Amortization of broadcast rights, excluding barter	334	3.4	350	3.7	699	3.6	761	4.1
Income from operations	$3,325		$2,684		$6,061		$4,782

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Net revenue for the three months ended June 30, 2011 increased by $0.5 million, or 5.2%, from the same period in 2010. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar remained consistent at $7.0 million for the three months ended June 30, 2011, compared to the same period in 2010. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has remained at consistent levels.

Compensation from retransmission consent and network affiliation agreements was $2.2 million for the three months ended June 30, 2011, compared to $1.8 million for the same period in 2010, an increase of $0.4 million, or 21.6%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

    Corporate expenses were consistent at $0.2 million for each of the three months ended June 30, 2011 and 2010. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2011, compared to $1.8 million for the same period in 2010, a decrease of $0.2 million, or 12.7%. The decrease was primarily due to the expiration of certain analog tower leases in August 2010, which were no longer needed after the switch to digital broadcasts.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees remained consistent at $1.8 million for each of the three months ended June 30, 2011 and 2010.

    Depreciation of property and equipment remained consistent at $0.7 million for each of the three months ended June 30, 2011 and 2010. Amortization of intangible assets remained consistent at $1.3 million for each of the three months ended June 30, 2011 and 2010.

Interest Expense

    Interest expense, net increased by $0.3 million, or 9.6%, for the three months ended June 30, 2011, compared to the same period in 2010. The increase was primarily related to the higher interest rate and accretion of discount on the $325.0 million 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Notes”), issued in the April 2010 refinancing, compared to the senior secured credit facilities.

Income Taxes

Income tax expense remained consistent at $0.3 million for each of the three months ended June 30, 2011 and 2010, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Net revenue for the six months ended June 30, 2011 increased by $0.8 million, or 4.6%, from the same period in 2010. This increase was primarily attributed to an increase in retransmission compensation, partially offset by a decrease in network compensation and revenue from Nexstar, as discussed below.

Revenue from Nexstar was $13.5 million for the six months ended June 30, 2011, compared to $13.7 million for the same period in 2010, a decrease of $0.2 million, or 1.7%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which declined slightly.

Compensation from retransmission consent and network affiliation agreements was $4.4 million for the six months ended June 30, 2011, compared to $3.5 million for the same period in 2010, an increase of $0.9 million, or 26.5%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

    Corporate expenses remained relatively consistent at $0.4 million for the six months ended June 30, 2011, compared to $0.5 million for the same period in 2010. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $3.2 million for the six months ended June 30, 2011, compared to $3.6 million for the same period in 2010, a decrease of $0.4 million, or 11.8%. The decrease was primarily due to the expiration of certain analog tower leases in August 2010, which were no longer needed after the switch to digital broadcasts.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees remained consistent at $3.6 million for each of the six months ended June 30, 2011 and 2010.

    Depreciation of property and equipment remained relatively consistent at $1.4 million for the six months ended June 30, 2011, compared to $1.5 million for the same period in 2010. Amortization of intangible assets remained consistent at $2.6 million for each of the six months ended June 30, 2011 and 2010.

Interest Expense

    Interest expense, net increased by $1.6 million, or 28.6%, for the six months ended June 30, 2011, compared to the same period in 2010. The increase was primarily related to the higher interest rate and accretion of discount on the $325.0 million 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Notes”), issued in the April 2010 refinancing, compared to the senior secured credit facilities.

Income Taxes

    Income tax expense remained consistent at $0.6 million for each of the six months ended June 30, 2011 and 2010, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 4, 2011, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2011. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$3,595	$3,197
Net cash provided by (used in) investing activities	(70)	(60)
Net cash used in financing activities	(187)	(3,316)
Net increase (decrease) in cash and cash equivalents	$3,338	$(179)
Cash paid for interest	$7,016	$3,123
Cash paid for taxes	$70	$70

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$4,587	$1,249
Long-term debt including current portion(1)	$356,498	$356,241
Unused commitments under senior secured credit facility(2)	$10,000	$10,000

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

(2)	As of June 30, 2011, all $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

Cash Flows – Operating Activities

    Net cash flows from operating activities increased by $0.4 million during the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to the timing of payments of amounts due to Nexstar of $3.1 million and our increased revenues of $0.8 million, which was partially offset by an increase in cash paid for interest of $3.9 million. The increase in cash paid for interest was primarily due to the timing of interest payments on the 8.875% Notes, which are due in April and October, compared to the senior secured credit facility, which generally has interest payments due each quarter.

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

Cash Flows – Investing Activities

We had minimal cash flows from investing activities in each of the six months ended June 30, 2011 and 2010. Cash flows from investing activities consisted of cash used for capital additions, offset by proceeds from insurance on casualty losses.

Cash Flows – Financing Activities

Net cash flows used in financing activities totaled $0.2 million during the six months ended June 30, 2011, representing contractual maturities on our senior secured credit facility, and totaled $3.3 million during the six months ended June 30, 2010, representing the transactions arising from the issuance of the 8.875% Notes and payments on our senior secured credit facility.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2011, we had debt of $356.5 million, which represented 633.4% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2011, $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Senior secured credit facility	$38,610	$195	$780	$780	$36,855
8.875% Notes (1)	325,000	—	—	—	325,000
	$363,610	$195	$780	$780	$361,855

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

We make semi-annual interest payments on our 8.875% Notes in April and October. Interest payments on our senior secured credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our senior credit facility limit, but do not prohibit us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing or obtain access to new credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% senior subordinated notes due 2014 (“7% Notes”) and the 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2011, Nexstar had a maximum commitment of $175.3 million under its senior secured credit facility, of which $110.3 million was outstanding, had $37.9 million of the 7% Notes outstanding and $112.6 million of the 7% PIK Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 4, 2011. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of June 30, 2011, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of June 30, 2011, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of June 30, 2011 there have been no material changes to this information.

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

Our term loan borrowings as of June 30, 2011 under our senior secured credit facility bear interest at a weighted-average rate of 5%, which primarily represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2011 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million, based on the outstanding balance of our credit facility as of June 30, 2011. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                       Reserved

ITEM 5.                       Other Information

On March 28, 2011, Mission’s President and Treasurer, David S. Smith, passed away. Mr. Smith was previously performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission. Mr. Smith was also the sole shareholder and Director of Mission. His shares transferred to his estate upon his passing. Nancie J. Smith, Mission’s Vice President and Secretary, is now performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.

ITEM 6.                       Exhibits

Exhibit No.	Description
31.1	Certification of Nancie J. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Nancie J. Smith pursuant to 18 U.S.C. ss. 1350.
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2011 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: August 10, 2011