Form 10-Q
period 2011-09-30
MISSION BROADCASTING INC
filed 2011-11-09
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

As of September 30, 2011, Mission Broadcasting, Inc. had one shareholder, the estate of David S. Smith, which held all 1,000 shares of the outstanding common stock of Mission Broadcasting, Inc. The shares transferred to Nancie J. Smith on October 1, 2011. As of November 4, 2011, Mission Broadcasting, Inc. had 1,000 shares of outstanding common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,496	$1,249
Accounts receivable	2,178	1,609
Current portion of broadcast rights	3,374	3,208
Prepaid expenses and other current assets	66	120
Deferred tax asset	8	8
Total current assets	7,122	6,194
Property and equipment, net	23,821	25,668
Broadcast rights	1,993	1,888
Goodwill	18,729	18,729
FCC licenses	20,698	20,698
Other intangible assets, net	16,546	20,369
Other noncurrent assets, net	972	1,124
Deferred tax asset	322	328
Total assets	$90,203	$94,998

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	3,868	3,514
Accounts payable	175	264
Accrued expenses	618	525
Taxes payable	53	67
Interest payable (Note 6)	13,226	6,015
Deferred revenue	412	487
Due to Nexstar Broadcasting, Inc.	3,050	8,423
Total current liabilities	21,792	19,685
Debt (Note 6)	356,245	355,851
Broadcast rights payable	2,188	2,498
Deferred tax liabilities	9,322	8,449
Deferred revenue	300	475
Deferred gain on sale of assets	1,432	1,563
Other liabilities	4,629	4,554
Total liabilities	395,908	393,075
Commitments and contingencies

Shareholder’s deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding as of each of September 30, 2011 and December 31, 2010	1	1
Subscription receivable	(1)	(1)
Contra equity due from affiliate on debt issuance (Note 6)	(193,399)	(188,790)
Accumulated deficit	(112,306)	(109,287)
Total shareholder’s deficit	(305,705)	(298,077)
Total liabilities and shareholder’s deficit	$90,203	$94,998

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net broadcast revenue	$3,055	$2,395	$8,726	$6,988
Revenue from Nexstar Broadcasting, Inc.	6,469	6,813	19,985	20,558
Net revenue	9,524	9,208	28,711	27,546
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,385	1,312	3,856	4,240
Selling, general, and administrative expenses, excluding depreciation and amortization	544	608	1,670	1,738
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,785	1,785	5,355	5,375
Amortization of broadcast rights	1,017	940	2,957	2,782
Amortization of intangible assets	1,271	1,287	3,823	3,861
Depreciation	699	741	2,087	2,204
Loss (gain) on asset disposal, net	(27)	2	52	31
Total operating expenses	6,674	6,675	19,800	20,231
Income from operations	2,850	2,533	8,911	7,315
Interest expense, net	(3,684)	(3,662)	(10,994)	(9,346)
Loss on extinguishment of debt	—	—	—	(2,431)
Loss before income taxes	(834)	(1,129)	(2,083)	(4,462)
Income tax expense	(313)	(305)	(936)	(920)
Net loss	$(1,147)	$(1,434)	$(3,019)	$(5,382)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the Nine Months Ended September 30, 2011
(in thousands, except share information, unaudited)

	Common Stock		Subscription	Contra Equity Due from Affiliate on	Accumulated	Total Shareholder’s
	Shares	Par Value	Receivable	Debt	Deficit	Deficit
Balance as of December 31, 2010	1,000	$1	$(1)	$(188,790)	$(109,287)	$(298,077)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 6)	—	—	—	(400)	—	(400)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments (Note 6)	—	—	—	(4,209)	—	(4,209)
Net loss	—	—	—	—	(3,019)	(3,019)
Balance as of September 30, 2011	1,000	$1	$(1)	$(193,399)	$(112,306)	$(305,705)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,019)	$(5,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	879	865
Depreciation of property and equipment	2,087	2,204
Amortization of intangible assets	3,823	3,861
Amortization of debt financing costs	160	261
Amortization of broadcast rights, excluding barter	1,098	1,144
Payments for broadcast rights	(1,299)	(1,432)
Loss on asset disposal, net	52	31
Loss on extinguishment of debt	—	2,431
Deferred gain recognition	(131)	(131)
Amortization of debt discount	286	157
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(569)	(197)
Prepaid expenses and other current assets	54	30
Other noncurrent assets	(16)	—
Taxes payable	(14)	(14)
Accounts payable and accrued expenses	(20)	(127)
Interest payable	3,002	5,352
Deferred revenue	(250)	(558)
Other noncurrent liabilities	49	117
Due to Nexstar Broadcasting, Inc.	(5,373)	(2,629)
Net cash provided by operating activities	799	5,983
Cash flows from investing activities:
Purchases of property and equipment	(286)	(103)
Proceeds from insurance on casualty loss	18	—
Net cash used in investing activities	(268)	(103)
Cash flows from financing activities:
Repayment of long-term debt	(292)	(133,458)
Proceeds from issuance of long-term debt	—	131,906
Consideration paid for debt extinguishment	—	(992)
Refunds of (payments for) debt financing costs	8	(1,177)
Net cash used in financing activities	(284)	(3,721)
Net increase in cash and cash equivalents	247	2,159
Cash and cash equivalents at beginning of period	1,249	903
Cash and cash equivalents at end of period	$1,496	$3,062
Supplemental information:
Interest paid	$7,547	$3,733
Income taxes paid, net	$70	$70
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$26	$15
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 6)	$—	$184,934

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2011, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 16 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 4, 2011, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2011, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2011, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Balance Sheet as of December 31, 2010 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the annual two-step goodwill impairment test. The update is effective for the Company’s goodwill impairment testing performed in the fourth quarter of 2012, but early adoption is permitted, including for the Company’s 2011 testing. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.           Station Acquisition

On August 8, 2011, Mission signed a definitive agreement to acquire the FCC licenses and certain equipment of WTVW, an independent station serving the Evansville, Indiana market, from Nexstar for $6.7 million in cash. Upon consummation of the sale of WTVW, Mission expects to sign local service agreements with Nexstar for WTVW, similar to Mission’s existing local service arrangements with Nexstar. The transaction has been approved by the FCC and the Company expects it to close on December 1, 2011. Mission intends to fund this acquisition with borrowings from revolving loans under its senior secured credit agreement.

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

Mission stations had the following local service agreements in effect with Nexstar as of September 30, 2011:

Station	Market	Affiliation	Type of Agreement	Expiration	Consideration received from or paid to Nexstar
WFXP	Erie, PA	FOX	TBA	8/16/16	Monthly payments received from Nexstar(1)

KJTL	Wichita Falls, TX-	FOX	SSA	5/31/19	$60 thousand per month paid to Nexstar
KJBO-LP	Lawton, OK	MyNetworkTV	JSA	5/31/19	70% of the KJTL/KJBO-LP net revenue collected each month received from Nexstar

WYOU	Wilkes Barre-	CBS	SSA	1/4/18	$35 thousand per month paid to Nexstar
	Scranton, PA		JSA	9/30/14	70% of the WYOU net revenue collected each month received from Nexstar

KODE	Joplin, MO-	ABC	SSA	3/31/12	$75 thousand per month paid to Nexstar
	Pittsburg, KS		JSA	9/30/14	70% of the KODE net revenue collected each month received from Nexstar

KRBC	Abilene-	NBC	SSA	6/12/13	$25 thousand per month paid to Nexstar
	Sweetwater, TX		JSA	6/30/14	70% of the KRBC net revenue collected each month received from Nexstar

KSAN	San Angelo, TX	NBC	SSA	5/31/14	$10 thousand per month paid to Nexstar
			JSA	5/31/14	70% of the KSAN net revenue collected each month received from Nexstar

WAWV	Terre Haute, IN	ABC	SSA	5/8/13	$10 thousand per month paid to Nexstar
			JSA	5/8/13	70% of the WAWV net revenue collected each month received from Nexstar

KCIT	Amarillo, TX	FOX	SSA	4/30/19	$50 thousand per month paid to Nexstar
KCPN-LP		MyNetworkTV	JSA	4/30/19	70% of the KCIT/KCPN-LP net revenue collected each month received from Nexstar

KHMT	Billings, MT	FOX	TBA	12/13/17	Monthly payments received from Nexstar(1)

KAMC	Lubbock, TX	ABC	SSA	2/15/19	$75 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KAMC net revenue collected each month received from Nexstar

KOLR	Springfield, MO	CBS	SSA	2/15/19	$150 thousand per month paid to Nexstar
			JSA	2/15/19	70% of the KOLR net revenue collected each month received from Nexstar

WUTR	Utica, NY	ABC	SSA	3/31/14	$10 thousand per month paid to Nexstar
			JSA	3/31/14	70% of the WUTR net revenue collected each month received from Nexstar

WTVO	Rockford, IL	ABC/	SSA	10/31/14	$75 thousand per month paid to Nexstar
		MyNetworkTV	JSA	10/31/14	70% of the WTVO net revenue collected each month received from Nexstar

KTVE	Monroe, LA-	NBC	SSA	1/16/18	$20 thousand per month paid to Nexstar
	El Dorado, AR		JSA	1/16/18	70% of the KTVE net revenue collected each month received from Nexstar

(1)	Payments are variable based on station’s monthly operating expenses.

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

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2011			December 31, 2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(51,779)	$14,664	$66,443	$(48,616)	$17,827
Other definite-lived intangible assets	1-15	13,117	(11,235)	1,882	13,117	(10,575)	2,542
Other intangible assets		$79,560	$(63,014)	$16,546	$79,560	$(59,191)	$20,369

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended September 30, 2011 and 2010 and $ 3.8 million and $3.9 million, respectively, for the nine months then ended.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2011 (in thousands):

Remainder of 2011	$1,270
2012	5,081
2013	4,254
2014	1,382
2015	1,098
2016	1,098
Thereafter	2,363

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	$20,279	$(1,550)	$18,729	$31,395	$(10,697)	$20,698
Balance as of September 30, 2011	20,279	(1,550)	18,729	31,395	(10,697)	20,698

There were no changes recorded to goodwill or FCC licenses during the nine months ended September 30, 2011 or the year ended December 31, 2010. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2011, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):
	September 30, 2011	December 31, 2010
Term loans	$38,513	$38,805
Revolving credit facility	—	—
8.875% Senior secured second lien notes due 2017, net of discount of $6,878 and $7,564, respectively	318,122	317,436
	356,635	356,241
Less: current portion	(390)	(390)
	$356,245	$355,851

On July 29, 2011, Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement and Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated Nexstar Broadcasting and Mission total leverage ratio to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

Unused Commitments and Borrowing Availability

As of September 30, 2011, Mission had $10.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of September 30, 2011.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the net proceeds and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity (due from affiliate) in their separate financial statements given the common control nature of the entities. As of September 30, 2011, Nexstar had a balance of $185.7 million of debt and $7.7 million of interest payable related to the 8.875% Notes, both of which are included in contra equity due from affiliate on the Condensed Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,513	$37,646	$38,805	$38,805
8.875% Senior secured second lien notes(2)	318,122	323,781	317,436	345,313

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

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit has been recognized on the Company’s taxable losses for the three and nine months ended September 30, 2011 and 2010 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke, and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act or adopt other legislation in a manner that could impact the Company’s stations and the television broadcast industry in general.

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, with low power and television translator stations operating on channels 52-69 being required to cease operation on those channels by December 31, 2011. The Company holds two low power analog station licenses and two analog television translator station licenses which will need to transition to digital operations by September 1, 2015.

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

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of September 30, 2011, Nexstar had a maximum commitment of $175.0 million under its senior secured credit facility, of which $116.8 million was outstanding, had $37.9 million of the 7% Notes outstanding and $112.6 million of the 7% PIK Notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of the Company’s senior secured credit facility by Nexstar Broadcasting Group, Inc., Mission granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreements, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Indemnification Obligations

In connection with certain agreements into which the Company enters in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been immaterial and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

Chief Executive Officer

On March 28, 2011, Mission’s President and Treasurer, David S. Smith, passed away. Mr. Smith previously was performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission. Mr. Smith was also the sole shareholder and Director of Mission. His shares transferred to his estate upon his passing. On September 28, 2011, the FCC granted an application for consent to the transfer of control of Mission to Nancie J. Smith, Mission’s Vice President and Secretary, and the shares were transferred on October 1, 2011. Ms. Smith has been performing similar functions of the principal executive officer, principal financial officer and principal accounting officer of Mission.

10.	Subsequent Events

On October 1, 2011 the ownership of Mission’s shares was transferred to Ms. Smith as discussed in the preceding note.

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

Overview of Operations

As of September 30, 2011, we owned and operated 16 television stations and four digital multicast channels. We have local service agreements with certain television stations of Nexstar Broadcasting, Inc. (“Nexstar”), through which Nexstar provides various programming, sales or other services to our television stations. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations of our stations.

On August 8, 2011, we signed a definitive agreement to acquire the FCC licenses and certain equipment of WTVW, an independent station serving the Evansville, Indiana market, from Nexstar for $6.7 million in cash. Upon consummation of the sale of WTVW, we expect to sign local service agreements with Nexstar for WTVW, similar to our existing local service arrangements with Nexstar. The transaction has been approved by the FCC and we expect it to close on December 1, 2011. We intend to fund this acquisition with borrowings from revolving loans under our senior secured credit agreement.
The following table summarizes the various local service agreements our stations had in effect as of September 30, 2011 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO and KTVE

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

Each of our stations has a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time. ABC and CBS compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with NBC, FOX, MyNetworkTV and Bounce do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements, the amount of network compensation has been declining from year to year. We expect this trend to continue in the future. Therefore, revenue associated with network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$2,325	95.4	$1,575	85.7	$6,500	94.6	$4,563	85.3
Network compensation	94	3.9	240	13.0	293	4.3	711	13.3
Other	18	0.7	23	1.3	74	1.1	76	1.4
Net broadcast revenue before barter	2,437	100.0	1,838	100.0	6,867	100.0	5,350	100.0
Barter revenue	618		557		1,859		1,638
Revenue from Nexstar	6,469		6,813		19,985		20,558
Net revenue	$9,524		$9,208		$28,711		$27,546

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$9,524	100.0	$9,208	100.0	$28,711	100.0	$27,546	100.0
Operating expenses (income):
Corporate expenses	232	2.4	276	3.0	664	2.3	742	2.7
Station direct operating expenses	1,385	14.5	1,312	14.2	3,856	13.4	4,240	15.4
Selling, general and administrative expenses	312	3.3	332	3.6	1,006	3.5	996	3.6
Fees incurred pursuant to local service agreements with Nexstar	1,785	18.8	1,785	19.4	5,355	18.7	5,375	19.5
Loss (gain) on asset disposal, net	(27)	(0.3)	2	0.0	52	0.2	31	0.1
Barter expense	618	6.5	557	6.1	1,859	6.5	1,638	5.9
Depreciation and amortization	1,970	20.7	2,028	22.0	5,910	20.6	6,065	22.0
Amortization of broadcast rights, excluding barter	399	4.2	383	4.2	1,098	3.8	1,144	4.2
Income from operations	$2,850		$2,533		$8,911		$7,315

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Net revenue for the three months ended September 30, 2011 increased by $0.3 million, or 3.4%, from the same period in 2010. This increase was primarily attributed to an increase in retransmission compensation, which was partially offset by a decrease in revenue from Nexstar.

Revenue from Nexstar was $6.5 million for the three months ended September 30, 2011, compared to $6.8 million for the same period in 2010, a decrease of $0.3 million or 5.0%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has declined as a result of the decrease in political advertising in 2011, which is not an election year.

Compensation from retransmission consent and network affiliation agreements was $2.4 million for the three months ended September 30, 2011, compared to $1.8 million for the same period in 2010, an increase of $0.6 million, or 33.3%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

Corporate expenses were relatively consistent at $0.2 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $1.7 million for the three months ended September 30, 2011, compared to $1.6 million for the same period in 2010, an increase of $0.1 million, or 3.2%. The increase was primarily due to network affiliation fees incurred for the new ABC contracts signed.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees remained consistent at $1.8 million for each of the three months ended September 30, 2011 and 2010.

Depreciation of property and equipment remained consistent at $0.7 million for each of the three months ended September 30, 2011 and 2010. Amortization of intangible assets remained consistent at $1.3 million for each of the three months ended September 30, 2011 and 2010.

Interest Expense

Interest expense, net remained consistent at $3.7 million for each of the three months ended September 30, 2011and 2010. The types, interest rates and levels of debt were consistent during the two periods.

Income Taxes

Income tax expense remained consistent at $0.3 million for each of the three months ended September 30, 2011 and 2010, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Net revenue for the nine months ended September 30, 2011 increased by $1.2 million, or 4.2%, from the same period in 2010. This increase was primarily attributed to an increase in retransmission compensation, partially offset by a decrease in network compensation and revenue from Nexstar, as discussed below.

Revenue from Nexstar was $20.0 million for the nine months ended September 30, 2011, compared to $20.6 million for the same period in 2010, a decrease of $0.6 million, or 2.8%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which declined slightly, as a result of the decrease in political advertising in 2011, which is not an election year.

Compensation from retransmission consent and network affiliation agreements was $6.8 million for the nine months ended September 30, 2011, compared to $5.3 million for the same period in 2010, an increase of $1.5 million, or 28.8%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

Corporate expenses remained consistent at $0.7 million for each of the nine months ended September 30, 2011and 2010. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $4.9 million for the nine months ended September 30, 2011, compared to $5.2 million for the same period in 2010, a decrease of $0.4 million, or 7.1%. The decrease was primarily due to the expiration of certain analog tower leases in August 2010 that were no longer needed after the switch to digital broadcasts and was partially offset by network affiliation fees incurred for the new ABC contracts signed.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees remained consistent at $5.4 million for each of the nine months ended September 30, 2011 and 2010.

Depreciation of property and equipment remained relatively consistent at $2.1 million for the nine months ended September 30, 2011, compared to $2.2 million for the same period in 2010. Amortization of intangible assets remained relatively consistent at $3.8 million for the nine months ended September 30, 2011, compared to $3.9 million for the same period in 2010.

Interest Expense

Interest expense, net increased by $1.6 million, or 17.6%, for the nine months ended September 30, 2011, compared to the same period in 2010. The increase was primarily related to the higher interest rate and accretion of discount on the $325.0 million 8.875% Senior Secured Second Lien Notes due 2017 (“8.875% Notes”), issued in the April 2010 refinancing, compared to the senior secured credit facilities.

Income Taxes

Income tax expense remained consistent at $0.9 million for each of the nine months ended September 30, 2011 and 2010, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 4, 2011, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2011. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$799	$5,983
Net cash provided by (used in) investing activities	(268)	(103)
Net cash used in financing activities	(284)	(3,721)
Net (decrease) increase in cash and cash equivalents	$247	$2,159
Cash paid for interest	$7,547	$3,733
Cash paid for taxes	$70	$70

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$1,496	$1,249
Long-term debt including current portion(1)	$356,635	$356,241
Unused commitments under senior secured credit facility(2)	$10,000	$10,000

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

(2)	As of September 30, 2011, all $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

Cash Flows – Operating Activities

Net cash flows from operating activities decreased by $5.2 million during the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was primarily due to the timing of payments of amounts due from Nexstar of $2.7 million and an increase in cash paid for interest of $3.8 million, which was partially offset by our increased revenues, excluding barter, of $0.9 million. The increase in cash paid for interest was primarily due to the timing of interest payments on the 8.875% Notes, which are due in April and October, compared to the senior secured credit facility, which generally has interest payments due each quarter.

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

Cash Flows – Investing Activities

We had minimal cash flows from investing activities in each of the nine months ended September 30, 2011 and 2010. Cash flows from investing activities consisted primarily of cash used for capital additions.

Cash Flows – Financing Activities

Net cash flows used in financing activities totaled $0.3 million during the nine months ended September 30, 2011, representing contractual maturities on our senior secured credit facility, and totaled $3.7 million during the nine months ended September 30, 2010, representing the transactions arising from the issuance of the 8.875% Notes and payments on our senior secured credit facility.

Although our senior credit facility allows for the payment of cash dividends, we do not currently intend to declare or pay a cash dividend.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2011, we had debt of $356.6 million, which represented 700.25% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2011, $10.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2011 (in thousands):

	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Senior secured credit facility	$38,513	$98	$780	$780	$36,855
8.875% Notes (1)	325,000	—	—	—	325,000
	$363,513	$98	$780	$780	$361,855

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

We intend to fund the acquisition of WTVW with borrowings from revolving loans under our senior secured credit facility.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% senior subordinated notes due 2014 (“7% Notes”) and the 7% senior subordinated PIK notes due 2014 (“7% PIK Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2011, Nexstar had a maximum commitment of $175.0 million under its senior secured credit facility, of which $116.8 million was outstanding, had $37.9 million of the 7% Notes outstanding and $112.6 million of the 7% PIK Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 4, 2011. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require them to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of September 30, 2011, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of September 30, 2011, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that as of September 30, 2011 there have been no material changes to this information.

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

Our term loan borrowings as of September 30, 2011 under our senior secured credit facility bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2011 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.1 million, based on the outstanding balance of our credit facility as of September 30, 2011. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                       Reserved

ITEM 5.                       Other Information

On March 28, 2011, Mission’s President, Treasurer and sole shareholder, David S. Smith, passed away. His shares transferred to his estate upon his passing. On September 28, 2011, the FCC granted an application for consent to the transfer of control of Mission to Nancie J. Smith, Mr. Smith’s wife and Mission’s Vice President and Secretary, and the shares were transferred on October 1, 2011.

ITEM 6.                       Exhibits

Exhibit No.	Description
31.1	Certification of Nancie J. Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Nancie J. Smith pursuant to 18 U.S.C. ss. 1350.
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2011 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: November 9, 2011