Form 10-K
period 2011-12-31
MISSION BROADCASTING INC
filed 2012-03-30
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

As of March 26, 2012, the Registrant had 1,000 shares of common stock outstanding.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses:  Seinfeld (Columbia Tristar Televisions Distribution, a unit of Sony Pictures) and Entertainment Tonight (Paramount Distribution, a division of Viacom Inc.).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and other similar words.

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

As of December 31, 2011, we owned and operated 17 stations and four digital multicast (“DM”) channels. The stations are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. Our stations are affiliated with NBC (3 stations), FOX (4 stations), ABC (5 stations), CBS (2 stations), MyNetworkTV (2 stations and one DM), Bounce TV (3 DMs) and one of our stations is independent.

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

Our stations provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time on our stations to local and national advertisers by Nexstar under local service agreements.

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2011 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO and WTVW

(1)
We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission, based on the station’s monthly operating expenses.

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

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We expect to continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of ten years. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

Under these local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. In compliance with Federal Communications Commission (“FCC”) regulations for Mission and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Nexstar Broadcasting Group guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior subordinated notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, we granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2011.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2011:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
75	Springfield, MO	KOLR	CBS	7	(3)
104	Evansville, IN	WTVW	Independent	5	8/1/13
130	Amarillo, TX	KCIT	FOX	5	(3)
		KCPN-LP	MyNetworkTV		(3)
134	Rockford, IL	WTVO/WTVO-D-2	ABC/MyNetworkTV	4	(3)
137	Monroe, LA-El Dorado, AR	KTVE	NBC	6	6/1/13
142	Wichita Falls, TX- Lawton, OK	KJTL/KJTL-D-2	FOX/Bounce TV	5	(3)
		KJBO-LP	MyNetworkTV		(3)
143	Lubbock, TX	KAMC/KAMC-D-2	ABC/Bounce TV	5	(3)
146	Erie, PA	WFXP	FOX	4	(3)
149	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
154	Terre Haute, IN	WAWV	ABC	3	(3)
164	Abilene-Sweetwater, TX	KRBC/KRBC-D-2	NBC/Bounce TV	4	(3)
168	Billings, MT	KHMT	FOX	4	(3)
172	Utica, NY	WUTR	ABC	4	(3)
197	San Angelo, TX	KSAN	NBC	4	(3)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

(2)
The term “commercial station” means a television broadcast station and excludes non-commercial stations, religious and Spanish-language stations, cable program services or networks. Source: Investing in Television Market Report 2011 4th Edition, as published by BIA Financial Network, Inc.

(3)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”), that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating and share in a market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, ABC, CBS or FOX) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

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

Network Affiliations

Most of our stations are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KTVE	Monroe, LA-El Dorado, AR	NBC	June 2012
KSAN	San Angelo, TX	NBC	June 2012
KRBC	Abilene-Sweetwater, TX	NBC	June 2012
KOLR	Springfield, MO	CBS	June 2013
KCIT	Amarillo, TX	FOX	December 2013
KHMT	Billings, MT	FOX	December 2013
KJTL	Wichita Falls, TX-Lawton, OK	FOX	December 2013
WFXP	Erie, PA	FOX	December 2013
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2	Rockford, IL	MyNetworkTV	August 2014
KJTL-D-2	Wichita Falls, TX-Lawton, OK	Bounce TV	September 2014
KAMC-D-2	Lubbock, TX	Bounce TV	September 2014
KRBC-D-2	Abilene-Sweetwater, TX	Bounce TV	September 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015
WAWV	Terre Haute, IN	ABC	June 2017
WUTR	Utica, NY	ABC	June 2017
WTVO	Rockford, IL	ABC	June 2017
KAMC	Lubbock, TX	ABC	June 2017
KODE	Joplin, MO-Pittsburg, KS	ABC	June 2017

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

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and with other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (“the Communications Act”). The following is a brief discussion of certain provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, public notices and policies.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny the application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a trial-type hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

In addition to considering rule violations in connection with a license renewal application, the FCC may sanction a station licensee for failing to observe FCC rules and policies during the license term, including the imposition of a monetary forfeiture.

Station Transfer. The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 20% non-U.S. ownership (by vote and by equity).

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

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

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount. Our stations have a combined national audience reach of 1.6% of television households with the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices”, ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices”, ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC adopted modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect. In July 2011, however, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to the newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI was intended to assist the Commission in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments are due in April 2012. We cannot predict what rules the FCC will adopt or when they will be adopted.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals.  Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2014, and will be effective January 1, 2015. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

We elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We have negotiated retransmission consent agreements with all of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning (and, under recently reinstated rules, video description);

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, all full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the conversion of existing low power and television translator stations to digital operation, establishing a September 1, 2015 deadline by which low power and television translator stations must cease analog operation.

Employees

As of December 31, 2011, we had a total of 34 employees, all of which were full-time. As of December 31, 2011, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

We have a history of net losses.

We had net losses of $1.7 million, $2.7 million and $0.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009. We may not be able to achieve or maintain profitability.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2011, we had $363.5 million of debt, including $318.4 million of debt co-issued with Nexstar, which represented 645% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 23, 2012. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2011, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

We guarantee $37.9 million of outstanding 7% senior subordinated notes issued by Nexstar, $112.6 million of outstanding 7% senior subordinated PIK notes issued by Nexstar and $127.3 million of amounts outstanding under Nexstar’s senior secured credit facilty

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. Additionally, Nexstar has $47.4 million of unused revolver commitments available under its senior secured credit facility, which is also guaranteed by us.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate have network affiliation agreements – 3 stations have primary affiliation agreements with NBC, 2 with CBS, 5 with ABC, 4 with FOX and 2 with MyNetworkTV. Each of NBC, CBS and ABC generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of our stations are scheduled to expire at various times through June 2017. Our NBC network agreements for three stations expire on June 1, 2012. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Mission’s retransmission consent agreements with cable operators, direct broadcast satellite operators, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements and are including these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate, which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period.

On January 3, 2006, Cable America Corporation (“Cable America”) submitted a petition to deny the applications for renewal of license for Nexstar’s station, KOZL, and our station, KOLR, both licensed to Springfield, Missouri. Cable America alleged that Nexstar’s local service agreement arrangements with us give Nexstar improper control over our operations. We and Nexstar submitted a joint opposition to this petition to deny and Cable America submitted a reply. Cable America subsequently requested that the FCC dismiss its petition. However, the petition remains pending with the FCC.

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

Since January 1, 2003, we have tripled the number of stations that we operate, having acquired 11 stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

•	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;

•	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;

•	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;

•	we may experience difficulties integrating operations and systems, as well as company policies and cultures;

•	we may fail to retain and assimilate employees of the acquired business; and

•	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now. Our TBAs with Nexstar were entered into prior to November 1996 and are grandfathered.

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

In addition, the FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. The FCC initiated its statutory review of its ownership rules in May 2010, and in December 2011 it issued a notice of proposed rulemaking (NPRM) in that review.  The NPRM specifically requests comment on shared services agreements and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. We believe the FCC will continue its review during 2012 but we cannot predict when the FCC will issue a decision on any proposed rule changes. However, if the FCC adopts a joint sales agreement attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

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

As of December 31, 2011, $55.9 million, or 61.4%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We recorded an impairment charge of $2.3 million during the year ended December 31, 2009 that included an impairment to the carrying values of FCC licenses of $2.0 million, related to eight of our stations, and an impairment to the carrying value of goodwill of $0.3 million, related to one reporting unit consisting of one of our stations. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

In addition, video compression techniques now in use with direct broadcast satellites, cable and wireless cable are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. The Supreme Court agreed to review that decision and heard oral argument in the case in January 2012. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325,000 per violation.

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

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, home video and entertainment systems and Internet and mobile distribution of video programming have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest; to determine whether to require TV stations to maintain their public inspection files online (with additional information disclosed); and to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule. A change to any of these rules may have a significant impact on us.

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

The FCC may also decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry in general.

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

Item 1B.	Unresolved Staff Comments

None

Item 2.                      Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease

WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site(1)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(1)	—	—	—

KSAN—San Angelo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KTVE—Monroe, LA-El Dorado, AR
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site – El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site – Bolding	Leased	11.5 Acres	4/30/32

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease

KAMC—Lubbock, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site-Mohawk	Leased	48 Sq. Ft	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW-Evansville, IN
Office-Studio (1)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

Corporate Office—Westlake, OH	Leased	640 Sq. Ft.	12/31/13

(1)	These locations used by the stations are owned by Nexstar.

Item 3.                      Legal Proceedings

From time to time, we are involved in litigation that arises from the ordinary course of our business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, we believe the resulting liabilities would not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.                      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2011, our common stock was not traded on any market and two shareholders held 1,000 shares of common stock. Our senior secured credit agreement prohibits us from paying dividends to shareholders over the term of the agreement.

Item 6.                 Selected Financial Data

On December 1, 2011, we acquired WTVW, an independent station in Evansville, Indiana, from Nexstar. Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission, due to (1) the local service agreements we have with Nexstar, (2) Nexstar’s guarantee of the obligations under our senior secured credit facility, (3) Nexstar having power over significant activities affecting our economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of our stations and to acquire our stock, subject to FCC consent. Our acquisition of WTVW, therefore, was deemed under U.S. GAAP to be a change in our reporting entity and our historical results have been presented as if we owned and operated WTVW as of the earliest period presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes, included herein. Amounts below are presented in thousands.

	2011	2010	2009	2008	2007

Statement of Operations Data, for the years ended December 31:
Net broadcast revenue	$18,933	$18,086	$16,210	$16,124	$15,599
Revenue from Nexstar (1)	27,800	29,878	25,435	35,283	30,556
Net revenue	46,733	47,964	41,645	51,407	46,155
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	7,797	8,165	8,306	9,074	7,583
Selling, general and administrative expenses, excluding depreciation and amortization	4,507	4,691	4,837	4,719	4,584
Fees incurred pursuant to local service agreements with Nexstar(2)	7,190	7,160	7,425	8,090	7,860
Impairment of goodwill	—	—	261	1,289	—
Impairment of other intangible assets	—	—	1,997	10,149	—
Loss (gain) on asset exchange	—	11	(2,738)	(869)	(317)
Loss (gain) on asset disposal, net	190	159	56	(349)	92
Amortization of broadcast rights	4,646	4,611	5,638	5,533	5,466
Depreciation and amortization	8,674	8,650	9,392	9,192	9,038
Income from operations	13,729	14,517	6,471	4,579	11,849
Interest expense	(14,681)	(12,998)	(6,051)	(9,420)	(12,252)
Loss on extinguishment of debt	—	(2,432)	—	—	—
(Loss) income before income taxes	(952)	(913)	420	(4,841)	(403)
Income tax (expense) benefit	(749)	(1,836)	(986)	737	(1,135)
Net loss	$(1,701)	$(2,749)	$(566)	$(4,104)	$(1,538)

Balance Sheet Data, as of December 31:
Cash and cash equivalents	$1,898	$1,250	$903	$1,572	$10,054
Working capital (deficit)	(8,557)	1,843	(2,169)	(7,357)	(12,576)
Net intangible assets and goodwill	55,945	61,476	66,806	74,038	84,450
Total assets	91,056	107,526	111,266	116,998	126,578
Total debt	363,477	356,241	172,360	174,087	175,814
Total shareholders’ deficit	(307,102)	(279,497)	(87,958)	(87,392)	(83,288)

Statement of Cash Flows Data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$1,551	$4,370	$4,636	$8,837	$4,208
Investing activities	(7,221)	(295)	(1,756)	(15,592)	(3,064)
Financing activities	6,318	(3,728)	(3,548)	(1,727)	5,273
Capital expenditures	541	295	1,756	8,247	2,683
Cash payments for broadcast rights	1,815	2,009	1,951	1,857	1,808

(1)
We have joint sales agreements with Nexstar, which permit Nexstar to sell and retain a percentage of the net revenue from the advertising time on our stations in return for monthly payments to us of the remaining percentage of the net revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for us, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)
We have shared services agreements with Nexstar, which allow the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

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

Overview of Operations

As of December 31, 2011, we owned and operated 17 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2011 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO and WTVW

(1)
We have a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us, based on the station’s monthly operating expenses.

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

Under the local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. For more information about our local service agreements with Nexstar, refer to Note 4 of our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

On December 1, 2011, we acquired WTVW, an independent station in Evansville, Indiana, from Nexstar for $6.7 million in cash, funded with borrowings from our senior secured credit agreement. Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission, due to (1) the local service agreements we have with Nexstar, (2) Nexstar’s guarantee of the obligations under our senior secured credit facility, (3) Nexstar having power over significant activities affecting our economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) purchase options granted by Mission that permit Nexstar to acquire the assets and assume the liabilities of our stations and acquire our stock, subject to FCC consent. Our acquisition of WTVW, therefore, was deemed under U.S. GAAP to be a change in our reporting entity and our historical results have been presented as if we owned and operated WTVW as of the earliest period presented.  For further discussion of this acquisition, see Note 3 to our Financial Statements.

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2011 was not an election year, we are reporting less revenue in 2011 compared to 2010, which is in line with our expectations.

We earn revenues from local cable providers, satellite services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. We have been successful at negotiating favorable pricing with MVPDs, as well as signing retransmission agreements with additional MVPDs, driving significant revenue gains over the last few years.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the stations during specified time periods, including prime time. NBC and CBS compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with ABC, FOX, MyNetworkTV and Bounce TV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements with NBC, CBS, ABC and FOX, network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates. In 2011, we renewed our affiliation agreements with ABC through June 2017 for our four ABC stations. Additionally, we signed an agreement with ABC for affiliation of our station in Terre Haute, Indiana. The Terre Haute station, previously the FOX affiliate WFXW, launched with ABC on September 1, 2011 as WAWV. On July 1, 2011, WTVW in Evansville, Indiana launched Local 7, an independent station. WTVW’s FOX affiliation agreement terminated on June 30, 2011. In 2011, we renewed our affiliation agreements with FOX through December 2013 for our four remaining FOX stations. On September 26, 2011, we launched three new digital multicasts as affiliates of Bounce TV network, the first broadcast television network targeting African-American audiences.

Each station acquires licenses to broadcast programming in non-news and non-network time periods. The licenses are either purchased from a program distributor for cash or the program distributor is allowed to sell some of the advertising inventory as compensation to eliminate or reduce the cash cost for the license. The latter practice is referred to as barter broadcast rights. The station records the estimated fair market value of the licenses, including any advertising inventory given to the program distributor, as a broadcast right asset and liability. Barter broadcast rights are recorded at management’s estimate of the value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. The assets are amortized using the straight-line method over the license period or period of usage, whichever ends earlier. The cash broadcast rights liabilities are reduced by monthly payments while the barter liability is amortized over the same amortization period as the asset as barter revenue.

Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Amendment to Credit Agreement

On July 29, 2011, Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement and Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated total leverage ratio of Nexstar and Mission to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Retransmission compensation	$9,837	62.9	$7,132	47.8	$5,560	43.5
Net advertising revenue	5,363	34.3	6,685	44.9	6,129	48.0
Network compensation	351	2.2	986	6.6	1,000	7.8
Other	96	0.6	101	0.7	90	0.7
Net broadcast revenue before barter revenue	15,647	100.0	14,904	100.0	12,779	100.0
Barter and trade revenue	3,286		3,182		3,431
Revenue from Nexstar Broadcasting, Inc.	27,800		29,878		25,435
Net revenue	$46,733		$47,964		$41,645

Results of Operations

The following table sets forth a summary of our operations for the years ended December 31 and the components as a percentage of net revenue (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Net revenue	$46,733	100.0	$47,964	100.0	$41,645	100.0
Operating expenses (income):
Corporate expenses	913	2.0	1,090	2.3	1,263	3.0
Station direct operating expenses	7,622	16.3	7,941	16.6	8,154	19.6
Selling, general and administrative expenses	3,594	7.7	3,601	7.5	3,574	8.6
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,190	15.4	7,160	14.9	7,425	17.8
Loss (gain) on asset exchange	—	—	11	—	(2,738)	(6.5)
Loss on asset disposal, net	190	0.4	159	0.4	56	0.1
Barter and trade expense	3,280	7.0	3,184	6.6	3,427	8.2
Depreciation and amortization	8,674	18.6	8,650	18.0	9,392	22.6
Impairment of goodwill	—	—	—	—	261	0.6
Impairment of other intangible assets	—	—	—	—	1,997	4.8
Amortization of broadcast rights, excluding barter	1,541	3.2	1,651	3.4	2,363	5.7
Income from operations	$13,729		$14,517		$6,471

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Net revenue for the year ended December 31, 2011 remained relatively consistent with a decrease of $1.2 million, or 2.6%, from the same period in 2010. This decrease was primarily attributed to decreases in revenue from Nexstar and net advertising revenue, which was partially offset by an increase in retransmission compensation.

Revenue from Nexstar and net advertising revenue was $33.2 million for the year ended December 31, 2011, compared to $36.6 million for the same period in 2010, a decrease of $3.4 million, or 9.3%. The decrease was primarily attributed to the decrease in political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn decreased the revenue we earned from Nexstar through the JSAs. The decrease in political revenue was as we expected, as 2011 was not an election year.

Compensation from retransmission consent and network affiliation agreements was $10.2 million for the year ended December 31, 2011, compared to $8.1 million for the same period in 2010, an increase of $2.1 million, or 25.5%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year, which is consistent with industry-wide trends.

Operating Expenses

Corporate expenses were $0.9 million for the year ended December 31, 2011 compared to $1.1 million for the same period in 2010, a decrease of $0.2 million or 16.2%. The decrease was primarily related to a decrease in employee compensation expense, due to the death of our former President on March 28, 2011 and vacancy in the position during a portion of the year. Our Chairman of the Board fulfilled certain management functions throughout the year, but received a lower salary than our former President. The position of President and Treasurer was filled, effective December 19, 2011, with our former Executive Vice President and Chief Operating Officer. Corporate expenses relate to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses remained relatively consistent with a decrease of $0.3 million, or 2.8% for the year ended December 31, 2011, compared to the same period in 2010. Within this category, we had a decrease of $0.4 million in technical costs, due to our release from certain tower leases for replaced analog equipment, which was partially offset by an increase of $0.3 million in programming costs, due to increased fees paid to our network affiliates.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, administrative support and other services under the SSAs. SSA fees remained consistent at $7.2 million for each of the years ended December 31, 2011 and 2010.

Amortization of broadcast rights, excluding barter, remained fairly consistent at $1.5 million for the year ended December 31, 2011, compared to $1.6 million for the same period in 2010, a decrease of $0.1 million, or 6.7%.

Depreciation of property and equipment remained fairly consistent at $3.1 million for the year ended December 31, 2011, compared to $3.3 million for the same period in 2010.

Interest Expense

Interest expense, net, increased by $1.7 million, or 12.9%, for the year ended December 31, 2011, compared to the same period in 2010. The increase in interest expense was primarily related to the full year of interest and accretion of discount on the 8.875% Notes, which were issued in April of 2010.

Income Taxes

Income tax expense was $0.7 million for the year ended December 31, 2011, compared to $1.8 million for the same period in 2010. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2011 and 2010, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Net revenue for the year ended December 31, 2010, increased by $6.3 million, or 15.2%, from the same period in 2009. This increase was primarily attributed to an increase in revenue from Nexstar, supplemented by an increase in retransmission compensation.

Revenue from Nexstar and net advertising revenue was $36.6 million for the year ended December 31, 2010, compared to $31.6 million for the same period in 2009, an increase of $5.0 million, or 15.8%. The increase was primarily attributed to increases in the local, national and political revenue that Nexstar generated from selling all of the advertising of our stations, which in turn increased the revenue we earned from Nexstar through the JSAs.

Compensation from retransmission consent and network affiliation agreements was $8.1 million for the year ended December 31, 2010, compared to $6.6 million for the same period in 2009, an increase of $1.6 million, or 23.8%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses decreased by $0.2 million, or 1.6% for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to a decrease in utility usage as a result of switching from analog to digital broadcasts.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, administrative support and other services under the SSAs. SSA fees decreased by $0.3 million, or 3.6%, for the year ended December 31, 2010 compared to the same period in 2009. These fees decreased due to the elimination of the newscast in Wilkes-Barre in the first quarter of 2009.

Amortization of broadcast rights, excluding barter, decreased by $0.7 million, or 30.1%, for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to a lower amount of write-downs of broadcast rights to net realizable value during the year and the elimination of the TBA agreement with KFTA.

Depreciation of property and equipment decreased by $0.7 million, or 18.3%, for the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily due to write-offs incurred in 2009 for obsolete analog equipment and studio and equipment at one station.

During the year ended December 31, 2009, we recognized a gain of $2.7 million from the exchange of equipment under an arrangement with Sprint Nextel Corporation. The exchange program was substantially complete at the end of 2009. During 2009, we recognized impairment on our goodwill and intangibles.

Interest Expense

Interest expense, net, increased by $6.9 million, or 114.6%, for the year ended December 31, 2010, compared to the same period in 2009. The increase in interest expense was primarily related to the higher interest rates and accretion of discount on the 8.875% Notes compared to the bank debt.

Income Taxes

Income tax expense was $1.8 million for the year ended December 31, 2010, compared to $1.0 million for the same period in 2009. The increase was primarily due to the tax benefit recognized in 2009 as a result of the impairment charge on indefinite-lived assets. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortizing of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. The 2009 impairment charge reduced the book value and therefore decreased the deferred tax liability position. No tax benefit was recorded with respect to the taxable losses for 2010 and 2009, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 23, 2012, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2011. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$1,551	$4,370	$4,635
Net cash used in investing activities	(7,221)	(295)	(1,756)
Net cash provided by (used in) financing activities	6,318	(3,728)	(3,548)
Net increase (decrease) in cash and cash equivalents	$648	$347	$(669)
Cash paid for interest	$14,075	$9,956	$5,848
Cash paid for income taxes, net	$65	$61	$80

	As of December 31,
	2011	2010
Cash and cash equivalents	$1,898	$1,250
Long-term debt including current portion(2)	$363,477	$356,241
Unused commitments under senior secured credit facility(1)	$3,300	$10,000

(1)	As of December 31, 2011, all $3.3 million of total unused commitments under our credit facility were available for borrowing.
(2)
We co-issued $325.0 million of 8.875% Notes during the year ended December 31, 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 7 of our Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $2.8 million, or 64.5% during the year ended December 31, 2011, compared to the same period in 2010. The decrease was primarily due to an increase in cash paid for interest of $4.1 million and a decrease of net revenue of $1.2 million, which was partially offset by a decrease in net repayments of amounts due to Nexstar of $2.1 million. The increase in cash paid for interest was due to the full year of interest payments on the 8.875% Notes, which were issued in April of 2010.

Net cash provided by operating activities decreased by $0.3 million during the year ended December 31, 2010, compared to the same period in 2009. The decrease was primarily caused by an increase in cash paid for interest of $4.1 million and an increase in net repayments of amounts due to Nexstar of $5.2 million, which was partially offset by an increase in net revenue of $6.3 million for the year, increased collections from amounts due from customers of $0.7 million and a change in the timing of payments of operating expenses of $1.6 million. The increase in cash paid for interest was due to the higher interest rates on the 8.875% Notes compared to the bank debt.

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

Cash Flows – Investing Activities

Net cash used in investing activities increased by $6.9 million during the year ended December 31, 2011 compared to the same period in 2010. Cash flows from investing activities consisted of capital expenditures and the acquisition of WTVW from Nexstar. Capital expenditures were $0.5 million for the year ended December 31, 2011, compared to $0.3 million for the same period in 2010. We acquired WTVW on December 1, 2011 for $6.7 million in cash.

Net cash used in investing activities decreased by $1.5 million during the year ended December 31, 2010 compared to the same period in 2009. Cash flows from investing activities consisted of capital expenditures. Capital expenditures were $0.3 million for the year ended December 31, 2010, compared to $1.8 million for the same period in 2009. The decrease was primarily attributed to the completion of the conversion of stations from analog to digital broadcasting in 2009.

Cash Flows – Financing Activities

Net cash provided by financing activities was $6.3 million during the year ended December 31, 2011 compared to cash used in financing activities of $3.7 million for the same period in 2010. In connection with the acquisition of WTVW, on December 1, 2011, we borrowed $6.7 million of revolving loans in our senior secured credit facility. We paid $0.4 million of scheduled term loan maturities in our senior secured credit facility.

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

Our senior secured credit facility prohibits the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2011, we had debt of $363.5 million, including $318.4 million of debt co-issued with Nexstar, which represented 645% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on debt which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior secured credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2011, $3.3 million of total unused commitments under our credit facility were available for borrowing.

The following table summarizes the aggregate amount of principal indebtedness scheduled to mature in the following years as of December 31, 2011 (in thousands):

	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Senior secured credit facility	$45,115	$390	$7,480	$37,245	$—
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
	$370,115	$390	$7,480	$37,245	$325,000

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 7 of our Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

We make semi-annual interest payments on our 8.875% Notes in April and October. Interest payments on our senior secured credit facility are generally paid every one to three months, based on the type of interest rate selected.

The terms of our senior secured credit facility and the indenture governing the 8.875% Notes limit, but do not prohibit, us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, 7% senior subordinated notes due 2014 and 7% senior subordinated PIK notes due 2014. Nexstar’s and our senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission. As of December 31, 2011, Nexstar had a maximum commitment of $174.7 million under its senior secured credit facility, of which $127.3 million of debt was outstanding, and had $37.9 million of 7% senior subordinated notes and $112.6 million of 7% PIK senior subordinated notes outstanding.

Debt Covenants

Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including: (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2011, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and Nexstar and we were in compliance with all covenants contained in the indentures governing our respective publicly-held notes. Nexstar has informed us that it believes it will be able to maintain compliance with all covenants contained in the credit agreements governing its senior secured credit facility and its indentures governing publicly held notes for a period of at least the next twelve months from December 31, 2011.

No Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2012	2013 - 2014	2015 - 2016	Thereafter
Senior secured credit facility	$45,115	$390	$7,480	$37,245	$—
8.875% senior secured second lien notes due 2017(1)	325,000	—	—	—	325,000
Cash interest on debt(1)	168,085	31,048	61,728	60,887	14,422
Broadcast rights current cash commitments(2)	2,191	754	1,299	138	—
Broadcast rights future cash commitments	2,119	116	1,111	816	76
Operating lease obligations	23,966	1,470	3,143	3,360	15,993
Total contractual cash obligations	$566,476	$33,778	$74,761	$102,446	$355,491

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar as discussed in Note 7 of our Financial Statements. Principal and interest will be paid based on the ratio of the proceeds received. The full amounts are disclosed above as we are jointly and severally liable on these amounts as a co-issuer of the notes.

(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements at December 31, 2011 in the amount of $3.7 million.

As of December 31, 2011, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, retransmission revenue, broadcast rights, barter, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Valuation of Goodwill and Intangible Assets

Intangible assets represented $55.9 million, or 61.4%, of our total assets as of December 31, 2011. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a market-by-market basis using a discounted cash flow valuation method, assuming a hypothetical startup scenario.

We test the impairment of our goodwill annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of the market (“reporting unit”) to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

We test network affiliation agreements whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2011 and 2010 which resulted in no impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their book values by a margin of at least 10%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2011	2010
Market growth rates	0.8 – 2.7%	(0.2) – 3.6%
Operating profit margins – FCC licenses	11.5 – 24.0%	11.5 – 24.0%
Operating profit margins – goodwill	20.0 – 31.6%	21.6 – 34.7%
Discount rate	10.0%	10.0%
Tax rate	35.3 – 40.6%	35.2 – 40.6%
Capitalization rate	7.3 – 8.0%	7.3 – 8.0%

Broadcast Rights Carrying Amount

Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we write-down the unamortized cost of the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2011, the carrying amounts of our current broadcast rights were $3.3 million and non-current broadcast rights were $2.0 million.

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

Retransmission Revenue

We earn revenues from local cable providers, satellite services and MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us periodically, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Barter and Trade Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We trade certain advertising time for various goods and services, which are recorded at the estimated fair values of the goods or services received. We recorded both barter revenue and barter expense of $3.1 million, $3.0 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded trade revenue and expense of $0.2 million for each of the years ended December 31, 2011, 2010 and 2009.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 5.0% as of December 31, 2011 and the interest rate on the revolver loans was 4.3%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) or 50 basis points (one-half of a percentage point) from its December 31, 2011 level would increase our annual interest expense and decrease our cash flow from operations by $0.3 million or $0.1 million, respectively, based on the outstanding balance of our credit facilities as of December 31, 2011. Conversely, a decrease in LIBOR by 100 or 50 basis points would decrease our annual interest expense and increase our cash flow from operations by less than $0.1 million. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2011, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Treasurer (our principal executive officer and principal financial and accounting officer), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Director and executive officers:

Name	Age	Position With Company
Nancie J. Smith	59	Chairman of the Board and Secretary
Dennis Thatcher	65	President, Treasurer and Director
David S. Smith	-	Former President, Treasurer and Director

Nancie J. Smith has served as our Secretary since December 1997. Ms. Smith was elected as Chairman of the Board effective December 19, 2011. Ms. Smith performed roles similar to our principal executive officer, principal financial officer and principal accounting officer until Mr. Thatcher’s appointment as President and Treasurer became effective. Ms. Smith is the widow of David S. Smith.

Ms. Smith’s qualifications for being a Director of the Company include her years of experience in the television broadcast industry.

Dennis Thatcher was appointed as President and Treasurer and elected to the Board of Directors effective December 19, 2011. Previously, Mr. Thatcher served as Executive Vice President and Chief Operating Officer since October 2004. From November 2003 to March 2004, Mr. Thatcher served as Regional Market Manager for United Media Partners. From November 2002 to October 2003, Mr. Thatcher served as General Sales Manager of KZTV for Eagle Creek Broadcasting. From July 2000 to October 2002, Mr. Thatcher pursued personal interests. From April 1998 to June 2000, Mr. Thatcher served as Senior Vice President and Central Regional Manager for Paxson Communications.

Mr. Thatcher’s qualifications for being a Director of the Company include his years of experience in the television broadcast industry.

David S. Smith served as our President and Treasurer and Director from December 1997 until his death on March 28, 2011. Prior to that, Mr. Smith was the General Manager of WSTR television in Cincinnati, Ohio from 1990 to 1995. Mr. Smith was an ordained minister in the Evangelical Lutheran Church of America.

Mr. Smith’s qualifications for being a Director of the Company included his years of experience in the television broadcast industry.

Code of Ethics

Our Board of Directors adopted a code of ethics that applies to our senior management and Board of Directors, including our Named Executive Officers. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and Directors. The code of ethics is filed hereby as Exhibit 14.1 to this Annual Report on Form 10-K. Any amendments to or waivers from a provision of this code of ethics will be filed on a Current Report on Form 8-K.

Item 11.	Executive Compensation

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

Compensation Discussion and Analysis

The Company was a party to a management services agreement with its former President, David S. Smith, which provided compensation of $0.4 million per year for services performed. The management services agreement terminated upon his death on March 28, 2011.

On December 19, 2011, the Company entered into an employment agreement with Dennis Thatcher to serve as President of the Company. The agreement provides for $142,000 in annual compensation with 2% annual increases. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, as defined in the agreement, Mr. Thatcher is eligible to receive his salary for a period of six months. Prior to December 19, 2011, Mr. Thatcher served as our Chief Operating Officer and was compensated based on his scope of responsibilities, taking into account competitive market compensation paid by other similarly situated companies for this position Mr. Thatcher also serves as a Director.

On December 19, 2011, the Company entered into an employment agreement with Nancie J. Smith to serve as Chairman of the Board and Secretary of the Company. The agreement provides for $120,000 in annual compensation with 2% annual increases. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, as defined in the agreement, Ms. Smith is eligible to receive her salary for a period of six months. During the interim period after the death of David S. Smith and prior to the execution of the agreement, Ms. Smith was employed by the Company as Vice President, Secretary and compensated at an annual salary of $120,000.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31.

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director, former Executive Vice President and COO	2011	$142,200	$—	$—	$—	$ —	$ —	$ —	$142,200
	2010	142,200	—	—	—	—	—	—	142,200
	2009	142,120	—	—	—	—	—	—	142,120

David S. Smith former President, Treasurer and Director	2011	102,308	—	—	—	—	—	—	102,308
	2010	388,654	—	—	—	—	—	—	388,654
	2009	405,000	—	—	—	—	—	—	405,000

Nancie J. Smith Chairman of the Board and Secretary, former Vice President	2011	73,845	—	—	—	—	—	—	73,845
	2010	—	—	—	—	—	—	—	—
	2009	—	—	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prior to his death, Mr. Smith owned 100% of the equity interests in Mission, which is comprised of 1,000 shares of common stock. Upon settlement of his estate, the shares of stock transferred to Ms. Smith, Mr. Smith’s widow. Mr. Thatcher purchased 490 shares of the Company at par value on December 19, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2011:
Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/12	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

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

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements our stations have with Nexstar, we refer you to Note 4 to the Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar Broadcasting Group’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations. Additionally, on November 29, 2011, we granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. This stock purchase option expires on November 29, 2019.

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2011:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	FOX	12/01/05	12/01/14
KJTL and	Wichita Falls, TX-Lawton, OK	FOX	06/01/99	06/01/18
KJBO-LP		MyNetworkTV	06/01/99	06/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/21
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/12
KSAN	San Angelo, TX	NBC	06/13/03	06/13/12
WAWV	Terre Haute, IN	ABC	05/09/03	05/09/12
KCIT and	Amarillo, TX	FOX	03/17/09	05/01/18
KCPN-LP		MyNetworkTV	03/17/09	05/01/18
KHMT	Billings, MT	FOX	12/30/03	12/30/12
KAMC	Lubbock, TX	ABC	12/30/03	12/30/12
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/08	1/16/17
KOLR	Springfield, MO	CBS	12/30/03	12/30/12
WUTR	Utica, NY	ABC	04/01/04	04/01/13
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	11/01/13

Under the terms of these option agreements, Nexstar may exercise its option upon written notice to us. In each option agreement, the exercise price is the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. We may terminate each option agreement by written notice any time after the seventh anniversary date of the relevant option agreement. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Item 14.	Principal Accountant Fees and Services

We retained PricewaterhouseCoopers LLP to audit the Financial Statements of Mission Broadcasting, Inc. for the years ended December 31, 2011 and 2010, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2011 and 2010 for these various services were:

	2011	2010
Audit Fees (1)	$178,750	$176,000
Audit Related Fees (2)	—	—
Tax Fees (3)	73,778	56,850
All Other Fees (4)	—	—
Total	$252,528	$232,850

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

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2012.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting Inc:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. that is discussed in Notes 1, 2, 4, 7 and 11 to the financial statements.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 30, 2012

MISSION BROADCASTING, INC.
BALANCE SHEETS
(in thousands, except share information)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,898	$1,250
Accounts receivable, net of allowance for doubtful accounts of $113 and $146, respectively)	2,511	3,292
Current portion of broadcast rights	3,309	3,722
Due from Nexstar Broadcasting, Inc.	—	5,579
Prepaid expenses and other current assets	66	132
Total current assets	7,784	13,975
Property and equipment, net	24,140	28,477
Broadcast rights	1,950	2,147
Goodwill	18,730	18,730
FCC licenses	21,939	21,939
Other intangible assets, net	15,276	20,807
Other noncurrent assets, net	1,237	1,451
Total assets	$91,056	$107,526
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	3,782	4,038
Taxes payable	78	67
Accounts payable	192	389
Accrued expenses	740	722
Interest payable (Note 7)	6,022	6,015
Deferred revenue	408	511
Due to Nexstar Broadcasting, Inc.	4,729	—
Total current liabilities	16,341	12,132
Debt (Note 7)	363,087	355,851
Broadcast rights payable	2,113	2,765
Deferred tax liabilities	9,600	8,936
Deferred revenue	242	475
Deferred gain on sale of assets	1,623	1,821
Other liabilities	5,152	5,043
Total liabilities	398,158	387,023

Commitments and contingencies

Shareholders’ deficit:
Common stock, $1.00 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2011 and 2010	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 7)	(189,330)	(188,790)
Accumulated deficit	(117,772)	(90,707)
Total shareholders’ deficit	(307,102)	(279,497)
Total liabilities and shareholders’ deficit	$91,056	$107,526

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net broadcast revenue	$18,933	$18,086	$16,210
Revenue from Nexstar Broadcasting, Inc.	27,800	29,878	25,435
Net revenue	46,733	47,964	41,645
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	7,797	8,165	8,306
Selling, general, and administrative expenses, excluding depreciation and amortization	4,507	4,691	4,837
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,190	7,160	7,425
Impairment of goodwill	—	—	261
Impairment of other intangible assets	—	—	1,997
Amortization of broadcast rights	4,646	4,611	5,638
Amortization of intangible assets	5,531	5,330	5,330
Depreciation	3,143	3,320	4,062
Loss (gain) on asset exchange	—	11	(2,738)
Loss on asset disposal, net	190	159	56
Total operating expenses	33,004	33,447	35,174
Income from operations	13,729	14,517	6,471
Interest expense, net	(14,681)	(12,998)	(6,051)
Loss on extinguishment of debt	—	(2,432)	—
(Loss) income before income taxes	(952)	(913)	420
Income tax expense	(749)	(1,836)	(986)
Net loss	$(1,701)	$(2,749)	$(566)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Years Ended December 31, 2011
(in thousands, except share information)

	Common Stock		Subscription	Accumulated	Contra Equity Due from Nexstar Broadcasting, Inc. on	Total Shareholders’
	Shares	Par Value	Receivable	Deficit	Debt	Deficit
Balance as of December 31, 2008, as previously reported (Note 3)	1,000	$1	$(1)	$(102,027)	$—	$(102,027)
Balance as of December 31, 2008	1,000	$1	$(1)	$(87,392)	$—	$(87,392)
Net loss	—	—	—	(566)	—	(566)
Balance as of December 31, 2009	1,000	1	(1)	(87,958)	—	(87,958)
Issuance of 8.875% senior secured second lien notes, Nexstar portion (Note 7)	—	—	—	—	(184,934)	(184,934)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	—	—	—	—	(348)	(348)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments (Note 7)	—	—	—	—	(3,508)	(3,508)
Net loss	—	—	—	(2,749)	—	(2,749)
Balance as of December 31, 2010	1,000	1	(1)	(90,707)	(188,790)	(279,497)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	—	—	—	—	(540)	(540)
Excess of purchase price paid over the carrying value of net assets acquired (Note 3)	—	—	—	(5,125)	—	(5,125)
Net assets remaining with Nexstar Broadcasting, Inc. upon change in reporting entity (Note 3)	—	—	—	(20,239)	—	(20,239)
Net loss	—	—	—	(1,701)	—	(1,701)

Balance as of December 31, 2011	1,000	$1	$(1)	$(117,772)	$(189,330)	$(307,102)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(1,701)	$(2,749)	$(566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	673	1,764	925
Provision for bad debts	153	154	80
Depreciation of property and equipment	3,143	3,320	4,062
Amortization of intangible assets	5,531	5,330	5,330
Amortization of debt financing costs	214	310	200
Amortization of broadcast rights, excluding barter	1,541	1,651	2,363
Payments for broadcast rights	(1,815)	(2,009)	(1,951)
Impairment of goodwill and intangible assets	—	—	2,258
Loss (gain) on asset exchange	—	11	(2,738)
Loss on asset disposal, net	190	159	56
Deferred gain recognition	(198)	(198)	(199)
Loss on extinguishment of debt	—	2,432	—
Amortization of debt discount	386	248	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(600)	(172)	(845)
Prepaid expenses and other current assets	59	94	15
Other noncurrent assets	(17)	(1)	—
Taxes payable	11	11	(18)
Accounts payable and accrued expenses	32	133	(1,426)
Interest payable	7	2,483	9
Deferred revenue	(304)	(753)	(457)
Other noncurrent liabilities	111	139	370
Due to Nexstar Broadcasting, Inc.	(5,865)	(7,987)	(2,833)
Net cash provided by operating activities	1,551	4,370	4,635
Cash flows from investing activities:
Purchases of property and equipment	(541)	(295)	(1,756)
Proceeds from insurance on casualty loss	20	—	—
Payments for acquisition	(6,700)	—	—
Net cash used in investing activities	(7,221)	(295)	(1,756)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,700	131,906	—
Repayment of long-term debt	(390)	(133,555)	(1,727)
Refunds of (payments for) debt financing costs	8	(1,087)	(1,821)
Consideration paid for debt extinguishment	—	(992)	—
Net cash provided by (used in) financing activities	6,318	(3,728)	(3,548)
Net increase (decrease) in cash and cash equivalents	648	347	(669)
Cash and cash equivalents at beginning of year	1,250	903	1,572
Cash and cash equivalents at end of year	$1,898	$1,250	$903
Supplemental information:
Interest paid	$14,075	$9,956	$5,848
Income taxes paid, net	$65	$61	$80
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$17	$2	$8
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 7)	$—	$184,934	$—

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2011, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 17 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 23, 2012, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2011, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and the Company. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2011, Nexstar was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The acquisition of WTVW, as discussed in Note 3, was deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be a change in reporting entity. The historical results of the Company have therefore been retrospectively adjusted as if WTVW was owned and operated by the Company as of the earliest period presented.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2011 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT

SSA & JSA (2)	KJTL, KJBO-LP, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE and WTVW

(1)
Mission has a time brokerage agreement (“TBA”) for each of these stations which allows Nexstar to program most of each station’s broadcast time, sell each station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission, based on the station’s monthly operating expenses.

(2)
Mission has both a shared service agreement (“SSA”) and a joint services agreement (“JSA”) for each of these stations. Each SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Each JSA permits Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operation of its stations.

Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations.

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Nexstar is deemed under U.S. GAAP to have a controlling financial interest in Mission as a variable interest entity (“VIE”) for financial reporting purposes as a results of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) the purchase options Mission has granted to Nexstar. Nexstar consolidates the financial accounts of Mission into its financial results.

Characterization of SSA Fees

The Company presents the fees incurred pursuant to SSAs with Nexstar as an operating expense in the Company’s Statements of Operations. The Company’s decision to characterize the SSA fees in this manner is based on management’s conclusion that (1) the benefit the Company’s stations receive from these local service agreements is sufficiently separate from the consideration paid to the Company from Nexstar under JSAs, (2) management can reasonably estimate the fair value of the benefit our stations receive under the SSA agreements, and (3) the SSA fees the Company pays to Nexstar do not exceed the estimated fair value of the benefits the Company’s stations receive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, retransmission revenue, barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability, and useful lives of intangible assets and the fair values of non-monetary asset exchanges. Actual results may vary from estimates used.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consists primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce their receivable amount to an amount estimated to be collected.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from cable and satellite carriers. The Company does not require collateral from its customers, but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising by Nexstar under JSAs, retransmission compensation, network compensation and other broadcast related revenues:

•
Revenue from Nexstar, representing a percentage of net advertising revenue derived from the sale of commercials on the Company’s stations, is recognized in the period during which the spots are broadcast.

•	Retransmission compensation is recognized based on the number of subscribers over the contract period, based on historical levels and trends for individual providers.

•
Network compensation is either recognized when the Company’s station broadcasts specific network programming based upon a negotiated hourly-rate, or on a straight-line basis based upon the total negotiated compensation to be received by the Company over the term of the agreement. Some of our network agreements included payments received at the beginning of the contract, which are recorded as deferred revenue until earned.

•	Other revenues, which include tower rent revenue, are recognized in the period during which the services are provided.

In the fourth quarter of 2011, the Company recorded a reduction of net revenue of $0.2 million related to adjustments to revenue incorrectly recognized in 2009.  Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the year ended December 31, 2011, when it was corrected, as well as the period in which it originated and believes that the adjustments were not material to any previous annual or quarterly period.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertising spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $3.1 million, $3.0 million and $3.2 million of barter revenue and expense for the years ended December 31, 2011, 2010 and 2009, respectively. Barter expense was included in amortization of broadcast rights in the Company’s Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. Trade expense is recognized when services or merchandise received are used. The Company recorded $0.2 million of trade revenue and expense for each of the years ended December 31, 2011, 2010 and 2009. Trade expense was included in direct operating expenses in the Company’s Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis or possibly immediately.

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

Intangible Assets

Intangible assets consist primarily of goodwill, representing the excess of the purchase price of acquired businesses over the fair values of net assets acquired on the acquisition date, and broadcast licenses (“FCC licenses”) and network affiliation agreements, recorded at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. The impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2011 and 2010, debt financing costs of $0.9 million and $1.1 million, respectively, were included in other noncurrent assets.

Comprehensive Loss

Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2011, 2010 and 2009, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive loss does not differ from reported net loss.

Financial Instruments

The Company utilizes the following categories to classify the valuation methodologies for fair values of financial assets and liabilities:

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

The carrying amount of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximates fair value due to their short-term nature. See Note 7 for fair value disclosures related to the Company’s debt.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and eliminates the use of the residual method for allocation of deliverable elements. The Company adopted this guidance effective January 1, 2011, and the adoption had no impact to the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update is effective for the Company beginning on January 1, 2012. The Company does not believe the implementation of this standard will have an impact on its financial position or results of operations.

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

3. Acquisition

On December 1, 2011, the Company acquired the FCC license, the broadcast rights and related liabilities and certain transmission equipment of WTVW, an independent station serving the Evansville, Indiana market, from Nexstar for $6.7 million in cash, funded with borrowings from its senior secured credit agreement. Additionally, on December 1, 2011, the Company entered into local service agreements with Nexstar for WTVW, similar to the Company’s other local service arrangements with Nexstar. This acquisition allows the Company entrance into this market.

As Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP, as discussed in Note 2, the acquisition was accounted for as a change in reporting entity. The Company’s Financial Statements have been retrospectively adjusted to include the results of WTVW as if it was owned and operated by Mission as of the earliest period presented and acquired amounts have been recorded at the historical carrying values of Nexstar. As a result of this change in reporting entity, the Company’s net loss decreased by $1.7 million, $1.9 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and total shareholders’ deficit increased by $5.1 million as of December 31, 2011 and decreased by $18.6 million as of December 31, 2010.

The $6.7 million purchase price of WTVW was negotiated between Nexstar and Mission using recent appraisals of fair value of the net assets acquired and exceeded the carrying values of such net assets by $5.1 million. This excess of the purchase price over carrying value of the net assets was accounted for as an increase in shareholders’ deficit. The retrospectively adjusted historical Financial Statements include all of the assets, liabilities, revenues and expenses of WTVW as originally recorded by Nexstar in those periods. However, only certain assets and liabilities were acquired by the Company. Accordingly, the net assets that were not transferred to the Company in the acquisition have been eliminated from the financial statements, resulting in an increase in shareholders’ deficit of $20.2 million on December 1, 2011.

As of December 1, 2011, the assets and liabilities of WTVW acquired were recorded as follows:  FCC licenses of $1.2 million, broadcast rights of $1.1 million, broadcast rights payables of $1.1 million and property and equipment of $1.1 million.

4. Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station that the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells the advertising time of the station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.”, and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Statements of Operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. The Company had the following local service agreements in effect with Nexstar as of December 31, 2011:

Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/12	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

5. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated useful life, in years	2011	2010
Buildings and building improvements	39	$7,767	$8,683
Land and land improvements	N/A-39	1,442	1,618
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	37,469	41,805
Office equipment and furniture	3-7	1,282	1,556
Vehicles	5	904	1,187
Construction in progress	N/A	36	5
		48,970	54,924
Less: accumulated depreciation		(24,830)	(26,447)
Property and equipment, net		$24,140	$28,477

In 2004, the FCC approved a spectrum allocation exchange between Sprint Nextel Corporation (“Nextel”) and public safety entities to eliminate interference caused to public safety radio licensees by Nextel’s operations. As part of this spectrum exchange, the FCC granted Nextel the right to certain spectrum within the 1.9 GHz band that was being used by television broadcasters. In order to utilize this spectrum, Nextel was required to relocate the broadcasters to new spectrum by replacing all analog equipment used by broadcasters with comparable digital equipment. The Company agreed to accept the substitute equipment that Nextel provided and in turn relinquished its existing equipment to Nextel. This transition began on a market by market basis beginning in the second quarter of 2007. The Company accounted for this arrangement as an exchange of nonmonetary assets. The equipment the Company received under this arrangement was recorded at its estimated fair market value and is being depreciated over estimated useful lives ranging from 5 to 15 years. Management’s determination of the fair market value was derived from the most recent prices paid to manufacturers and vendors for the specific equipment acquired. As equipment was exchanged, the Company recorded a gain to the extent that the fair market value of the equipment received exceeded the carrying amount of the equipment relinquished. Transactions under this program were completed in early 2010.

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

In 2001, the Company sold certain of its telecommunications tower facilities for cash and entered into noncancellable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2011 and 2010, the deferred gain was $1.8 million and $2.0 million, respectively, including $0.2 million in current liabilities as of December 31, 2011 and 2010.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2011			2010
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(52,830)	$13,613	$69,172	$(50,907)	$18,265
Other definite-lived intangible assets	1-15	13,118	(11,455)	1,663	13,117	(10,575)	2,542
Other intangible assets		$79,561	$(64,285)	$15,276	$82,289	$(61,482)	$20,807

The Company’s annual impairment test of goodwill and FCC licenses performed as of December 31, 2011 and 2010 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed during 2011 and 2010 on the intangible assets subject to amortization.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2011 (in thousands):

2012	$5,081
2013	4,254
2014	1,382
2015	1,098
2016	1,098
Thereafter	2,363
$15,276

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2011 and 2010 are as follows (in thousands):
	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2010	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Balance as of December 31, 2011	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939

There were no changes recorded to goodwill or FCC licenses during the years ended December 31, 2011 and 2010.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2011	2010
Term loans	$38,415	$38,805
Revolving loans	6,700	—
8.875% Senior secured second lien notes due 2017, net of discount of $6,638 and $7,564	318,362	317,436
	363,477	356,241
Less: current portion	(390)	(390)
	$363,087	$355,851

2011 Transactions

On July 29, 2011, Mission entered into the Third Amendment to its Third Amended and Restated Credit Agreement and Nexstar entered into the Fifth Amendment to its Fourth Amended and Restated Credit Agreement. The amendments, among other things, removed as an event of default the termination of more than three stations’ network affiliation agreements with major networks and lowered the maximum consolidated total leverage ratio of Nexstar and Mission to 7.50 to 1.00 through December 30, 2012 and 6.50 to 1.00 thereafter.

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a Term Loan B and a $10.0 million revolving loan. As of December 31, 2011 and 2010, Mission had $38.4 million and $38.8 million, respectively, outstanding under its Term Loan B and $6.7 million and no amounts, respectively, outstanding under its revolving loan.

The Term Loan B, which matures in September 2016, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. During the year ended December 31, 2011, the Company repaid contractual maturities of $0.4 million of the Term Loan B. During the year ended December 31, 2010, repayments of the Term Loan B totaled $126.6 million including $126.0 million paid on April 19, 2010 in connection with an amendment to the Credit Agreement and $0.6 million of scheduled maturities.

The revolving loan is not subject to incremental reduction and matures in December 2013. On December 1, 2011, Mission borrowed $6.7 million of the revolving loan in connection with the acquisition of WTVW from Nexstar. See Note 3 for more details on the acquisition.There was no outstanding revolving loan balance at December 31, 2010.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in the credit facility agreement. The interest rate of the Term Loan B was 5.0% at each of December 31, 2011 and 2010 and the interest rate on the revolving loans was 4.3% as of December 31, 2011. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.75% per annum.

The Mission Facility prohibits, among other things, the payment of cash dividends to shareholders.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million senior secured second lien notes due 2017 (the “8.875% Notes”). The 8.875% Notes will mature on April 15, 2017. Interest on the 8.875% Notes accrues at a rate of 8.875% per annum and is payable semiannually in arrears on April 15 and October 15 of each year.

The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Mission and Nexstar, each entity reflects the full amount of the 8.875% Notes and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of December 31, 2011 and 2010, Nexstar had a balance of $185.8 million and $185.3 million, respectively, of debt and $3.5 million of interest payable related to the 8.875% Notes, both of which are recorded in contra equity due from Nexstar on the Balance Sheet. Mission used the net proceeds of the offering and cash on hand to refinance Mission’s old senior secured credit facilities and pay related fees and expenses.

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”), by and among Mission and Nexstar, as co-issuers, Nexstar Broadcasting Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee and collateral agent. Mission’s and Nexstar’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar Broadcasting Group, Inc. and all of Nexstar’s and Mission’s future 100% owned domestic subsidiaries, subject to certain customary release provisions.

The 8.875% Notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on Nexstar’s, Mission’s and the guarantors’ assets that secure Mission’s and Nexstar’s senior secured credit facilities on a first-priority lien basis. The 8.875% Notes and the guarantees are Mission’s, Nexstar’s and the guarantors’ senior secured obligations, rank equal in right of payment with all of Mission’s, Nexstar’s and the guarantors’ existing and future senior indebtedness and rank senior in right of payment to all of Mission’s, Nexstar’s and the guarantors’ future subordinated indebtedness. The 8.875% Notes and the guarantees are effectively junior to Mission’s, Nexstar’s and the guarantors’ obligations which are either secured by assets that are not collateral or which are secured on a first priority basis, including borrowings under Mission’s and Nexstar’s senior secured credit facilities, in each case, to the extent of the value of the assets securing such obligations.

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

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. The Indenture also provides for events of default with respect to the collateral, which include (1) default in the performance of the security documents which adversely affects the enforceability, validity, perfection or priority of the second priority liens on any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million, (2) repudiation or disaffirmation by Mission, Nexstar or any guarantor of material obligations under the security documents and (3) the determination in a judicial proceeding that the security documents are unenforceable or invalid against Mission, Nexstar or any guarantor for any reason with respect to any collateral, individually or in the aggregate, having a fair market value in excess of $10.0 million. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding notes may declare the principal of and accrued but unpaid interest, including additional interest, on all the notes to be due and payable.

The Company incurred $0.7 million in professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Balance Sheet, and are being amortized over the term of the 8.875% Notes.

Unused Commitments and Borrowing Availability

The Company had $3.3 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations.

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

Debt Covenants

The Mission Facility does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its debt covenants as of December 31, 2011.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,415	$37,976	$38,805	$38,805
Revolving loans(1)	6,700	6,664	—	—
8.875% Senior secured second lien notes(2)	318,362	321,750	317,436	345,313

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

Debt Maturities

As of December 31, 2011, scheduled maturities of Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2012	$390
2013	7,090
2014	390
2015	390
2016	36,855
Thereafter	325,000
$370,115

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President and Treasurer. As of December 31, 2011 and 2010, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The provision for income taxes consisted of the following components for the years ended December 31 (in thousands):

	2011	2010	2009
Current tax expense:
Federal	$—	$—	$—
State	77	72	60
	77	72	60

Deferred tax expense:
Federal	555	1,463	827
State	117	301	99
	672	1,764	926
Income tax expense:	$749	$1,836	$986

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2011	2010	2009
Income tax (benefit) expense at 35% statutory federal rate	$(333)	$(320)	$147
Change in valuation allowance	1,525	3,034	1,562
State and local taxes, net of federal benefit	(31)	(47)	(4)
Impact of change in reporting entity (Note 3)	(412)	(831)	(724)
Other, net	—	—	5
Income tax expense	$749	$1,836	$986

The components of the net deferred tax liability were as follows, as of December 31 (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$39,552	$36,182
Other intangible assets	5,070	4,682
Deferred revenue	867	1,060
Other	1,361	1,287
Total deferred tax assets	46,850	43,211
Valuation allowance	(43,035)	(39,792)
Net deferred tax assets	3,815	3,419

Deferred tax liabilities:
Property and equipment	(3,487)	(3,083)
Goodwill	(4,400)	(3,828)
FCC licenses	(5,200)	(5,108)
Total deferred tax liabilities	(13,087)	(12,019)
Net deferred tax liability	$(9,272)	$(8,600)

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

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits is as follows (in thousands):
	2011	2010	2009
Gross unrecognized tax benefits as of the beginning of the year	$3,677	$3,677	$3,677
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Gross unrecognized tax benefits as of December 31	$3,677	$3,677	$3,677

If the gross unrecognized tax benefits were recognized, it would result in a favorable effect on the Company’s effective tax rate excluding the impact on the Company’s valuation allowance position. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2011, 2010 and 2009, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs subject to a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2007. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

The valuation allowance increased by $3.2 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively, primarily related to the generation of current year net operating losses, the benefit of which may not be realized.

As of December 31, 2011, the Company has NOLs available of $106.4 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs begin to expire in 2016 through 2031 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The FCC has adopted rules with respect to the conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations. The Company holds two low power analog station licenses and two analog television translator station licenses which will need to transition to digital operations by September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 6, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). The NOI was intended to assist the FCC in establishing a framework within which to analyze whether its media ownership rules remain “necessary in the public interest as a result of competition,” due to the dramatic changes occurring in the media marketplace. Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were due on March 5, 2012, and reply comments are due in April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses, whether to permit two television stations to share a single 6 megahertz channel and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct incentive auctions whereby spectrum holders, including television broadcasters, could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2011 (in thousands):

2012	$116
2013	444
2014	667
2015	575
2016	241
Thereafter	76
$2,119

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Statements of Operations for such leases was $1.6 million, $2.0 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2011 (in thousands):

2012	$1,470
2013	1,539
2014	1,604
2015	1,643
2016	1,717
Thereafter	15,993
$23,966
Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Mission is also a guarantor of Nexstar’s 7% senior subordinated notes and 7% PIK senior subordinated notes, both due 2014. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK senior subordinated notes and the 7% senior subordinated notes. As of December 31, 2011, Nexstar had a maximum commitment of $174.7 million under its senior secured credit facility, of which $127.3 million of debt was outstanding, had $37.9 million of the 7% senior subordinated notes outstanding and $112.6 million of the 7% PIK senior subordinated notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the third party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been insignificant and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved in claims that arise out of the normal course of its business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $16 thousand and $14 thousand to the Plan for the years ended December 31, 2011 and 2010, respectively. The Company did not make any contributions to the Plan during the year ended December 31, 2009.

13. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward (in thousands)
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Year ended December 31, 2011	$146	$153	$(186)	$113
Year ended December 31, 2010	53	154	(61)	146
Year ended December 31, 2009	26	80	(53)	53
(1)
Primarily uncollectible accounts written off, net of recoveries. In 2011, includes the allowance on the accounts receivable remaining with Nexstar upon change in reporting entity, as discussed in Note 3.

Valuation Allowance for Deferred Tax Assets Rollforward (in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions Charged to Other Accounts(2)	Deductions(3)	Balance at End of Period
Year ended December 31, 2011	$39,792	$1,554	$1,689	$—	$43,035
Year ended December 31, 2010	36,787	3,005	—	—	39,792
Year ended December 31, 2009	36,083	1,562	—	(858)	36,787

(1)  Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)  Impact of change in reporting entity, discussed in Note 3.
(3)  Decrease in valuation allowance associated with adjustments to certain deferred tax assets and their related allowance.

Exhibit No.	Exhibit Index
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

10.3
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.4
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.5
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.6
First Restated Guaranty Agreement, dated as of December 30, 2003, executed by Mission Broadcasting, Inc. in favor of the banks set forth therein. (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.7
First Restated Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.8
First Restated Pledge and Security Agreement, dated as of December 30, 2003, by Mission Broadcasting, Inc. in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference to Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.9
Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.10
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.11
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.12
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 10.5). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.13
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.14
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

10.15
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.16
Third Amendment to the Third Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 4, 2011)

10.17
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on April 6, 2005)

10.18
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 20, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on March 16, 2006)

10.19
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 8, 2009, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on October 15, 2009)

10.20
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.21
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 21, 2011)

10.22
Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 4, 2011)

10.23
Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to
Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.24
Shared Services Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.43 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25
Agreement of the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.26
Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (WYOU) (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.27
Shared Services Agreement, dated as of January 5, 1998, between Nexstar Broadcasting Group, L.P. and Bastet Broadcasting, Inc. (WYOU – WBRE) (Incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.28
Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.29
Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.30
Amendment to Time Brokerage Agreement, dated as of July 31, 1998,between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.31
Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Braodcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.32
Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.33
Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.34
Shared Services Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE – KSNF) (Incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.35
Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (WYOU, WFXP, KJTL, KJBO-LP and KODE) (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.36
Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.37
Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.38
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.39
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.40
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.41
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.42
Amendment to Agreement for Sale of Commercial Time, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.97 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.43
Amendment to Shared Services Agreement, dated January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.46
Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.47
Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.54
Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.55
Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.56
Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. March 15, 2012)

10.57
Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.58
Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

14.1
Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2011 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

*	Filed herewith

E-1