Form 10-Q
period 2012-03-31
MISSION BROADCASTING INC
filed 2012-05-09
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2012, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$723	$1,898
Accounts receivable, net of allowance for doubtful accounts of $111 and 113, respectively	3,226	2,511
Current portion of broadcast rights	2,428	3,309
Due from Nexstar Broadcasting, Inc.	1,318	—
Prepaid expenses and other current assets	40	66
Total current assets	7,735	7,784
Property and equipment, net	23,468	24,140
Broadcast rights	1,513	1,950
Goodwill	18,730	18,730
FCC licenses	21,939	21,939
Other intangible assets, net	14,006	15,276
Other noncurrent assets, net	1,180	1,237
Total assets	$88,571	$91,056

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	2,795	3,782
Accounts payable	119	192
Accrued expenses	884	740
Taxes payable	101	78
Interest payable (Note 5)	13,233	6,022
Deferred revenue	403	408
Due to Nexstar Broadcasting, Inc.	—	4,729
Total current liabilities	17,925	16,341
Debt (Note 5)	363,235	363,087
Broadcast rights payable	1,661	2,113
Deferred tax liabilities	9,898	9,600
Deferred revenue	201	242
Deferred gain on sale of assets	1,573	1,623
Other liabilities	5,102	5,152
Total liabilities	399,595	398,158
Commitments and contingencies

Shareholders’ deficit:
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding as of each of March 31, 2012 and December 31, 2011	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 5)	(193,683)	(189,330)
Accumulated deficit	(117,341)	(117,772)
Total shareholders’ deficit	(311,024)	(307,102)
Total liabilities and shareholders’ deficit	$88,571	$91,056

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Net broadcast revenue	$4,586	$4,936
Revenue from Nexstar Broadcasting, Inc.	7,363	6,509
Net revenue	11,949	11,445
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	1,783	1,890
Selling, general, and administrative expenses, excluding depreciation and amortization	620	1,158
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,935	1,785
Amortization of broadcast rights	1,130	1,187
Amortization of intangible assets	1,270	1,328
Depreciation	729	789
Gain on asset disposal, net	—	(18)
Total operating expenses	7,467	8,119
Income from operations	4,482	3,326
Interest expense, net	(3,728)	(3,642)
Income (loss) before income taxes	754	(316)
Income tax expense	(323)	(312)
Net income (loss)	$431	$(628)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2012
(in thousands, except share information, unaudited)

	Common Stock		Subscription	Contra Equity Due from Nexstar Broadcasting, Inc. on	Accumulated	Total Shareholders’
	Shares	Par Value	Receivable	Debt	Deficit	Deficit
Balance as of December 31, 2011	1,000	$1	$(1)	$(189,330)	$(117,772)	$(307,102)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 5)	—	—	—	(144)	—	(144)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments (Note 5)	—	—	—	(4,209)	—	(4,209)
Net income	—	—	—	—	431	431
Balance as of March 31, 2012	1,000	$1	$(1)	$(193,683)	$(117,341)	$(311,024)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$431	$(628)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	300	293
Provision for bad debt	33	31
Depreciation of property and equipment	729	789
Amortization of intangible assets	1,270	1,328
Amortization of debt financing costs	55	53
Amortization of broadcast rights, excluding barter	324	386
Payments for broadcast rights	(447)	(481)
Gain on asset disposal, net	—	(18)
Deferred gain recognition	(50)	(50)
Amortization of debt discount	101	93
Changes in operating assets and liabilities:
Accounts receivable	(748)	(507)
Prepaid expenses and other current assets	26	54
Taxes payable	23	18
Accounts payable and accrued expenses	88	127
Interest payable	3,002	3,002
Deferred revenue	(46)	(92)
Other noncurrent liabilities	(48)	13
Due to/due from Nexstar Broadcasting, Inc.	(6,047)	(303)
Net cash (used in) provided by operating activities	(1,004)	4,108
Cash flows from investing activities:
Purchases of property and equipment	(74)	(46)
Proceeds from disposal of property and equipment	—	18
Net cash used in investing activities	(74)	(28)
Cash flows from financing activities:
Repayment of long-term debt	(97)	(97)
Net cash used in financing activities	(97)	(97)
Net (decrease) increase in cash and cash equivalents	(1,175)	3,983
Cash and cash equivalents at beginning of period	1,898	1,250
Cash and cash equivalents at end of period	$723	$5,233
Supplemental information:
Interest paid	$569	$503
Income taxes paid, net	$—	$—
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$—	$13

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2012, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 17 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2012, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2012, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2012, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Balance Sheet as of December 31, 2011 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. The acquisition of WTVW, as discussed in Note 3 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, was deemed under U.S. GAAP to be a change in reporting entity. The historical results of the Company have therefore been retrospectively adjusted as if WTVW was owned and operated by the Company as of the earliest period presented.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies certain topics regarding fair value measurement and adds some disclosures for fair value measurements. The update was effective for the Company beginning on January 1, 2012. The implementation of this standard did not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350) (“ASU 2011-08”). ASU 2011-08 allows companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the annual two-step goodwill impairment test. The update is effective for the Company’s goodwill impairment testing performed in the fourth quarter of 2012, but early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station that the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells the advertising time of the station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Statements of Operations.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements to which Nexstar is a party.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2012:

Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2012			December 31, 2011
	useful life, in years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Network affiliation agreements	15	$66,443	$(53,880)	$12,563	$66,443	$(52,830)	$13,613
Other definite-lived intangible assets	1-15	13,118	(11,675)	1,443	13,118	(11,455)	1,663
Other intangible assets		$79,561	$(65,555)	$14,006	$79,561	$(64,285)	$15,276

Total amortization expense from definite-lived intangibles was $1.3 million for each of the three months ended March 31, 2012 and 2011.

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2012 (in thousands):

Remainder of 2012	$3,811
2013	4,254
2014	1,382
2015	1,098
2016	1,098
2017	974
Thereafter	1,389

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance as of December 31, 2011	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Balance as of March 31, 2012	20,280	(1,550)	18,730	32,636	(10,697)	21,939

There were no changes recorded to goodwill or FCC licenses during the three months ended March 31, 2012. The Company expenses, as incurred, any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2012, the Company did not identify any events that would trigger an impairment assessment.

5.	Debt

Long-term debt consisted of the following (in thousands):
	March 31, 2012	December 31, 2011
Term loans	$38,318	$38,415
Revolving loans	6,700	6,700
8.875% Senior secured second lien notes due 2017, net of discount of $6,393 and $6,638, respectively	318,607	318,362
	363,625	363,477
Less: current portion	(390)	(390)
	$363,235	$363,087

Unused Commitments and Borrowing Availability

As of March 31, 2012, Mission had $3.3 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of March 31, 2012.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of March 31, 2012, Nexstar had a balance of $186.0 million of debt and $7.7 million of interest payable related to the 8.875% Notes. As of December 31, 2011, Nexstar had a balance of $185.8 million of debt and $3.5 million of interest payable related to the 8.875% Notes. Nexstar’s balances of debt and interest payable are recorded in contra equity due from Nexstar Broadcasting, Inc. on the Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans(1)	$38,318	$38,033	$38,415	$37,976
Revolving loans(1)	6,700	6,679	6,700	6,664
8.875% Senior secured second lien notes(2)	318,607	347,750	318,362	321,750

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

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized on the Company’s taxable losses for the three months ended March 31, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 6, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. A petition for Supreme Court review of the Third Circuit’s decision is pending.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). Numerous parties filed comments and reply comments in response to the NOI. In June and July 2011, the FCC released to the public eleven economic studies related to its media ownership rules. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) to seek comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule along the lines of the changes in the 2006 proceeding that the court vacated. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (MVPDs) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the proposals or their impact to its business.

8.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of March 31, 2012, Nexstar had a maximum commitment of $174.4 million under its senior secured credit facility, of which $109.4 million of debt was outstanding, had $37.9 million of the 7% senior subordinated notes outstanding and $112.6 million of the 7% PIK senior subordinated notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2021) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Throughout this discussion, all references to “Mission”, “we”, “our”, “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2012, we owned and operated 17 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2012 with Nexstar:

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

Under the local service agreements, Nexstar receives substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. For more information about our local service agreements with Nexstar, refer to Note 3 of our Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect advertising revenues in the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2012 is an election year, we expect an increase in political advertising revenue to be reported in 2012 compared to 2011.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Retransmission compensation	$3,701	97.9	$2,350	57.2
Net advertising revenue	—	—	1,632	39.7
Network compensation	60	1.6	102	2.5
Other	20	0.5	24	0.6
Net broadcast revenue before barter	3,781	100.0	4,108	100.0
Barter revenue	805		828
Revenue from Nexstar	7,363		6,509
Net revenue	$11,949		$11,445

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Net revenue	$11,949	100.0	$11,445	100.0
Operating expenses (income):
Corporate expenses	213	1.8	259	2.3
Station direct operating expenses	1,783	14.9	1,890	16.5
Selling, general and administrative expenses	407	3.4	899	7.8
Fees incurred pursuant to local service agreements with Nexstar	1,935	16.2	1,785	15.6
Gain on asset disposal, net	—	—	(18)	0.2
Barter expense	806	6.8	801	7.0
Depreciation and amortization	1,999	16.7	2,117	18.5
Amortization of broadcast rights, excluding barter	324	2.7	386	3.4
Income from operations	$4,482		$3,326

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Net revenue for the three months ended March 31, 2012 increased by $0.5 million, or 4.4%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $7.4 million for the three months ended March 31, 2012, compared to $6.5 million for the same period in 2011, an increase of $0.9 million or 13.1%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA agreement with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $3.8 million for the three months ended March 31, 2012, compared to $2.5 million for the same period in 2011, an increase of $1.3 million, or 53.4%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were $0.2 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $2.2 million for the three months ended March 31, 2012, compared to $2.8 million for the same period in 2011, a decrease of $0.6 million, or 21.5%. We entered into a JSA agreement with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses by $1.1 million. This reduction was partially offset by increased network affiliation fees of $0.4 million related to our renegotiated FOX and ABC agreements.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $1.9 million for the three months ended March 31, 2012, compared to $1.8 million for the same period in 2011. The increase was due to the SSA agreement with Nexstar for WTVW entered into on December 1, 2011.

Amortization of intangible assets remained consistent at $1.3 million for each of the three months ended March 31, 2012 and 2011. Depreciation of property and equipment remained relatively consistent at $0.7 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense

Interest expense was $3.7 million for the three months ended March 31, 2012, compared to $3.6 million for the same period in 2011, an increase of $0.1 million, or 2.4%. The increase was due to a draw of revolving loan made on December 1, 2011.

Income Taxes

Income tax expense remained consistent at $0.3 million for each of the three months ended March 31, 2012 and 2011, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2012, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2012. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(1,004)	$4,108
Net cash used in investing activities	(74)	(28)
Net cash used in financing activities	(97)	(97)
Net (decrease) increase in cash and cash equivalents	$(1,175)	$3,983
Cash paid for interest	$569	$503

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$723	$1,898
Long-term debt including current portion(1)	$363,625	$363,477
Unused commitments under senior secured credit facility(2)	$3,300	$3,300

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

(2)	As of March 31, 2012, all $3.3 million of total unused commitments under our senior secured credit facility were available for borrowing.

Cash Flows – Operating Activities

Net cash flows from operating activities decreased by $5.1 million during the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily due to the timing of payments of amounts due to/from Nexstar.

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

Cash Flows – Investing Activities

We had minimal cash flows from investing activities in each of the three months ended March 31, 2012 and 2011. Cash flows from investing activities consisted primarily of cash used for capital additions.

Cash Flows – Financing Activities

Net cash flows used in financing activities totaled $0.1 million in each of the three months ended March 31, 2012 and 2011, representing contractual maturities on our senior secured credit facility.

Our senior secured credit facility prohibits the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2012, we had debt of $363.6 million, including $318.6 million of debt co-issued with Nexstar, which represented 691% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2012, $3.3 million of total unused commitments under our senior secured credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2012 (in thousands):

	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Senior secured credit facility	$45,018	$293	$7,480	$37,245	$—
8.875% Notes (1)	325,000	—	—	—	325,000
	$370,018	$293	$7,480	$37,245	$325,000

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% Notes and the 7% PIK Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2012, Nexstar had a maximum commitment of $174.4 million under its senior secured credit facility, of which $109.4 million of debt was outstanding, had $37.9 million of the 7% Notes outstanding and $112.6 million of the 7% PIK Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 23, 2012. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of March 31, 2012, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of March 31, 2012, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our Condensed Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, bad debts, broadcast rights, trade and barter, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year.

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of March 31, 2012 there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings as of March 31, 2012 under our senior secured credit facility bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2012 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million, based on the outstanding balance of our credit facility as of March 31, 2012. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no significant impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Based upon that evaluation, Mission’s President and Treasurer concluded that as of the end of the period covered by this report, Mission’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by Mission in the reports it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Mission’s management, including its President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.                                 Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                      Mine Safety Disclosures

None

ITEM 5.                       Other Information

None

ITEM 6.                       Exhibits

Exhibit No.	Description
10.1
Letter received from Nexstar Broadcasting, Inc. notifying Mission of the election to extend Shared Service Agreement (KODE-KSNF).  (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 9, 2012