Form 10-Q
period 2012-06-30
MISSION BROADCASTING INC
filed 2012-08-08
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

As of August 1, 2012, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,251	$1,898
Accounts receivable, net of allowance for doubtful accounts of $64 and $113, respectively	3,282	2,511
Current portion of broadcast rights	1,686	3,309
Due from Nexstar Broadcasting, Inc.	521	-
Prepaid expenses and other current assets	11	66
Total current assets	6,751	7,784
Property and equipment, net	22,842	24,140
Broadcast rights	1,200	1,950
Goodwill	18,730	18,730
FCC licenses	21,939	21,939
Other intangible assets, net	12,735	15,276
Other noncurrent assets, net	1,123	1,237
Total assets	$85,320	$91,056
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	2,014	3,782
Accounts payable	32	192
Accrued expenses	1,094	741
Taxes payable	44	78
Interest payable (Note 5)	6,022	6,022
Deferred revenue	340	408
Due to Nexstar Broadcasting, Inc.	-	4,729
Total current liabilities	9,936	16,342
Debt (Note 5)	362,688	363,087
Broadcast rights payable	1,278	2,113
Deferred tax liabilities	10,197	9,600
Deferred revenue	201	242
Deferred gain on sale of assets	1,524	1,623
Other liabilities	5,197	5,151
Total liabilities	391,021	398,158
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2012 and December 31, 2011	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 5)	(189,620)	(189,330)
Accumulated deficit	(116,081)	(117,772)
Total shareholders' deficit	(305,701)	(307,102)
Total liabilities and shareholders' deficit	$85,320	$91,056

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net broadcast revenue	$4,644	$4,976	$9,230	$9,912
Revenue from Nexstar Broadcasting, Inc.	7,929	7,007	15,292	13,516
Net revenue	12,573	11,983	24,522	23,428
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	1,731	1,891	3,514	3,781
Selling, general, and administrative expenses, excluding depreciation and amortization	627	1,083	1,247	2,241
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	1,935	1,785	3,870	3,570
Amortization of broadcast rights	985	1,055	2,115	2,242
Amortization of intangible assets	1,271	1,662	2,541	2,990
Depreciation	712	785	1,441	1,574
Loss on asset disposal, net	-	97	-	79
Total operating expenses	7,261	8,358	14,728	16,477
Income from operations	5,312	3,625	9,794	6,951
Interest expense, net	(3,728)	(3,668)	(7,456)	(7,310)
Income (loss) before income taxes	1,584	(43)	2,338	(359)
Income tax expense	(324)	(311)	(647)	(623)
Net income (loss)	$1,260	$(354)	$1,691	$(982)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Six Months Ended June 30, 2012
(in thousands, except share information, unaudited)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balance as of December 31, 2011	1,000	$1	$(1)	$(189,330)	$(117,772)	$(307,102)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 5)	-	-	-	(290)	-	(290)
Net income	-	-	-	-	1,691	1,691
Balance as of June 30, 2012	1,000	$1	$(1)	$(189,620)	$(116,081)	$(305,701)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,691	$(982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	601	587
Provision for bad debts	5	35
Depreciation of property and equipment	1,441	1,574
Amortization of intangible assets	2,541	2,990
Amortization of debt financing costs	110	106
Amortization of broadcast rights, excluding barter	631	742
Payments for broadcast rights	(862)	(933)
Loss on asset disposal, net	-	79
Deferred gain recognition	(99)	(99)
Amortization of debt discount	206	188
Changes in operating assets and liabilities:
Accounts receivable	(776)	(459)
Prepaid expenses and other current assets	55	115
Other noncurrent assets	-	(17)
Taxes payable	(34)	(33)
Accounts payable and accrued expenses	210	(12)
Deferred revenue	(109)	(173)
Other noncurrent liabilities	46	15
Due to/due from Nexstar Broadcasting, Inc.	(5,250)	(79)
Net cash provided by operating activities	407	3,644
Cash flows from investing activities:
Purchases of property and equipment	(159)	(137)
Proceeds from disposals of property and equipment	-	18
Net cash used in investing activities	(159)	(119)
Cash flows from financing activities:
Repayments of long-term debt	(895)	(195)
Refund of debt financing costs	-	8
Net cash used in financing activities	(895)	(187)
Net (decrease) increase in cash and cash equivalents	(647)	3,338
Cash and cash equivalents at beginning of period	1,898	1,249
Cash and cash equivalents at end of period	$1,251	$4,587

Supplemental information:
Interest paid	$7,140	$7,016
Income taxes paid, net	$81	$70
The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2012, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 17 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2012, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2012, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2012, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Balance Sheet as of December 31, 2011  has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) (“ASU 2012-02”). ASU 2012-02 allows companies to first assess qualitative factors to determine whether it is more likely than not that the intangible asset is impaired as a basis for determining whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test. The update is effective for the Company’s indefinite-lived intangible asset impairment testing performed in the fourth quarter of 2013, but early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2012:

Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton,	SSA	5/31/19	$60 thousand per month paid to Nexstar
	OK	JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

4.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2012			December 31, 2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$66,443	$(54,931)	$11,512	$66,443	$(52,830)	$13,613
Other definite-lived intangible assets	1-15	13,118	(11,895)	1,223	13,118	(11,455)	1,663
Other intangible assets		$79,561	$(66,826)	$12,735	$79,561	$(64,285)	$15,276

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2012 (in thousands):

Remainder of 2012	$2,540
2013	4,254
2014	1,382
2015	1,098
2016	1,098
2017	974
Thereafter	1,389

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Balance as of June 30, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939

There were no changes recorded to goodwill or FCC licenses during the six months ended June 30, 2012. The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2012, the Company did not identify any events that would trigger an impairment assessment.

5.           Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Term loans	$38,220	$38,415
Revolving loans	6,000	6,700
8.875% Senior secured second lien notes due 2017, net of discount of $6,142 and $6,638, respectively	318,858	318,362
	363,078	363,477
Less: current portion	(390)	(390)
	$362,688	$363,087

Unused Commitments and Borrowing Availability

As of June 30, 2012, the Company had $4.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of June 30, 2012.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of June 30, 2012, Nexstar had a balance of $186.1 million of debt and $3.5 million of interest payable related to the 8.875% Notes. As of December 31, 2011, Nexstar had a balance of $185.8 million of debt and $3.5 million of interest payable related to the 8.875% Notes. Nexstar’s balances of debt and interest payable are recorded in contra equity due from Nexstar Broadcasting, Inc. on the Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$38,220	$37,950	$38,415	$37,976
Revolving loans(1)	6,000	5,984	6,700	6,664
8.875% Senior secured second lien notes(2)	318,858	344,906	318,362	321,750

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

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized on the Company’s taxable losses for the three and six months ended June 30, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations. The Company has transitioned its television translator operations on channels 52-69 to digital operations and will transition its remaining low power and television translator stations to digital operations prior to September 1, 2015.

Media Ownership

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 6, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. In June 2012, the Supreme Court denied various petitions for Supreme Court review of the Third Circuit’s decision.

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

8.           Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of June 30, 2012, Nexstar had a maximum commitment of $174.2 million under its senior secured credit facility, of which $130.2 million of debt was outstanding, had $3.9 million of the 7% senior subordinated notes outstanding and had $112.6 million of the 7% PIK senior subordinated notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission. The Company expects these option agreements to be renewed upon expiration.

Indemnification Obligations

In connection with certain agreements that the Company enters into in the normal course of its business, including local service agreements, business acquisitions and borrowing arrangements, the Company enters into contractual arrangements under which the Company agrees to indemnify the other party to such arrangement from losses, claims and damages incurred by the indemnified party for certain events as defined within the particular contract. Such indemnification obligations may not be subject to maximum loss clauses and the maximum potential amount of future payments the Company could be required to make under these indemnification arrangements may be unlimited. Historically, payments made related to these indemnifications have been insignificant and the Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

Litigation

From time to time, the Company is involved with claims that arise out of the normal course of business. In the opinion of management, any resulting liability with respect to these claims would not have a material adverse effect on the Company’s financial position or results of operations.

9.           Subsequent Events

On July 18, 2012, Mission entered into an asset purchase agreement with Newport Television LLC (“Newport”) to acquire the assets of two television stations in Little Rock, Arkansas for $60.0 million, subject to adjustments for working capital acquired. In addition, Nexstar entered into a separate asset purchase agreement with Newport to purchase the assets of ten other television stations. Nexstar has received commitments (the “Commitments”) for new $645.0 million Senior Secured Credit Facilities comprised of $570.0 million in Term Loan B due 2019 and $75.0 million in revolving loans due December 2017. A deposit of $6.0 million was made by Mission upon signing the asset purchase agreement.  The Company will finance the purchase price and retire existing debt through cash on hand along with new bank loans, being party to the Commitments received by Nexstar. The Company expects the acquisitions to close in December 2012. Both acquisitions are subject to FCC approval and other customary conditions.

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

Overview of Operations

As of June 30, 2012, we owned and operated 17 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

On July 18, 2012, Mission entered into an asset purchase agreement with Newport to acquire the assets of two television stations in Little Rock, Arkansas for $60.0 million, subject to adjustments for working capital acquired. In addition, Nexstar entered into a separate asset purchase agreement with Newport to purchase the assets of ten other television stations. Nexstar has received Commitments for new $645.0 million Senior Secured Credit Facilities comprised of $570.0 million in Term Loan B due 2019 and $75.0 million in revolving loans due December 2017.  A deposit of $6.0 million was made by Mission upon signing the asset purchase agreement.  The Company will finance the purchase price and retire existing debt through cash on hand along with new bank loans, being party to the Commitments received by Nexstar. The Company expects the acquisitions to close in December 2012. Both acquisitions are subject to FCC approval and other customary conditions.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2012 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$3,884	98.0	$2,412	57.4	$7,585	97.9	$4,762	57.3
Net advertising revenue	-	-	1,660	39.5	-	-	3,292	39.6
Network compensation	59	1.5	97	2.3	119	1.5	199	2.4
Other	22	0.5	32	0.8	42	0.6	56	0.7
Net broadcast revenue before barter	3,965	100.0	4,201	100.0	7,746	100.0	8,309	100.0
Barter and trade revenue	679		775		1,484		1,603
Revenue from Nexstar	7,929		7,007		15,292		13,516
Net revenue	$12,573		$11,983		$24,522		$23,428

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$12,573	100.0	$11,983	100.0	$24,522	100.0	$23,428	100.0
Operating expenses:
Corporate expenses	201	1.6	173	1.4	414	1.7	432	1.8
Station direct operating expenses, net of trade	1,731	13.8	1,796	15.0	3,514	14.3	3,686	15.7
Selling, general and administrative expenses	426	3.4	910	7.6	833	3.4	1,809	7.7
Fees incurred pursuant to local service agreements with Nexstar	1,935	15.4	1,785	14.9	3,870	15.8	3,570	15.2
Loss on asset disposal, net	-	-	97	0.8	-	-	79	0.4
Barter and trade expense	678	5.4	794	6.6	1,484	6.1	1,595	6.8
Depreciation and amortization	1,983	15.8	2,447	20.4	3,982	16.2	4,564	19.5
Amortization of broadcast rights, excluding barter	307	2.4	356	3.0	631	2.6	742	3.2
Income from operations	$5,312		$3,625		$9,794		$6,951

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Net revenue for the three months ended June 30, 2012 increased by $0.6 million, or 4.9%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $7.9 million for the three months ended June 30, 2012, compared to $7.0 million for the same period in 2011. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $3.9 million for the three months ended June 30, 2012, compared to $2.5 million for the same period in 2011, an increase of $1.4 million, or 57.2%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

Corporate expenses were consistent at $0.2 million for each of the three months ended June 30, 2012 and 2011. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $2.2 million for the three months ended June 30, 2012, compared to $2.7 million for the same period in 2011, a decrease of $0.5 million, or 20.3%. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses and selling, general and administrative expenses by $0.9 million. This reduction was partially offset by increased network affiliation fees of $0.4 million related to our renegotiated FOX and ABC agreements.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $1.9 million for the three months ended June 30, 2012 compared to $1.8 million for the same period in 2011.  The increase was due to the SSA with Nexstar for WTVW entered into on December 1, 2011.

Amortization of intangible assets was $1.3 million for the three months ended June 30, 2012 compared to $1.7 million for the same period in 2011, a decrease of $0.4 million, or 23.5%.  The decrease was due to incremental amortization recorded on network affiliation agreement intangibles on the WTVW FOX affiliate station which terminated on June 30, 2011. Depreciation of property and equipment remained consistent at $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense remained consistent at $3.7 million for each of the three months ended June 30, 2012 and 2011.

Income Taxes

Income tax expense remained consistent at $0.3 million for each of the three months ended June 30, 2012 and 2011. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2012 and 2011, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Net revenue for the six months ended June 30, 2012 increased by $1.1 million, or 4.7%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $15.3 million for the six months ended June 30, 2012, compared to $13.5 million for the same period in 2011, an increase of $1.8 million or 13.1%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $7.7 million for the six months ended June 30, 2012, compared to $5.0 million for the same period in 2011, an increase of $2.7 million, or 55.3%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were $0.4 million for each of the six months ended June 30, 2012 and 2011. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $4.3 million for the six months ended June 30, 2012, compared to $5.5 million for the same period in 2011, a decrease of $1.2 million, or 20.9%. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses and selling, general and administrative expenses by $1.8 million. This reduction was partially offset by increased network affiliation fees of $0.8 million related to our renegotiated FOX and ABC agreements.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $3.9 million for the six months ended June 30, 2012, compared to $3.6 million for the same period in 2011. The increase was due to the SSA with Nexstar for WTVW entered into on December 1, 2011.

Amortization of intangible assets was $2.5 million for the six months ended June 30, 2012 compared to $3.0 million for the same period in 2011, a decrease of $0.5 million, or 15.0%.  The decrease was due to incremental amortization recorded on network affiliation agreement intangibles on the WTVW FOX affiliate station which terminated on June 30, 2011. Depreciation of property and equipment remained relatively consistent at $1.4 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $7.5 million for the six months ended June 30, 2012, compared to $7.3 million for the same period in 2011, an increase of $0.2 million, or 2.0%. The increase was due to a $6.7 million borrowing on our revolving loan made on December 1, 2011, in connection with the acquisition of WTVW.

Income Taxes

Income tax expense remained consistent at $0.6 million for each of the six months ended June 30, 2012 and 2011. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2012, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2012. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by operating activities	$407	$3,644
Net cash used in investing activities	(159)	(119)
Net cash used in financing activities	(895)	(187)
Net (decrease) increase in cash and cash equivalents	$(647)	$3,338
Cash paid for interest	$7,140	$7,016
Cash paid for taxes	81	70

	As of	As of
	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$1,251	$1,898
Long-term debt including current portion(1)	363,078	363,477
Unused commitments under senior secured credit facilities(2)	4,000	3,300

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

(2)	As of June 30, 2012, all $4.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

Cash Flows – Operating Activities

Net cash flows from operating activities decreased by $3.2 million during the six months ended June 30, 2012 compared to the same period in 2011. The decrease was primarily due to the timing of payments of amounts due to/from Nexstar of $5.2 million, which was partially offset by increased net revenue of $1.1 million and decreased station direct operating expenses of $1.2 million.

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

Cash Flows – Investing Activities

We had minimal cash flows from investing activities in each of the six months ended June 30, 2012 and 2011. Cash flows from investing activities consisted primarily of cash used for purchases of property and equipment.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $0.7 million during the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily due to a $0.7 million payment of revolving loans under our senior secured credit facility.

Our senior secured credit facility prohibits the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2012, we had debt of $363.1 million, including $318.9 million of debt co-issued with Nexstar, which represented 633% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2012, $4.0 million of total unused commitments under our senior secured credit facility were available for borrowing.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2012 (in thousands):

		Remainder
	Total	of 2012	2013-2014	2015-2016	Thereafter
Senior secured credit facility	$44,220	$195	$6,780	$37,245	$-
8.875% Notes(1)	325,000	-	-	-	325,000
	$369,220	$195	$6,780	$37,245	$325,000

(1)	As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% Notes and the 7% PIK Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2012, Nexstar had a maximum commitment of $174.2 million under its senior secured credit facility, of which $130.2 million of debt was outstanding, had $3.9 million of the 7% Notes outstanding and had $112.6 million of the 7% PIK Notes outstanding.

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

The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of June 30, 2012, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of June 30, 2012, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of June 30, 2012, there have been no material changes to this information.

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

Our term loan borrowings as of June 30, 2012 under our senior secured credit facility bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2012 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million, based on the outstanding balance of our credit facility as of June 30, 2012. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no significant impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                      Mine Safety Disclosures

None.

ITEM 5.                       Other Information

None.

ITEM 6.                       Exhibits
Exhibit No.	Description
10.1
Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.2
Amendment of Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN). (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.3
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.4
Asset Purchase Agreement, dated as of July 18, 2012, by and among Nexstar Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

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

Dated: August 8, 2012