Form 10-Q/A
period 2012-06-30
MISSION BROADCASTING INC
filed 2012-09-07
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10–Q/A to Mission Broadcasting, Inc.’s quarterly report on Form 10–Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 8, 2012, (the “Form 10–Q”), is solely to furnish eXtensible Business Reporting Language (XBRL) information in Exhibit 101 to the Form 10–Q in accordance with the 30 day grace period provided by Rule 405(a)(2)(ii) of Regulation S−T.

Exhibit 101 provides the following materials from the Original Filing, formatted in XBRL: (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statement of Changes in Shareholders’ Deficit (iv) Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: September 7, 2012

Exhibit No.	Exhibit Index
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
101
The Company’s unaudited Condensed Financial Statements and related Notes for the quarter ended June 30, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language). *

*           Filed herewith