Form 10-Q
period 2012-09-30
MISSION BROADCASTING INC
filed 2012-11-08
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

As of November 2, 2012, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$435	$1,898
Accounts receivable, net of allowance for doubtful accounts of $64 and $113,
respectively	3,443	2,511
Current portion of broadcast rights	3,841	3,309
Due from Nexstar Broadcasting, Inc.	5,313	-
Prepaid expenses and other current assets	182	66
Total current assets	13,214	7,784
Property and equipment, net	22,201	24,140
Broadcast rights	4,020	1,950
Goodwill	18,730	18,730
FCC licenses	21,939	21,939
Other intangible assets, net	11,465	15,276
Other noncurrent assets, net	7,171	1,237
Total assets	$98,740	$91,056
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$390	$390
Current portion of broadcast rights payable	4,225	3,782
Accounts payable	159	192
Accrued expenses	1,123	740
Taxes payable	69	78
Interest payable (Note 6)	13,239	6,022
Deferred revenue	338	408
Due to Nexstar Broadcasting, Inc.	-	4,729
Total current liabilities	19,543	16,341
Debt (Note 6)	366,848	363,087
Broadcast rights payable	4,048	2,113
Deferred tax liabilities	10,507	9,600
Deferred revenue	140	242
Deferred gain on sale of assets	1,474	1,623
Other liabilities	5,241	5,152
Total liabilities	407,801	398,158
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as
of each of September 30, 2012 and December 31, 2011	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 6)	(193,979)	(189,330)
Accumulated deficit	(115,082)	(117,772)
Total shareholders' deficit	(309,061)	(307,102)
Total liabilities and shareholders' deficit	$98,740	$91,056

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net broadcast revenue	$4,707	$4,630	$13,937	$14,542
Revenue from Nexstar Broadcasting, Inc.	8,012	6,469	23,304	19,985
Net revenue	12,719	11,099	37,241	34,527
Operating expenses:
Direct operating expenses, excluding depreciation and
amortization	1,833	2,014	5,347	5,795
Selling, general, and administrative expenses, excluding
depreciation and amortization	794	1,110	2,041	3,351
Fees incurred pursuant to local service agreements
with Nexstar Broadcasting, Inc.	1,935	1,785	5,805	5,355
Amortization of broadcast rights	1,099	1,192	3,214	3,434
Amortization of intangible assets	1,270	1,271	3,811	4,261
Depreciation	701	792	2,142	2,366
(Gain) loss on asset disposal, net	-	(27)	-	52
Total operating expenses	7,632	8,137	22,360	24,614
Income from operations	5,087	2,962	14,881	9,913
Interest expense, net	(3,750)	(3,684)	(11,206)	(10,994)
Income (loss) before income taxes	1,337	(722)	3,675	(1,081)
Income tax expense	(338)	(313)	(985)	(936)
Net income (loss)	$999	$(1,035)	$2,690	$(2,017)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2012
(in thousands, unaudited)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balance as of December 31, 2011	1,000	$1	$(1)	$(189,330)	$(117,772)	$(307,102)

Discount accretion on
8.875% senior secured
second lien notes,
Nexstar portion (Note 6)	-	-	-	(440)	-	(440)

Interest accrual on 8.875%
senior secured second lien
notes, Nexstar portion, net
of Nexstar payments
(Note 6)	-	-	-	(4,209)	-	(4,209)

Net income	-	-	-	-	2,690	2,690

Balance as of September 30, 2012	1,000	$1	$(1)	$(193,979)	$(115,082)	$(309,061)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,690	$(2,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	913	880
Provision for bad debts	5	46
Depreciation of property and equipment	2,142	2,366
Amortization of intangible assets	3,811	4,261
Amortization of debt financing costs	167	160
Amortization of broadcast rights, excluding barter	1,044	1,172
Payments for broadcast rights	(1,268)	(1,376)
Loss on asset disposal, net	-	52
Deferred gain recognition	(149)	(149)
Amortization of debt discount	314	286
Changes in operating assets and liabilities:
Accounts receivable	(937)	(219)
Prepaid expenses and other current assets	(116)	50
Other noncurrent assets	-	(17)
Taxes payable	(9)	(14)
Accounts payable and accrued expenses	266	(146)
Interest payable	3,008	3,002
Deferred revenue	(172)	(204)
Other noncurrent liabilities	89	82
Due to/due from Nexstar Broadcasting, Inc.	(10,042)	(7,284)
Net cash provided by operating activities	1,756	931
Cash flows from investing activities:
Purchases of property and equipment	(166)	(419)
Escrow payment on station acquisition	(6,000)	-
Proceeds from disposals of property and equipment	-	18
Net cash used in investing activities	(6,166)	(401)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,000	-
Repayments of long-term debt	(993)	(292)
Payments for debt financing costs	(60)	-
Refund of debt financing costs	-	8
Net cash provided by (used in) financing activities	2,947	(284)
Net (decrease) increase in cash and cash equivalents	(1,463)	246
Cash and cash equivalents at beginning of period	1,898	1,250
Cash and cash equivalents at end of period	$435	$1,496

Supplemental information:
Interest paid	$7,717	$7,547
Income taxes paid, net	$81	$70
Non-cash investing activities:
Accrued purchases of property and equipment	$53	$26
Accrued debt financing costs	$47	$-

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of September 30, 2012, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 17 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2012, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2012, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2012, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Balance Sheet as of December 31, 2011  has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. The acquisition of WTVW from Nexstar, as discussed in Note 3 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, was deemed under U.S. GAAP to be a change in reporting entity. The historical results of the Company have therefore been retrospectively adjusted as if WTVW was owned and operated by the Company as of the earliest period presented.

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

On July 18, 2012, Mission entered into an asset purchase agreement with Newport Television LLC (“Newport”) to acquire the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, in Little Rock, Arkansas for $60.0 million, subject to adjustments for working capital acquired. In addition, Nexstar entered into a separate asset purchase agreement with Newport to purchase the assets of ten other television stations (collectively, the “Newport Acquisitions”). A deposit of $6.0 million was made by Mission upon signing the asset purchase agreement.  The Company will finance the purchase price with new bank loans (See Note 6). The Company expects the acquisitions to close in December 2012. Both acquisitions are subject to FCC approval and other customary conditions.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2012:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2012			December 31, 2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation
agreements	15	$66,443	$(55,981)	$10,462	$66,443	$(52,830)	$13,613
Other definite-lived
intangible assets	1-15	13,118	(12,115)	1,003	13,118	(11,455)	1,663
Other intangible assets		$79,561	$(68,096)	$11,465	$79,561	$(64,285)	$15,276

The following table presents the Company’s estimate of amortization expense for the remainder of 2012, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2012 (in thousands):

Remainder of 2012	$1,270
2013	4,254
2014	1,382
2015	1,098
2016	1,098
2017	974
Thereafter	1,389

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Balance as of September 30, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939

There were no changes recorded to goodwill or FCC licenses during the nine months ended September 30, 2012. The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2012, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Term loans	$38,122	$38,415
Revolving loans	10,000	6,700
8.875% Senior secured second lien notes due 2017, net of discount of $5,884
and $6,638, respectively	319,116	318,362
	367,238	363,477
Less: current portion	390	390
	$366,848	$363,087

2012 Transactions

In connection with the Newport Acquisition, Mission and Nexstar have secured commitments for $445.0 million in new senior secured credit facilities, comprised of $350.0 million in term loans due 2019 and $95.0 million in revolving credit due December 2017. Mission will use its proceeds from these loans to finance the Newport Acquisition, as well as for retirement of debt outstanding under its existing senior secured credit facility.

On October 24, 2012, Nexstar commenced an offer to sell $250.0 million of 6.875% Senior Notes due 2020 (the “6.875 Notes”) at par.  The sale of the notes is expected to be completed on or about November 9, 2012.  The proceeds of the 6.875% Notes will be used to retire  Nexstar’s 7% Senior Subordinated Notes due 2014 (the “7% Notes”) and 7% Senior Subordinated PIK Notes due 2014 (the “7% PIK Notes”), repay a portion of the amounts outstanding under Nexstar’s senior secured credit facility and pay related fees and expenses.  The 6.875% Notes will be senior unsecured obligations of Nexstar and will be guaranteed by Mission.  On October 24, 2012, Nexstar commenced a tender offer to retire the 7% Notes and the 7% PIK Notes. The tender offer will expire on November 21, 2012, unless extended or earlier terminated by Nexstar in its sole discretion.

On October 23, 2012, Mission and Nexstar entered into amendments to each of their senior secured credit facilities. The amendments exclude, through and including December 31, 2012, from the calculation of indebtedness and prepayment requirement, the proceeds of the 6.875% Notes and permit Nexstar to hold the net proceeds of the 6.875% Notes, pending repurchase of its outstanding 7% Notes and 7% PIK Notes and refinancing of a portion of the borrowings outstanding under its senior secured credit facilities with such proceeds, until December 31, 2012.

On September 27, 2012, Mission and Nexstar entered into amendments to each of their senior secured credit facilities. The amendments remove the requirement for the Company to provide pro forma certificates to the lenders prior to entering into an acquisition and exclude any acquisitions from dollar limitations within the credit agreements if they are not to be funded with the existing senior secured credit facilities.

During the nine months ended September 30, 2012, the Company borrowed a net amount of $3.3 million under its senior secured credit facility resulting in a revolving loan balance of $10.0 million as of September 30, 2012.

Unused Commitments and Borrowing Availability

As of September 30, 2012, the Company had no unused revolving loan commitments under its senior secured credit facility.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission senior secured credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes issued by Nexstar. Mission will also be a guarantor of the 6.875% Notes. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of September 30, 2012.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of September 30, 2012, Nexstar had a balance of $186.3 million of debt and $7.7 million of interest payable related to the 8.875% Notes. As of December 31, 2011, Nexstar had a balance of $185.8 million of debt and $3.5 million of interest payable related to the 8.875% Notes. Nexstar’s balances of debt and interest payable are recorded in contra equity due from Nexstar Broadcasting, Inc. on the Balance Sheet.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	September 30,2012		December 31,2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$38,122	$37,907	$38,415	$37,976
Revolving loans(1)	10,000	9,981	6,700	6,664
8.875% Senior secured second lien notes(2)	319,116	351,813	318,362	321,750

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

The Company’s provision for income taxes is primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No benefit has been recognized on the Company’s taxable losses for the three and nine months ended September 30, 2012 and 2011 as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

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

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

Guarantees of Nexstar Debt

    Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 7% Notes and 7% PIK Notes and will guarantee the 6.875% Notes. The notes are general unsecured senior subordinated obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 7% PIK Notes and the 7% Notes. As of September 30, 2012, Nexstar had a maximum commitment of $173.9 million under its senior secured credit facility, of which $131.9 million of debt was outstanding, had $3.9 million of the 7% senior subordinated notes outstanding and had $112.6 million of the 7% PIK senior subordinated notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2012 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

In October 2012, Nexstar commenced the offering of $250.0 million of 6.875% Notes and launched a tender offer to repurchase the 7% Notes and the 7% PIK Notes.  Additionally, Mission and Nexstar each amended its respective senior secured credit agreement to allow for the offering and tender offer and adjust compliance ratios accordingly.  See Note 6 for additional information on these events.

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

Overview of Operations

As of September 30, 2012, we owned and operated 17 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

On July 18, 2012, Mission entered into an asset purchase agreement with Newport to acquire the assets of two television stations in Little Rock, Arkansas for $60.0 million, subject to adjustments for working capital acquired. In addition, Nexstar entered into a separate asset purchase agreement with Newport to purchase the assets of ten other television stations. We and Nexstar have received Commitments to finance the acquisitions and retire existing debt with $445.0 million in new Senior Secured Credit Facilities comprised of $350.0 million in term loans due 2019 and $95.0 million in revolving credit due December 2017.  A deposit of $6.0 million was made by Mission upon signing the asset purchase agreement.  Mission expects to use the proceeds of the new senior secured credit facilities to finance the acquisition and retire the outstanding balances of our existing senior secured credit facility. We expect the acquisition to close in December 2012. Both acquisitions are subject to customary conditions.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2012 with Nexstar:

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$3,876	96.4	$2,525	65.7	$11,461	97.4	$7,287	60.0
Net advertising revenue	-	-	1,205	31.4	-	-	4,497	37.0
Network compensation	58	1.4	94	2.4	177	1.5	293	2.4
Other	87	2.2	18	0.5	129	1.1	74	0.6
Net broadcast revenue before
barter	4,021	100.0	3,842	100.0	11,767	100.0	12,151	100.0
Barter and trade revenue	686		788		2,170		2,391
Revenue from Nexstar	8,012		6,469		23,304		19,985
Net revenue	$12,719		$11,099		$37,241		$34,527

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$12,719	100.0	$11,099	100.0	$37,241	100.0	$34,527	100.0
Operating expenses:
Corporate expenses	226	1.8	232	2.1	640	1.6	664	1.9
Station direct operating expenses,
net of trade	1,833	14.4	1,968	17.6	5,347	14.4	5,654	16.4
Selling, general and administrative
expenses	568	4.6	878	7.9	1,401	3.8	2,687	7.8
Fees incurred pursuant to local
service agreements
with Nexstar	1,935	15.2	1,785	16.1	5,805	15.6	5,355	15.5
(Gains) loss on asset disposal, net	-	-	(27)	(0.2)	-	-	52	0.1
Barter and trade expense	686	5.4	808	7.3	2,170	5.8	2,403	7.0
Depreciation and amortization	1,971	15.5	2,063	18.6	5,953	16.0	6,627	19.2
Amortization of broadcast rights,
excluding barter	413	3.2	430	3.9	1,044	2.8	1,172	3.4
Income from operations	$5,087		$2,962		$14,881		$9,913

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Net revenue for the three months ended September 30, 2012 increased by $1.6 million, or 14.6%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $8.0 million for the three months ended September 30, 2012, compared to $6.5 million for the same period in 2011. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $3.9 million for the three months ended September 30, 2012, compared to $2.6 million for the same period in 2011, an increase of $1.3 million, or 50.2%. The increase was primarily due to cable agreements providing for higher rates per subscriber during the year.

Operating Expenses

    Corporate expenses were consistent at $0.2 million for each of the three months ended September 30, 2012 and 2011. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $2.4 million for the three months ended September 30, 2012, compared to $2.8 million for the same period in 2011, a decrease of $0.4 million, or 15.6%. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses and selling, general and administrative expenses by $0.9 million. This reduction was partially offset by increased programming costs of $0.4 million primarily related to renegotiated network affiliation agreements.

    Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $1.9 million for the three months ended September 30, 2012 compared to $1.8 million for the same period in 2011.  The increase was due to the SSA with Nexstar for WTVW entered into on December 1, 2011.

    Amortization of intangible assets remained consistent at $1.3 million for each of the three months ended September 30, 2012 and 2011. Depreciation of property and equipment also remained consistent at $0.7 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense

    Interest expense remained consistent at $3.8 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively.

Income Taxes

    Income tax expense remained consistent at $0.3 million for each of the three months ended September 30, 2012 and 2011. Our provision for income taxes is primarily created by an increase in the deferred tax liabilities position during the year arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax benefit was recorded with respect to the taxable losses for 2012 and 2011, as the utilization of such losses is not more likely than not to be realized in the foreseeable future.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Net revenue for the nine months ended September 30, 2012 increased by $2.7 million, or 7.9%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $23.3 million for the nine months ended September 30, 2012, compared to $20.0 million for the same period in 2011, an increase of $3.3 million or 16.6%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $11.6 million for the nine months ended September 30, 2012, compared to $7.6 million for the same period in 2011, an increase of $4.0 million, or 53.5%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were $0.6 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $6.7 million for the nine months ended September 30, 2012, compared to $8.3 million for the same period in 2011, a decrease of $1.6 million, or 19.1%. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses and selling, general and administrative expenses by $2.7 million. This reduction was partially offset by increased other program costs of $1.1 million primarily related to our renegotiated network affiliation agreements.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $5.8 million for the nine months ended September 30, 2012, compared to $5.4 million for the same period in 2011. The increase was due to the SSA with Nexstar for WTVW entered into on December 1, 2011.

Amortization of intangible assets was $3.8 million for the nine months ended September 30, 2012 compared to $4.3 million for the same period in 2011, a decrease of $0.5 million, or 10.6%.  The decrease was due to incremental amortization recorded in 2011 on network affiliation agreement intangibles on the WTVW FOX affiliate station which terminated on June 30, 2011. Depreciation of property and equipment remained relatively consistent at $2.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense was $11.2 million for the nine months ended September 30, 2012, compared to $11.0 million for the same period in 2011, an increase of $0.2 million, or 1.9%. The increase was due to a $6.7 million borrowing on our revolving loan made on December 1, 2011 in connection with the acquisition of WTVW and $4.0 million borrowing on our revolving loan made to finance the deposit to acquire the assets of two television stations from Newport.

Income Taxes

Income tax expense remained consistent at $1.0 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. Our provision for income taxes is primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. No tax expense or benefit was recorded with respect to the net income (loss) in 2012 and 2011 as the utilization of net operating losses is not more likely than not to be realized in the foreseeable future.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2012, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2012. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$1,756	$931
Net cash used in investing activities	(6,166)	(401)
Net cash provided by (used in) financing activities	2,947	(284)
Net (decrease) increase in cash and cash equivalents	$(1,463)	$246
Cash paid for interest	$7,717	$7,547
Cash paid for taxes	81	70

	As of	As of
	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$435	$1,898
Long-term debt including current portion(1)	367,238	363,477
Unused commitments under senior secured credit facilities	-	3,300

(1)	We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and
$184.9 million was received by Nexstar, as discussed in Note 5 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

    Net cash flows from operating activities increased by $0.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily due to the increase in net revenue of $2.7 million and decreased selling, general and administrative expenses of $1.3 million, which was partially offset by the timing of payments of amounts due to/from Nexstar of $2.8 million.

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

Cash Flows – Investing Activities

Net cash used in investing activities of $6.2 million during the nine months ended September 30, 2012 included a $6.0 million deposit for the acquisition of two television stations from Newport and purchases of property and equipment of $0.2 million.  Net cash used in investing activities during the nine months ended September 30, 2011 represented net purchases of property and equipment of $0.4 million.
Cash Flows – Financing Activities

Net cash flows provided by financing activities was $2.9 million for the nine months ended September 30, 2012 compared to the net cash used in financing activities of $0.3 million for the same period in 2011. We borrowed $4.0 million of revolving loans under our senior secured credit facility to finance the deposit to acquire the assets of two television stations from Newport. We also repaid $0.7 million of revolving loans and paid contractual maturities on our term loans during the nine months ended September 30, 2012.

Our senior secured credit facility prohibits the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2012, we had debt of $367.2 million, including $319.1 million of debt co-issued with Nexstar, which represented 631.2% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2012, there were no unused commitments under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2012 (in thousands):

		Remainder
	Total	of 2012	2013-2014	2015-2016	Thereafter
Senior secured credit facility	$48,122	$97	$10,780	$37,245	$-
8.875% Notes(1)	325,000	-	-	-	325,000
	$373,122	$97	$10,780	$37,245	$325,000

(1)	As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 5
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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 7% Notes and the 7% PIK Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2012, Nexstar had a maximum commitment of $173.9 million under its senior secured credit facility, of which $131.9 million of debt was outstanding, had $3.9 million of the 7% Notes outstanding and had $112.6 million of the 7% PIK Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 23, 2012. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes, the 7% Notes and the 7% PIK Notes contain restrictive covenants customary for borrowing arrangements of this type. As of September 30, 2012, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of September 30, 2012, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that as of September 30, 2012, there have been no material changes to this information.

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

Our term loan borrowings as of September 30, 2012 under our senior secured credit facility bear interest at a rate of 5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.4% at September 30, 2012. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2012 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.2 million, based on the outstanding balance of our credit facility as of September 30, 2012. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no significant impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of September 30, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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
10.1
Asset Purchase Agreement, dated as of July 18, 2012, by and among Mission Broadcasting, Inc., Newport Television LLC and Newport Television License LLC. (Incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on July 24, 2012)

10.2
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012).

10.3
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012).

10.4
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012).

10.5
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012).

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2012 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 8, 2012