Form 10-K
period 2012-12-31
MISSION BROADCASTING INC
filed 2013-03-29
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 26, 2013, the Registrant had 1,000 shares of common stock outstanding.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

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

As of December 31, 2012, we owned and operated 17 stations and four digital multicast (“DM”) channels. The stations are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. Our stations are affiliated with NBC (3 stations), FOX (4 stations), ABC (5 stations), CBS (2 stations), MyNetworkTV (2 stations and one DM), Bounce TV (3 DMs) and one of our stations is independent.

Effective January 1, 2013, the Company acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television, LLC (“Newport”) for a total purchase price of $60.0 million, subject to adjustments for working capital acquired. Pursuant to the terms of the purchase agreement, the Company made an initial payment of $6.0 million against the purchase price on July 18, 2012 to acquire the assets of KLRT-TV and KASN. The Company paid the remaining $54.0 million on January 3, 2013 funded by the $60.0 million proceeds of additional term loan under the Company’s senior secured credit facility.

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate in the Burlington, Vermont market, from Smith Media, LLC (“Smith Media”) for a total purchase price of $5.6 million paid on March 1, 2013. The purchase price was funded by a $5.0 million borrowing from the Company’s revolving credit facility and cash on hand.

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

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526-2227.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2012 with Nexstar-owned stations:

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

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We expect to continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of eight to ten years. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

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

Nexstar Broadcasting Group guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior unsecured notes issued by Nexstar. In consideration of Nexstar Broadcasting Group’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2012.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2012:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
74	Springfield, MO	KOLR	CBS	5	(3)
104	Evansville, IN	WTVW	Independent	4	8/1/13
130	Amarillo, TX	KCIT	FOX	6	(3)
		KCPN-LP	MyNetworkTV		(3)
134	Rockford, IL	WTVO/WTVO-D-2	ABC/MyNetworkTV	4	(3)
137	Monroe, LA-El Dorado, AR	KTVE	NBC	4	6/1/13
142	Wichita Falls, TX- Lawton, OK	KJTL/KJTL-D-2	FOX/Bounce TV	4	(3)
		KJBO-LP	MyNetworkTV		(3)
143	Lubbock, TX	KAMC/KAMC-D-2	ABC/Bounce TV	5	(3)
146	Erie, PA	WFXP	FOX	4	(3)
149	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
154	Terre Haute, IN	WAWV	ABC	3	(3)
164	Abilene-Sweetwater, TX	KRBC/KRBC-D-2	NBC/Bounce TV	4	(3)
168	Billings, MT	KHMT	FOX	5	(3)
172	Utica, NY	WUTR	ABC	3	(3)
197	San Angelo, TX	KSAN	NBC	3	(3)

(1)
Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

(2)
The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2012 4th Edition, as published by BIA Financial Network, Inc.

(3)
Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

Effective January 1, 2013, the Company acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport.

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate in the Burlington, Vermont market, from Smith Media.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by A.C. Nielsen Company, a national audience measuring service, into 210 generally recognized television markets, known as DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. A.C. Nielsen periodically publishes data on estimated audiences for the television stations in the DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating and share in a market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems and the Internet and, to a lesser extent, with newspapers and radio stations advertising serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

Most of our stations are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KCIT	Amarillo, TX	FOX	December 2013
KHMT	Billings, MT	FOX	December 2013
KJTL	Wichita Falls, TX-Lawton, OK	FOX	December 2013
WFXP	Erie, PA	FOX	December 2013
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2014
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2014
WTVO-D-2	Rockford, IL	MyNetworkTV	August 2014
KJTL-D-2	Wichita Falls, TX-Lawton, OK	Bounce TV	September 2014
KAMC-D-2	Lubbock, TX	Bounce TV	September 2014
KRBC-D-2	Abilene-Sweetwater, TX	Bounce TV	September 2014
KTVE	Monroe, LA-El Dorado, AR	NBC	December 2014
KSAN	San Angelo, TX	NBC	December 2014
KRBC	Abilene-Sweetwater, TX	NBC	December 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015
WAWV	Terre Haute, IN	ABC	June 2017
WUTR	Utica, NY	ABC	June 2017
WTVO	Rockford, IL	ABC	June 2017
KAMC	Lubbock, TX	ABC	June 2017
KODE	Joplin, MO-Pittsburg, KS	ABC	June 2017
KOLR	Springfield, MO	CBS	December 2018

Effective January 1, 2013, the Company acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport.

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate in the Burlington, Vermont market, from Smith Media.

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

Audience. Our stations compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on our stations is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audiences include home entertainment systems (such as VCRs, DVDs, and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner Inc., Comcast Corporation, Viacom Inc., News Corporation and the Walt Disney Company each owns a television network and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

Additional Competitive Factors. The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. The increased use of digital technology by cable and DBS systems, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 20% (in the case of a license entity) or 25% (in the case of a parent entity) non-U.S. ownership (by vote and by equity).

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interest in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt. We currently own and operate two television stations in the Little Rock, Arkansas market.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a time brokerage or local marketing agreement, if the programmer provides 15% or more of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

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

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount. Our stations have a combined national audience reach of 1.7% of television households with the UHF discount.

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

As a result of the FCC’s 2006 rulemaking proceeding, which provided a comprehensive review of all of its media ownership rules, in February 2008, the FCC adopted modest changes to its newspaper cross-ownership rule, while retaining the rest of its rules as then currently in effect. In July 2011, however, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to the newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. The U.S. Supreme Court declined to review the Third Circuit’s decision.

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012. The FCC may act on this proceeding in 2013. We cannot predict what rules the FCC will adopt or when they will be adopted. However, the FCC may deem television JSAs to be attributable ownership interests and require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits.

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

We elected to exercise retransmission consent rights for all of our stations where we have a legal right to do so. We have negotiated retransmission consent agreements with the majority of the MVPDs which carry the stations’ signals.

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

•	political advertising (its price and availability);

•	sponsorship identification;

•	contest and lottery advertising;

•	obscene and indecent broadcasts;

•	technical operations, including limits on radio frequency radiation;

•	discrimination and equal employment opportunities;

•	closed captioning and video description;

•	children’s programming;

•	program ratings guidelines; and

•	network affiliation agreements.

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

Employees

As of December 31, 2012, we had a total of 35 employees, all of which were full-time. As of December 31, 2012, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

The networks may stream their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those we own, and recently some networks have begun streaming special events and sports programming on the Internet simultaneously with their broadcast on local stations. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial conditions and results of operations of our stations.

We had a history of net losses in prior years.

We had net losses of $1.7 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively. We may not be able to achieve or maintain profitability in future years.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2012, we had $362.9 million of debt, including $319.4 million of debt co-issued with Nexstar, which represented 355.4% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 11, 2013. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2012, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

We guarantee $250.0 million of outstanding 6.875% senior unsecured notes issued by Nexstar and $246.0 million of amounts outstanding under Nexstar’s senior secured credit facilty.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. Additionally, Nexstar has $65.0 million of unused revolver commitments available under its senior secured credit facility, which is also guaranteed by us.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2012, based on projected future income, approximately $45.5 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for this portion of our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2012, we had NOLs of approximately $106.2 million for U.S. federal tax purposes and $39.8 million for state tax purposes. These NOLs expire at varying dates through 2031. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

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

All of the network affiliation agreements of our stations are scheduled to expire at various times through December 2018. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive and more expensive. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues could have an adverse effect on our business, financial condition, and results of operations.

Mission’s retransmission consent agreements with cable operators, DBS systems, and others permit the operators to carry our stations’ signals in exchange for the payment of compensation to us from the system operators as consideration. The television networks have recently asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under the retransmission consent agreements and are including these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source and could have an adverse effect on our business, financial condition, and results of operations.

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations.

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

We filed renewal of license applications for our stations between February 2005 and April 2007. The majority of these applications, including the KOLR application discussed above, remain pending with the FCC. Once a renewal application is timely filed, a station may continue to operate under its license even if its expiration date has passed. We expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so.

On June 1, 2012, the FCC’s renewal cycle for television stations reinitiated.  We are required to submit new renewal of license applications for our stations between February 1, 2013 and April 1, 2015. Third parties are permitted to submit objections to these applications.

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

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration in a market, even if the proposed combinations may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

Since January 1, 2003, we have tripled the number of stations that we operate, having acquired 11 stations. During the first quarter of 2013, we completed the acquisition of two television stations in the Little Rock, Arkansas market and one television station in the Burlington, Vermont market. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC attributes time brokerage agreements and local marketing agreements (“TBAs”) to the programmer under its ownership limits if the programmer provides 15% or more of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests for now. Our TBAs with Nexstar were entered into prior to November 1996 and are grandfathered.

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

In addition, the FCC is required by statute to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity”. The FCC initiated its 2010 statutory review of its ownership rules in May 2010, and in December 2011 it issued a notice of proposed rulemaking (NPRM) in that review.  The NPRM specifically requests comment on shared services agreements and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. We cannot predict what rules the FCC will adopt or when they will be adopted.  However, the FCC might act on these proceedings in 2013 and may deem television JSAs to be attributable ownership interests and require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits. If the FCC adopts a joint sales agreement attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

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

As of December 31, 2012, $50.9 million, or 42.6%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or by adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

In addition, video compression techniques now in use with DBS systems, cable and wireless cable are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

In 2004, the FCC began to impose substantial fines on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. The FCC also revised its indecency review analysis to more strictly prohibit the use of certain language on broadcast television. In one of several judicial appeals of FCC enforcement actions, a Federal court in July 2010 held the FCC’s indecency standards to be unconstitutionally vague under the First Amendment. The U.S. Supreme Court agreed to review that decision and in June 2012, issued a narrow decision setting aside FCC orders citing FOX and ABC for indecency violations, finding that the FCC failed to provide adequate prior notice that the sanctioned materials could be found actionably indecent. The U.S. Supreme Court did not otherwise address whether the FCC’s current indecency policy is consistent with the First Amendment. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent. Fines may be imposed on a television broadcaster for an indecency violation to a maximum of $325,000 per violation.

Intense competition in the television industry could limit our growth and our profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally, we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, DBS services, pay-per-view, home video and entertainment systems and Internet and mobile distribution of video programming have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and operate or the television broadcasting industry as a whole.

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether it should establish formal rules under which broadcasters will be required to serve the local public interest; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; and whether to modify its retransmission consent rules. A change to any of these rules may have a significant impact on us.

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

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC issued a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments were filed in March 2013. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

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

Item 4.                      Mine Safety Disclosures

None.

PART II

Item 5.                      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2012, our common stock was not traded on any market and two shareholders held all 1,000 shares of common stock outstanding. Our senior secured credit agreement restricts us from paying dividends to shareholders over the term of the agreement.

Item 6.                         Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2012, 2011 and 2010 and balance sheet data as of December 31, 2012 and 2011 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2009 and 2008 and balance sheet data as of December 31, 2010, 2009 and 2008 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands.

	2012	2011	2010	2009	2008

Statement of Operations Data, for the years ended December 31:
Net broadcast revenue	$18,610	$18,933	$18,086	$16,210	$16,124
Revenue from Nexstar(1)	33,352	27,800	29,878	25,435	35,283
Net revenue	51,962	46,733	47,964	41,645	51,407
Operating expenses (income):
Corporate expenses	1,056	913	1,090	1,263	908
Direct operating expenses, excluding depreciation and amortization	7,320	7,622	7,941	8,154	8,853
Selling, general and administrative expenses, excluding depreciation and amortization	1,831	3,594	3,601	3,574	3,811
Fees incurred pursuant to local service agreements with Nexstar(2)	7,740	7,190	7,160	7,425	8,090
Impairment of goodwill	-	-	-	261	1,289
Impairment of other intangible assets	-	-	-	1,997	10,149
Gain on asset exchange	-	-	-	(2,738)	(869)
(Gain) loss on asset disposal, net	(155)	190	170	56	(349)
Barter and trade expense	2,865	3,280	3,184	3,427	3,464
Amortization of broadcast rights, excluding barter	1,374	1,541	1,651	2,363	2,290
Depreciation and amortization	7,934	8,674	8,650	9,392	9,192
Income from operations	21,997	13,729	14,517	6,471	4,579
Interest expense	(15,037)	(14,681)	(12,998)	(6,051)	(9,420)
Loss on extinguishment of debt	(233)	-	(2,432)	-	-
Income (loss) before income taxes	6,727	(952)	(913)	420	(4,841)
Income tax benefit (expense)(3)	40,515	(749)	(1,836)	(986)	737
Net income (loss)	$47,242	$(1,701)	$(2,749)	$(566)	$(4,104)

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

(3)	In the fourth quarter of 2012, the Company decreased its valuation allowance on deferred tax assets by $43.0 million.

	2012	2011	2010	2009	2008

Balance Sheet Data, as of December 31:
Cash and cash equivalents	$318	$1,898	$1,250	$903	$1,572
Working capital (deficit)	(3,336)	(8,557)	1,843	(2,169)	(7,357)
Net intangible assets and goodwill	50,864	55,945	61,476	66,806	74,038
Total assets(1)	119,381	87,892	104,213	106,322	114,443
Total debt(2)	362,861	363,477	356,241	172,360	174,087
Total shareholders’ deficit(3)	(260,771)	(307,419)	(279,814)	(88,275)	(87,709)

Statement of Cash Flows Data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$5,797	$1,551	$4,370	$4,636	$8,837
Investing activities	(6,091)	(7,221)	(295)	(1,756)	(15,592)
Financing activities	(1,286)	6,318	(3,728)	(3,548)	(1,727)
Capital expenditures	287	541	295	1,756	8,247
Cash payments for broadcast rights	1,680	1,815	2,009	1,951	1,857

(1)
The Company revised its total assets as of December 31, 2011, 2010, 2009 and 2008 by a reduction of $3.2 million, $3.3 million, $4.9 million and $2.6 million, respectively, due to the change in accounting for broadcast rights. See Note 2 of the Consolidated Financial Statements for additional information.

(2)
On April 19, 2010, Mission and Nexstar co-issued $325.0 million of senior secured second lien notes due 2017 (the “8.875% Notes”) of which Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. Debt repayment will be split based on the same ratio as the proceeds were received. Please see Note 7 to the Financial Statements for additional information.

(3)
During the fourth quarter of 2012, the Company corrected its other noncurrent liabilities balance and accumulated deficit as of the earliest period being presented by $0.3 million for an error in deferred rent from tower leases recorded during a 2003 acquisition. See Note 11 of the Consolidated Financial Statements for additional information.

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

Overview of Operations

As of December 31, 2012, we owned and operated 17 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2012 with Nexstar:

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2012 was an election year, we are reporting an increase in political advertising revenue in 2012 compared to 2011 which is in line with our expectations.

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. We have been successful at negotiating favorable pricing with MVPDs, as well as signing retransmission agreements with additional MVPDs, driving significant revenue gains over the last few years.

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the stations during specified time periods, including prime time. NBC and CBS compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with ABC, FOX, MyNetworkTV and Bounce TV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements, network compensation has been declining from year to year. In 2012, we renewed our affiliation agreements with NBC through December 2014 for our three NBC stations.

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

Amendment to Credit Agreement

On December 1, 2012, we entered into an amendment of our senior secured credit facility with a group of commercial banks which replaced our previous credit facility. Our new senior secured credit facility consists of a $104.0 million term loan and $35.0 million revolving credit facility. We used the proceeds of these loans to finance acquisitions (See Note 14 to the Financial Statements) as well as to repay $38.1 million debt outstanding under our previous Term Loan B, plus accrued interest. We recorded $3.0 million in legal and professional fees related to the new senior secured credit facility, which we capitalized as debt finance costs, included in other noncurrent assets, net on our balance sheet, and is being amortized over the term of the components of the senior secured credit facility.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 and each type of revenue (other than barter revenue and revenue from Nexstar Broadcasting, Inc.) as a percentage of total gross revenue (dollars in thousands):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Retransmission compensation	$15,323	97.3	$9,837	62.9	$7,132	47.8
Net advertising revenue	-	-	5,363	34.3	6,685	44.9
Network compensation	245	1.6	351	2.2	986	6.6
Other	177	1.1	96	0.6	101	0.7
Net broadcast revenue before barter	15,745	100.0	15,647	100.0	14,904	100.0
Barter and trade revenue	2,865		3,286		3,182
Revenue from Nexstar	33,352		27,800		29,878
Net revenue	$51,962		$46,733		$47,964

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Net revenue	$51,962	100.0	$46,733	100.0	$47,964	100.0
Operating expenses (income):
Corporate expenses	1,056	2.0	913	2.0	1,090	2.3
Station direct operating expenses, net of trade	7,320	14.2	7,622	16.3	7,941	16.6
Selling, general and administrative expenses	1,831	3.5	3,594	7.7	3,601	7.5
Fees incurred pursuant to local service agreements with Nexstar	7,740	14.9	7,190	15.4	7,160	14.9
(Gain) loss on asset disposal, net	(155)	(0.3)	190	0.4	170	0.4
Barter and trade expense	2,865	5.5	3,280	7.0	3,184	6.6
Depreciation and amortization	7,934	15.3	8,674	18.6	8,650	18.0
Amortization of broadcast rights, excluding barter	1,374	2.6	1,541	3.2	1,651	3.4
Income from operations	$21,997		$13,729		$14,517

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

Net revenue for the year ended December 31, 2012 increased by $5.2 million, or 11.2%, from the same period in 2011. This increase was primarily attributed to an increase in retransmission compensation.

Revenue from Nexstar was $33.4 million for the year ended December 31, 2012, compared to $27.8 million for the same period in 2011, an increase of $5.6 million or 20.0%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of the increase in political advertising in 2012, which is an election year. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which increased our JSA revenue and discontinued our net advertising revenue stream.

Compensation from retransmission consent and network affiliation agreements was $15.6 million for the year ended December 31, 2012, compared to $10.2 million for the same period in 2011, an increase of $5.4 million, or 52.8%. The increase was primarily due to renegotiated cable agreements providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expense mainly relates to costs associated with the centralized management of our stations. Corporate expenses were $1.1 million for the year ended December 31, 2012, compared to $0.9 million for the same period in 2011, an increase of $0.2 million, or 15.7%. This was due to an increase in legal and professional fees associated with our acquisitions of three television stations completed in January and March of 2013.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $9.2 million for the year ended December 31, 2012, compared to $11.2 million for the same period in 2011, a decrease of $2.0 million, or 18.4%. We entered into a JSA with Nexstar for WTVW on December 1, 2011 which reduced station direct operating expenses and selling, general and administrative expenses by $3.7 million. This reduction was partially offset by increases in other program costs of $1.4 million primarily related to our renegotiated network affiliation agreements and increased health claims of $0.3 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $7.7 million for the year ended December 31, 2012, compared to $7.2 million for the same period in 2011, an increase of $0.5 million, or 7.6%. The increase was due to the SSA with Nexstar for WTVW entered into on December 1, 2011.

Amortization of intangible assets was $5.1 million for the year ended December 31, 2012 compared to $5.5 million for the same period in 2011, a decrease of $0.4 million, or 8.1%.  The decrease was due to incremental amortization recorded in 2011 on network affiliation agreement intangibles on the WTVW FOX affiliate station which terminated on June 30, 2011. Depreciation of property and equipment remained relatively consistent at $2.9 million and $3.1 million for the year ended December 31, 2012 and 2011, respectively.

Interest Expense

Interest expense was $15.1 million for the year ended December 31, 2012, compared to $14.7 million for the same period in 2011, an increase of $0.4 million, or 2.4%. The increase was due to a $6.7 million borrowing on our revolving loan made on December 1, 2011 in connection with the acquisition of WTVW and $4.0 million borrowing on our revolving loan made on July 31, 2012 to partially finance the deposit to acquire the assets of two television stations from Newport.

Income Taxes

We recognized an income tax benefit of $40.5 million for the year ended December 31, 2012, compared to income tax expense of $0.7 million for the same period in 2011, an increase in income tax benefit of $41.2 million. The increase in income tax benefit was due to the release of a valuation allowance against deferred tax assets for NOLs and other deferred tax assets partially offset by the tax provision for 2012.

Prior to 2012, our provision for income taxes was primarily created by an increase in the deferred tax liability position arising from the amortization of goodwill and FCC licenses for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released our valuation allowance against deferred tax assets for NOLs and other deferred tax assets. Management’s assessment included consideration of all available positive and negative evidence including recent net operating loss utilization against our 2012 taxable income, cumulative pre-tax book income over the last three (3) years, historical operating results, projected future taxable income over the net operating loss carryforward period, the anticipated ability to sustain a level of earnings, a lower weighted average cost of debt and the continued renewal of network affiliation and retransmission consent agreements on favorable economic terms. Due to strong financial results and improved credit profile in recent years, we were able to obtain a lower interest rate on our refinanced senior secured credit facilities in the fourth quarter of 2012. In addition, we expanded our line of credit and borrowing capacity on favorable terms that significantly enhanced our ability to grow strategic market share through acquisition. During the first quarter of 2013, we completed the acquisition of two television stations in the Little Rock, Arkansas market and one television station in the Burlington, Vermont market. We also generated pre-tax income of $6.7 million from our 2012 operations. This expected level of earnings makes it more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

Based on the results of our in-depth assessment, management determined that it was more likely than not that the NOLs and other deferred tax assets were realizable based on all available positive and negative evidence. As a result, we decreased our valuation allowance by $43.0 million through income tax benefit in our 2012 Consolidated Statement of Operations.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 11, 2013, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2012. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

On January 3, 2013, we borrowed $60.0 million in additional term loans under our new senior secured credit facility to fund the acquisition of the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for a total purchase price of $60.0 million, subject to adjustments for working capital acquired.

On March 1, 2013, we paid the purchase price of $5.6 million to complete the acquisition of the assets of WVNY, the ABC affiliate in the Burlington, Vermont market, from Smith Media. The transaction was funded by a $5.0 million borrowing from our revolving credit facility and cash on hand.

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$5,797	$1,551	$4,370
Net cash used in investing activities	(6,091)	(7,221)	(295)
Net cash (used in) provided by financing activities	(1,286)	6,318	(3,728)
Net (decrease) increase in cash and cash equivalents	$(1,580)	$648	$347
Cash paid for interest	$14,137	$14,075	$9,956
Cash paid for taxes	81	65	61

	As of December 31,
	2012	2011
Cash and cash equivalents	$318	$1,898
Long-term debt including current portion(1)	362,861	363,477
Unused commitments under senior secured credit facilities	35,000	3,300

(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 7 of our Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $4.2 million, or 273.8% during the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily due to the increase in net revenue of $5.2 million and decreased selling, general and administrative expenses of $1.8 million, which was partially offset by the timing of payments of amounts due to/from Nexstar of $2.6 million.

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

Cash Flows – Investing Activities

Net cash used in investing activities during the year ended December 31, 2012 included a $6.0 million deposit for the acquisition of two television stations from Newport and purchases of property and equipment of $0.3 million. Net cash used in investing activities during the year ended December 31, 2011 consisted of $0.5 million capital expenditures and $6.7 million payments for the acquisition of WTVW from Nexstar.

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

Cash Flows – Financing Activities

Net cash flows used in financing activities was $1.3 million for the year ended December 31, 2012 compared to the net cash provided by financing activities of $6.3 million for the same period in 2011. During October and November 2012, we repaid all amounts outstanding under our revolving credit facilities which included the $6.7 million revolving loan obtained in December 1, 2011 to fund the acquisition of WTVW.

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

Our senior secured credit facility restricts the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2012, we had debt of $362.9 million, including $319.4 million of debt co-issued with Nexstar, which represented 355.4% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2012, we have $35.0 million of total unused commitments under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2012 (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Senior secured credit facility	$44,000	$330	$880	$880	$41,910
8.875% Notes(1)	325,000	-	-	325,000	-
	$369,000	$330	$880	$325,880	$41,910

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the $250.0 million 6.875% senior unsecured notes issued by Nexstar on November 9, 2012 (“6.875% Notes”). The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2012, Nexstar had a maximum commitment of $311.0 million under its senior secured credit facility, of which $246.0 million of debt was outstanding and had $250.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 11, 2013. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2012, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of December 31, 2012, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2013	2014-2015	2016-2017	Thereafter
Senior secured credit facility	$44,110	$440	$880	$880	$41,910
8.875% senior secured second lien notes due 2017(1)	325,000	-	-	325,000	-
Cash interest on debt	143,944	30,995	61,934	47,432	3,583
Broadcast rights current cash commitments(2)	683	515	153	15	-
Broadcast rights future cash commitments	2,261	904	1,281	33	43
Operating lease obligations	22,487	1,536	3,241	3,522	14,188
Total contractual cash obligations	$538,485	$34,390	$67,489	$376,882	$59,724

(1)
As co-issuers, we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar as discussed in Note 7 of our Financial Statements. Principal and interest will be paid based on the ratio of the proceeds received. The full amounts are disclosed above as we are jointly and severally liable on these amounts as a co-issuer of the notes.

(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements at December 31, 2012 in the amount of $1.3 million.

As of December 31, 2012, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Valuation of Goodwill and Intangible Assets

Intangible assets represented $50.9 million, or 42.6%, of our total assets as of December 31, 2012. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2012 and 2011 which resulted in no impairment charges. In aggregate, the fair values of our goodwill and FCC licenses exceeded their book values by a margin of 364.0%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2012	2011
Market growth rates	0.2 – 2.3%	0.8 – 2.7%
Operating profit margins – FCC licenses	12.0 – 25.0%	11.5 – 24.0%
Operating profit margins – goodwill	21.0 – 32.9%	20.0 – 31.6%
Discount rate	10.0%	10.0%
Tax rate	35.3 – 40.6%	35.3 – 40.6%
Capitalization rate	7.3 – 8.0%	7.3 – 8.0%

Broadcast Rights Carrying Amount

We record Broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is available for broadcast. We consider programs that have been produced prior to our contract period to be available for broadcast, while programs that are produced throughout the contract period are recorded and amortized as they are aired. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we amortize the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2012, the carrying amounts of our current broadcast rights were $1.0 million and non-current broadcast rights were $0.6 million.

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

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us periodically, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Barter and Trade Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We trade certain advertising time for various goods and services, which are recorded at the estimated fair values of the goods or services received. We recorded both barter revenue and barter expense of $2.9 million, $3.1 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. We recorded trade revenue and expense of no amounts, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership by our principal shareholder could limit our ability to use our NOLs. Ownership changes are evaluated as they occur.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 4.5% as of December 31, 2012 and the interest rate on the revolver loans was 4.6%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) from its December 31, 2012 level would increase our annual interest expense and decrease our cash flow from operations by $0.1 million, based on the outstanding balance of our credit facility as of December 31, 2012. An increase in LIBOR of 50 basis points (one-half of a percentage point) or a decrease in LIBOR by 100 or 50 basis points would not have any impact on our annual interest expense and our cash flow from operations. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of December 31, 2012, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	60	Chairman of the Board and Secretary
Dennis Thatcher	66	President, Treasurer and Director

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

Dennis Thatcher was appointed as President and Treasurer and elected to the Board of Directors effective December 19, 2011. Mr. Thatcher previously served as our Executive Vice President and Chief Operating Officer since October 2004. From November 2003 to March 2004, Mr. Thatcher served as Regional Market Manager for United Media Partners. From November 2002 to October 2003, Mr. Thatcher served as General Sales Manager of KZTV for Eagle Creek Broadcasting. From July 2000 to October 2002, Mr. Thatcher pursued personal interests. From April 1998 to June 2000, Mr. Thatcher served as Senior Vice President and Central Regional Manager for Paxson Communications.

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

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

On December 19, 2011, the Company entered into an employment agreement with Nancie J. Smith to serve as Chairman of the Board and Secretary of the Company. The agreement provides for $120,000 in annual compensation with 2% annual increases. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, as defined in the agreement, Ms. Smith is eligible to receive her salary for a period of six months. During the interim period after the death of David S. Smith and prior to the execution of the agreement, Ms. Smith was employed by the Company as Vice President and Secretary and compensated at an annual salary of $120,000.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31.

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director, former Executive Vice President and COO	2012	$142,309	$—	$—	$—	$ —	$ —	$ —	$142,309
	2011	$142,200	$—	$—	$—	$ —	$ —	$ —	$142,200
	2010	142,200	—	—	—	—	—	—	142,200

Nancie J. Smith Chairman of the Board and Secretary, former Vice President	2012	120,000	—	—	—	—	—	—	120,000
	2011	73,845	—	—	—	—	—	—	73,845
	2010	—	—	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2012:
Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar
		JSA	6/30/14	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/13	$10 thousand per month paid to Nexstar
		JSA	5/8/13	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We will continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of eight to ten years. Nexstar indemnifies us for Nexstar’s activities pursuant to the local service agreements.

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements our stations have with Nexstar, we refer you to Note 4 to the Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar Broadcasting Group’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. This stock purchase option expires on November 29, 2019.

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2012:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	FOX	12/01/05	12/01/14
KJTL and	Wichita Falls, TX-Lawton, OK	FOX	06/01/99	06/01/18
KJBO-LP		MyNetworkTV	06/01/99	06/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/21
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	05/09/22
KSAN	San Angelo, TX	NBC	06/13/03	05/09/22
WAWV	Terre Haute, IN	ABC	05/09/03	05/09/22
KCIT and	Amarillo, TX	FOX	03/17/09	05/01/18
KCPN-LP		MyNetworkTV	03/17/09	05/01/18
KHMT	Billings, MT	FOX	12/30/03	12/31/22
KAMC	Lubbock, TX	ABC	12/30/03	12/31/22
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/08	1/16/17
KOLR	Springfield, MO	CBS	12/30/03	12/31/22
WUTR	Utica, NY	ABC	04/01/04	04/01/13
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	11/01/13

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

We retained PricewaterhouseCoopers LLP to audit the Financial Statements of Mission Broadcasting, Inc. for the years ended December 31, 2012 and 2011, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2012 and 2011 for these various services were:

	2012	2011
Audit Fees (1)	$146,250	$178,750
Audit Related Fees (2)	—	—
Tax Fees (3)	55,041	73,778
All Other Fees (4)	—	—
Total	$201,291	$252,528

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
Dennis Thatcher
President and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2013.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board

/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. that is discussed in Notes 1, 2, 4, 7 and 11 to the financial statements.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2013

MISSION BROADCASTING, INC.
BALANCE SHEETS
(in thousands, except share information)
	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$318	$1,898
Accounts receivable, net of allowance for doubtful accounts of $30 and $113, respectively	3,610	2,511
Current portion of broadcast rights	962	902
Due from Nexstar Broadcasting, Inc.	512	-
Deferred tax assets	933	8
Prepaid expenses and other current assets	122	58
Total current assets	6,457	5,377
Property and equipment, net	21,518	24,140
Broadcast rights	649	1,193
Goodwill	18,730	18,730
FCC licenses	21,939	21,939
Other intangible assets, net	10,195	15,276
Deferred tax assets	30,416	-
Deposit on station acquisition	6,000	-
Other noncurrent assets, net	3,477	1,237
Total assets	$119,381	$87,892
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$330	$390
Current portion of broadcast rights payable	1,261	1,375
Accounts payable	364	192
Accrued expenses	1,172	740
Taxes payable	102	78
Interest payable (Note 7)	6,268	6,022
Deferred revenue	296	408
Due to Nexstar Broadcasting, Inc.	-	4,729
Total current liabilities	9,793	13,934
Debt (Note 7)	362,531	363,087
Broadcast rights payable	681	1,356
Deferred tax liabilities	-	9,600
Other liabilities	7,147	7,334
Total liabilities	380,152	395,311
Commitments and contingencies
Shareholders' deficit:
Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2012 and 2011	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 7)	(189,924)	(189,330)
Accumulated deficit	(70,847)	(118,089)
Total shareholders' deficit	(260,771)	(307,419)
Total liabilities and shareholders' deficit	$119,381	$87,892
The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net broadcast revenue	$18,610	$18,933	$18,086
Revenue from Nexstar Broadcasting, Inc.	33,352	27,800	29,878
Net revenue	51,962	46,733	47,964
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	7,320	7,797	8,165
Selling, general, and administrative expenses, excluding depreciation and amortization	2,887	4,507	4,691
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	7,740	7,190	7,160
Amortization of broadcast rights	4,239	4,646	4,611
Amortization of intangible assets	5,081	5,531	5,330
Depreciation	2,853	3,143	3,320
(Gain) loss on asset disposal, net	(155)	190	170
Total operating expenses	29,965	33,004	33,447
Income from operations	21,997	13,729	14,517
Interest expense, net	(15,037)	(14,681)	(12,998)
Loss on extinguishment of debt	(233)	-	(2,432)
Income (loss) before income taxes	6,727	(952)	(913)
Income tax benefit (expense)	40,515	(749)	(1,836)
Net income (loss)	$47,242	$(1,701)	$(2,749)
The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Three Years Ended December 31, 2012
(in thousands, except per share information)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balance as of December 31, 2009	1,000	$1	$(1)	$-	$(88,275)	$(88,275)
Issuance of 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(184,934)	-	(184,934)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(348)	-	(348)
Interest accrual on 8.875% senior secured second lien notes, Nexstar portion, net of Nexstar payments Nexstar portion (Note 7)				(3,508)	-	(3,508)
Net loss	-	-	-	-	(2,749)	(2,749)
Balance as of December 31, 2010	1,000	1	(1)	(188,790)	(91,024)	(279,814)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(540)	-	(540)
Excess of purchase price paid over the carrying value of net assets acquired (Note 3)	-	-	-	-	(5,125)	(5,125)
Net assets remaining with Nexstar Broadcasting, Inc. upon change in reporting entity (Note 3)	-	-	-	-	(20,239)	(20,239)
Net loss	-	-	-	-	(1,701)	(1,701)
Balance as of December 31, 2011	1,000	1	(1)	(189,330)	(118,089)	(307,419)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(594)	-	(594)
Net income	-	-	-	-	47,242	47,242
Balance as of December 31, 2012	1,000	$1	$(1)	$(189,924)	$(70,847)	$(260,771)
The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC. STATEMENTS OF CASH FLOWS (in thousands)
	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$47,242	$(1,701)	$(2,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(40,621)	673	1,764
Provision for bad debts	2	153	154
Depreciation of property and equipment	2,853	3,143	3,320
Amortization of intangible assets	5,081	5,531	5,330
Amortization of debt financing costs	229	214	310
Amortization of broadcast rights, excluding barter	1,374	1,541	1,651
Payments for broadcast rights	(1,680)	(1,815)	(2,009)
(Gain) loss on asset disposal, net	(155)	190	170
Deferred gain recognition	(198)	(198)	(198)
Loss on extinguishment of debt	233	-	2,432
Amortization of debt discount	425	386	248
Changes in operating assets and liabilities:
Accounts receivable	(1,101)	(600)	(172)
Prepaid expenses and other current assets	(64)	59	94
Other noncurrent assets	-	(17)	(1)
Taxes payable	24	11	11
Accounts payable and accrued expenses	505	32	133
Interest payable	246	7	2,483
Deferred revenue	(234)	(304)	(753)
Other noncurrent liabilities	133	111	139
Due to Nexstar Broadcasting, Inc.	(8,497)	(5,865)	(7,987)
Net cash provided by operating activities	5,797	1,551	4,370
Cash flows from investing activities:
Purchases of property and equipment	(287)	(541)	(295)
Deposits and payments for acquisition	(6,000)	(6,700)	-
Proceeds from disposals of property and equipment	196	20	-
Net cash used in investing activities	(6,091)	(7,221)	(295)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	48,000	6,700	131,906
Repayments of long-term debt	(49,115)	(390)	(133,555)
Payments for (refunds of) debt financing costs	(171)	8	(1,087)
Consideration paid for debt extinguishment	-	-	(992)
Net cash (used in) provided by financing activities	(1,286)	6,318	(3,728)
Net (decrease) increase in cash and cash equivalents	(1,580)	648	347
Cash and cash equivalents at beginning of period	1,898	1,250	903
Cash and cash equivalents at end of period	$318	$1,898	$1,250

Supplemental information:
Interest paid	$14,137	$14,075	$9,956
Income taxes paid, net	$81	$65	$61
Non-cash investing activities:
Accrued purchases of property and equipment	$2	$17	$2
Accrued debt financing costs	$114	$-	$-
Proceeds from debt issuance received by Nexstar Broadcasting, Inc. classified as contra equity (Note 7)	$-	$-	$184,934
The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2012, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 17 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 11, 2013, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2012, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and the Company. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2012, Nexstar was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2012 with Nexstar:

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

(2)
Mission has both a shared service agreement (“SSA”) and a joint sales agreement (“JSA”) for each of these stations. Each SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Each JSA permits Nexstar to sell the station’s advertising time and retain a percentage of the net revenue from the station’s advertising time in return for monthly payments to Mission of the remaining percentage of the net revenue, as described in the JSAs.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have terms of eight to ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operation of its stations.

Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations.

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’ shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, as well as the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collected.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertising spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $2.9 million, $3.1 million and $3.0 million of barter revenue and expense for the years ended December 31, 2012, 2011 and 2010, respectively. Barter expense was included in amortization of broadcast rights in the Company’s Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. Trade expense is recognized when services or merchandise received are used. The Company recorded no amounts, $0.2 million and $0.2 million of trade revenue and expense for the years ended December 31, 2012, 2011 and 2010, respectively. Trade expense was included in direct operating expenses in the Company’s Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Programs that have been produced prior to our contract period are considered available for broadcast, while programs that are produced throughout the contract are recorded and amortized as they are aired. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis or possibly immediately.

During the fourth quarter of 2012, the Company revised its accounting for broadcast rights. Previously, the Company recorded an asset and a liability for programming at the beginning of each license period. The Company has revised the accounting for programming that is produced throughout the license period, such that these contracts are now recorded and amortized as they are aired. The consolidated balance sheet as of December 31, 2011 has been revised and certain assets and liabilities have been reduced from prior presentation as follows: current portion of broadcast rights by $2.4 million, broadcast rights by $0.8 million, current portion of broadcast rights payable by $2.4 million, broadcast rights payable by $0.8 million. This revision had no effect on the statements of operations, statement of changes in shareholders’ deficit, or statements of cash flows and has been determined to be not material to previously issued financial statements.

Property and Equipment

Property and equipment is stated at cost. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 5).

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2012 and 2011, debt financing costs of $3.5 million and $0.9 million, respectively, were included in other noncurrent assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2012, 2011 and 2010, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

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

As Nexstar is deemed to have a controlling financial interest in Mission under U.S. GAAP, as discussed in Note 2, the acquisition was accounted for as a change in reporting entity. The Company’s Financial Statements were retrospectively adjusted to include the results of WTVW as if it was owned and operated by Mission as of the earliest period presented and acquired amounts were recorded at the historical carrying values of Nexstar.

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

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The SSAs and JSAs generally have a term of eight to ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreement to which Nexstar is a party.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. The Company had the following local service agreements in effect with Nexstar as of December 31, 2012:

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

5. Property and Equipment, net

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2012	2011
Buildings and building improvements	39	$7,798	$7,767
Land	N/A	1,442	1,442
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	37,416	37,469
Office equipment and furniture	3-7	1,299	1,282
Vehicles	5	778	904
Construction in progress	N/A	4	36
		48,807	48,970
Less: accumulated depreciation		(27,289)	(24,830)
Property and equipment, net		$21,518	$24,140

In 2001, the Company sold certain of its telecommunications tower facilities for cash and entered into noncancellable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2012 and 2011, the deferred gain was $1.6 million and $1.8 million, respectively, including $0.2 million in current liabilities as of December 31, 2012 and 2011.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2012			2011
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$66,443	$(57,032)	$9,411	$66,443	$(52,830)	$13,613
Other definite-lived intangible assets	1-15	13,118	(12,334)	784	13,118	(11,455)	1,663
Other intangible assets		$79,561	$(69,366)	$10,195	$79,561	$(64,285)	$15,276

The Company’s annual impairment test of goodwill and FCC licenses performed as of December 31, 2012 and 2011 resulted in no impairment charge being recognized. No events or circumstances were noted leading management to conclude that impairment testing should be performed during 2012 and 2011 on the intangible assets subject to amortization.

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

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2012 (in thousands):

2013	$4,254
2014	1,382
2015	1,098
2016	1,098
2017	974
Thereafter	1,389
$10,195

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2011	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Balance as of December 31, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939

There were no changes recorded to goodwill or FCC licenses during the years ended December 31, 2012 and 2011.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2012	2011
Term loans, net of discount of $517 and $0	$43,483	$38,415
Revolving loans	-	6,700
8.875% Senior secured second lien notes due 2017, net of discount of $5,622 and $6,638, respectively	319,378	318,362
	362,861	363,477
Less: current portion	(330)	(390)
	$362,531	$363,087

2012 Transactions

On December 1, 2012, the Company entered into an amendment of its senior secured credit facility with a group of commercial banks which replaced the Company’s previous credit facility. The new senior secured credit facility consists of a $104.0 million term loan and $35.0 million revolving credit facility. The Company used the proceeds of these loans to finance acquisitions (See Note 14) as well as to repay $38.1 million debt outstanding under the Company’s previous Term Loan B, plus accrued interest. The repayment resulted in a loss on extinguishment of debt of $0.1 million.

The Company recorded $3.0 million in underwriting, legal and professional fees related to the new senior secured credit facility, which was capitalized as debt finance costs, included in other noncurrent assets, net on the balance sheet, and is being amortized over the term of the components of the senior secured credit facility.

During October and November of 2012, Mission repaid the principal amounts outstanding of its revolving credit facility of $10.0 million, plus accrued interest. These transactions resulted in a loss on extinguishment of debt of $0.1 million representing write-offs of unamortized deferred finance costs.

On October 23, 2012, the Company entered into an amendment to its senior secured credit facility. The amendment excludes, through and including December 31, 2012, from the calculation of indebtedness and prepayment requirement, the proceeds of certain debt of Nexstar pending refinancing transactions, until December 31, 2012.

On September 27, 2012, the Company entered into an amendment to its senior secured credit facility. The amendment removed the requirement for the Company to provide pro forma certificates to the lenders prior to entering into an acquisition and exclude any acquisitions from dollar limitations within the credit agreements if they are not to be funded with the existing senior secured credit facility.

Senior Secured Credit Facility

The Mission senior secured credit facility (the “Mission Facility”) consists of a $104.0 million term loan and a $35.0 million revolving loan. As of December 31, 2012 and 2011, Mission had $44.0 million and $38.4 million, respectively, of outstanding term loans, and no amounts and $6.7 million, respectively, of revolving loans.

The term loan, which matures in December 2019, is payable in consecutive quarterly installments of 0.25%, with the remaining 94% due at maturity. There were no scheduled repayments in 2012. During the years ended December 31, 2012 and 2011, Mission repaid scheduled maturities of $0.3 million and $0.4 million, respectively, of its previous Term Loan B.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement. The interest rate of Mission’s term loan was 4.5% and 5.0% as of December 31, 2012 and 2011, respectively, and the interest rate on Mission’s revolving loans was 4.6% and 4.3% as of December 31, 2012 and 2011. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

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

The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Mission and Nexstar, each entity reflects the full amount of the 8.875% Notes and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of December 31, 2012 and 2011, Nexstar had a balance of $186.4 million and $185.8 million, respectively, of debt and $3.5 million of interest payable related to the 8.875% Notes, both of which are recorded in contra equity due from Nexstar on the Balance Sheet. Mission used the net proceeds of the offering and cash on hand to refinance Mission’s old senior secured credit facilities and pay related fees and expenses.

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

Unused Commitments and Borrowing Availability

The Company had $35 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Credit Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the 6.875% senior unsecured notes due 2020. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission Facility does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its debt covenants as of December 31, 2012.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$43,483	$44,484	$38,415	$37,976
Revolving loans(1)	-	-	6,700	6,664
8.875% Senior secured second lien notes(2)	319,378	359,125	318,362	321,750

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

Debt Maturities

As of December 31, 2012, scheduled maturities of Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2013	$330
2014	440
2015	440
2016	440
2017	325,440
Thereafter	41,910
$369,000

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2012 and 2011, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2012	2011	2010
Current tax expense:
Federal	$4	$—	$—
State	102	77	72
	106	77	72

Deferred tax expense:
Federal	(38,337)	555	1,463
State	(2,284)	117	301
	(40,621)	672	1,764
Income tax expense:	$(40,515)	$749	$1,836

The Company’s 2012 income tax benefit relating to operations primarily resulted from a reduction in its valuation allowance. Based on the weight of available evidence including the Company’s generation of pre-tax income from operations on a three-year look-back basis, forecast of future earnings, and the anticipated ability to sustain a level of earnings, the Company determined, in the fourth quarter of 2012, it is more likely than not a substantial portion of its deferred tax assets will be realized and the Company decreased its valuation allowance by $43.0 million through its income tax benefit in the 2012 Consolidated Statement of Operations. Due to strong financial results and an improved credit profile in recent years, the Company was able to obtain a lower interest rate on its refinanced senior secured credit facility in the fourth quarter of 2012. In addition, the Company expanded its line of credit and borrowing capacity on favorable terms that significantly enhanced the Company’s ability to grow strategic market share through acquisition. During the first quarter of 2013, the Company completed the acquisitions of two television stations in the Little Rock, Arkansas market and one television station in the Burlington, Vermont market (See Note 14). The Company also generated a pre-tax income of $6.7 million in 2012. In addition, in the fourth quarter of 2012 the Company completed its forecast of future earnings. This expected level of earnings makes it more likely than not that a substantial portion of the Company’s deferred tax assets will be realized.

The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2012	2011	2010
Income tax (benefit) expense at 35% statutory federal rate	$2,354	$(333)	$(320)
Change in valuation allowance	(43,035)	1,525	3,034
State and local taxes, net of federal benefit	418	(31)	(47)
Impact of change in reporting entity (Note 3)	—	(412)	(831)
Other, net	(252)	—	—
Income tax expense	$(40,515)	$749	$1,836

    The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards (“NOLs”)	$39,294	$39,552
Other intangible assets	3,862	5,070
Deferred revenue	788	867
Other	1,559	1,361
Total deferred tax assets	45,503	46,850
Valuation allowance	—	(43,035)
Net deferred tax assets	45,503	3,815

Deferred tax liabilities:
Property and equipment	(3,349)	(3,487)
Goodwill	(5,000)	(4,400)
FCC licenses	(5,805)	(5,200)
Total deferred tax liabilities	(14,154)	(13,087)
Net deferred tax asset (liability)	$31,349	$(9,272)

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Gross unrecognized tax benefits as of the beginning of the year	$3,677	$3,677	$3,677
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Gross unrecognized tax benefits as of December 31	$3,677	$3,677	$3,677

If the gross unrecognized tax benefits were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2012, 2011 and 2010, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2008. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2012, the Company has federal NOLs available of $106.2 million and post-apportionment state NOLs available of $39.8 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2031 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were due on March 5, 2012, and reply comments are due in April 2012. The FCC may act on this proceeding in 2013. The Company cannot predict what rules the FCC will adopt or when they will be adopted. However, the FCC may deem television JSAs to be attributable ownership interests and require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the television ownership limits.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments are due in March 2013. A reallocation of television spectrum for wireless broadband use would likely involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2012 (in thousands):

2013	$904
2014	799
2015	482
2016	33
2017	-
Thereafter	43
$2,261

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Statements of Operations for such leases was $1.6 million, $1.6 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under these operating leases are as follows as of December 31, 2012 (in thousands):

2013	$1,536
2014	1,601
2015	1,640
2016	1,717
2017	1,805
Thereafter	14,188
$22,487

During the fourth quarter of 2012, the Company corrected its other noncurrent liabilities balance and beginning accumulated deficit as of the earliest period being presented by an increase of $0.3 million for an error in deferred rent from tower leases recorded during a 2003 acquisition. If this error had been corrected prior to the earliest period presented, net income would not have been significantly impacted for each of the years ended December 31, 2012, 2011 and 2010. Management evaluated this error considering both qualitative and quantitative factors and considered its impact in relation to the year ended December 31, 2012, when it was corrected, as well as the period in which it originated and believes that the adjustment was not material to any previous annual or quarterly period.

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s bank credit facility. Mission is also a guarantor of Nexstar’s $250.0 million 6.875% senior unsecured notes (“6.875% Notes”). The notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of December 31, 2012, Nexstar had a maximum commitment of $311.0 million under its senior secured credit facility, of which $246.0 million of debt was outstanding and had $250.0 million of the 6.875% Notes.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2022) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $16 thousand, $16 thousand and $14 thousand to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward (in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2012	$113	$2	$(85)	$30
Year Ended December 31, 2011	146	153	(186)	113
Year Ended December 31, 2010	53	154	(61)	146

(1)
Primarily uncollectible accounts written off, net of recoveries.  In 2011, includes the allowance on the accounts receivable remaining with Nexstar upon change in reporting entity, as discussed in Note 3.

Valuation Allowance on Deferred Tax Assets Rollforward (in thousands)

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses(1)	Accounts(2)	Deductions(3)	Period
Year Ended December 31, 2012	$43,035	$-	$-	$(43,035)	$-
Year Ended December 31, 2011	39,792	1,554	1,689	-	43,035
Year Ended December 31, 2010	36,787	3,005	-	-	39,792

(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Impact of change in reporting entity, discussed in Note 3.
(3)	In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.

14.	Subsequent Events

Effective January 1, 2013, the Company acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television, LLC for a total of $59.7 million. Pursuant to the terms of the purchase agreement, the Company made an initial payment of $6.0 million against the purchase price on July 18, 2012 to acquire the assets of KLRT-TV and KASN. The Company paid the remaining $53.7 million on January 3, 2013 funded by the $60.0 million proceeds of additional term loan under the Company’s senior secured credit facility. Transaction costs relating to this acquisition, including legal fees and travel of $0.1 million were expensed as incurred during the year ended December 31, 2012.

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate in the Burlington, Vermont market, from Smith Media, LLC for a total purchase price of $5.6 million paid on March 1, 2013. The purchase price was funded by a $5.0 million borrowing from the Company’s revolving credit facility and cash on hand. Transaction costs relating to this acquisition, including legal fees and travel of $37 thousand were expensed as incurred during the year ended December 31, 2012.

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

4.1
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

4.2
Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.1
Supplemental Indenture, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Mission Broadcasting, Inc., and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.2
Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.3
First Supplemental Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and Nexstar Broadcasting Group, Inc., as parent guarantor, and The Bank of New York Mellon, as Trustee. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.4
Guarantee, dated as of April 1, 2005, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture dated as of December 30, 2003, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc. and The Bank of New York, as Trustee, as amended and supplemented by the Supplemental Indenture (as defined therein). (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 6, 2005)

10.5
First Amendment and Confirmation Agreement to Mission Guarantee of Nexstar Obligations, dated as of April 1, 2005, by and among Mission Broadcasting, Inc. as Guarantor and Bank of America, N.A. as Collateral Agent, on behalf of the Majority Lenders (as defined therein). (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.6
Confirmation Agreement for the Smith Pledge Agreement, dated as of April 1, 2005, by David S. Smith and Bank of America, N.A. as Collateral Agent. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. April 7, 2005)

10.7
Guarantee, dated as of March 30, 2009, of Nexstar Broadcasting Group, Inc. executed pursuant to the Indenture, dated as of March 30, 2009, among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., as guarantor, and The Bank of New York Mellon, as Trustee, as amended and supplemented by the First Supplemental Indenture referenced above (included as part of Exhibit 10.5). (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on April 3, 2009)

10.8
Third Amended and Restated Credit Agreement, dated as of April 1, 2005, among Mission Broadcasting, Inc., the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 7, 2005)

10.9
First Amendment to Third Amended and Restated Credit Agreement dated October 8, 2009, among Mission Broadcasting, Inc., Bank of America, N.A., Banc of America Securities, UBS Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-62916-02), filed by Mission Broadcasting, Inc. on November 12, 2009)

Exhibit No.	Exhibit Index
10.10
Second Amendment to the Third Amended and Restated Credit Agreement, dated as of April 19, 2010, among Mission Broadcasting, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

10.11
Third Amendment to the Third Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on August 4, 2011)

10.12
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012)

10.13
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012)

10.14
Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference  to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.15
Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012. (Incorporated by reference  to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.16
Fourth Amended and Restated Credit Agreement, dated as of April 1, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on April 6, 2005)

10.17
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 20, 2005, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.121 to the Annual Report on Form 10-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on March 16, 2006)

10.18
Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 8, 2009, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., certain of its subsidiaries from time to time parties to the Credit Agreement, the several banks and other financial institutions or entities from time to time parties hereto, Bank of America, N.A., as the Administrative Agent for the Lenders, and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Syndication Agents. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc., on October 15, 2009)

10.19
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 19, 2010, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., the several financial institutions from time to time parties thereto, Bank of America, N.A., as administrative agent and syndication agent, and Banc of America Securities LLC, UBS Securities LLC, and Deutsche Bank Securities Inc., as joint lead arrangers, joint book managers and co-documentation agents. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

Exhibit No.	Exhibit Index
10.20
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of April 15, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 21, 2011)

10.21
Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 29, 2011, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 4, 2011)

10.22
Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 19, 2012 (Executed on September 27, 2012), by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 3, 2012)

10.23
Seventh Amendment to the Fourth Amended and Restated Credit Agreement, dated as of October 23, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 25, 2012)

10.24
Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference  to Exhibit 10.3 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.25
Registration Rights Agreement, dated as of November 9, 2012, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.26
Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

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

10.33
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

Exhibit No.	Exhibit Index
10.35
Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.36
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

10.40
Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.41
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.42
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.43
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.44
Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.45
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
10.48
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

10.55
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

10.56
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

10.57
Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.58
Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on March 15, 2012)

10.59
Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. March 15, 2012)

10.60
Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.61
Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

Exhibit No.	Exhibit Index
10.62
Letter received from Nexstar Broadcasting, Inc. notifying Mission of the election to extend Shared Service Agreement (KODE-KSNF).  (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.63
Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.64
Amendment of Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN). (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478), filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.65	Amendment of Option Agreement, dated as of December 17, 2012, among Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC)*
10.66	Amendment of Option Agreement, dated as of December 17, 2012, among Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT)*
10.67	Amendment of Option Agreement, dated as of December 17, 2012, among Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR)*
10.68	Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.69	Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.70	Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN)*
10.71	Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY)*
10.72	Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY)*
10.73	Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY)*
10.74
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

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2012 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)
 _________________
*           Filed herewith