Form 10-Q
period 2013-03-31
MISSION BROADCASTING INC
filed 2013-05-14
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

As of May 7, 2013, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$669	$318
Accounts receivable, net of allowance for doubtful accounts of $41 and $30,
respectively	4,948	3,610
Current portion of broadcast rights	1,708	962
Due from Nexstar Broadcasting, Inc.	11,712	512
Deferred tax assets	933	933
Prepaid expenses and other current assets	115	122
Total current assets	20,085	6,457
Property and equipment, net	32,442	21,518
Broadcast rights	1,555	649
Goodwill	32,489	18,730
FCC licenses	41,563	21,939
Other intangible assets, net	28,737	10,195
Deferred tax assets	30,173	30,416
Deposit on station acquisition	-	6,000
Other noncurrent assets, net	3,365	3,477
Total assets	$190,409	$119,381
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,040	$330
Current portion of broadcast rights payable	2,053	1,261
Accounts payable	84	364
Accrued expenses	2,680	1,172
Taxes payable	129	102
Interest payable (Note 6)	13,302	6,268
Deferred revenue	268	296
Total current liabilities	19,556	9,793
Debt (Note 6)	427,106	362,531
Broadcast rights payable	1,578	681
Other liabilities	6,883	7,147
Total liabilities	455,123	380,152
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2013 and December 31, 2012	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 6)	(194,290)	(189,924)
Accumulated deficit	(70,424)	(70,847)
Total shareholders' deficit	(264,714)	(260,771)
Total liabilities and shareholders' deficit	$190,409	$119,381

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net broadcast revenue	$7,095	$4,586
Revenue from Nexstar Broadcasting, Inc.	9,262	7,363
Net revenue	16,357	11,949
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	3,348	1,783
Selling, general, and administrative expenses, excluding depreciation and amortization	797	620
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,405	1,935
Amortization of broadcast rights	1,599	1,130
Amortization of intangible assets	2,066	1,270
Depreciation	968	729
Total operating expenses	11,183	7,467
Income from operations	5,174	4,482
Interest expense, net	(4,477)	(3,728)
Income before income taxes	697	754
Income tax expense	(274)	(323)
Net income	$423	$431

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Three Months Ended March 31, 2013
(in thousands, unaudited)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balance as of December 31, 2012	1,000	$1	$(1)	$(189,924)	$(70,847)	$(260,771)

Discount accretion on
8.875% senior secured
second lien notes,
Nexstar portion (Note 6)	-	-	-	(157)	-	(157)

Interest accrual on 8.875%
senior secured second lien
notes, Nexstar portion, net
of Nexstar payments
(Note 6)	-	-	-	(4,209)	-	(4,209)

Net income	-	-	-	-	423	423

Balance as of March 31, 2013	1,000	$1	$(1)	$(194,290)	$(70,424)	$(264,714)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$423	$431
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	243	300
Provision for bad debts	11	33
Depreciation of property and equipment	968	729
Amortization of intangible assets	2,066	1,270
Amortization of debt financing costs	126	55
Amortization of broadcast rights, excluding barter	485	324
Payments for broadcast rights	(627)	(447)
Deferred gain recognition	(50)	(50)
Amortization of debt discount	128	101
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,336)	(748)
Prepaid expenses and other current assets	97	26
Other noncurrent assets	(42)	-
Taxes payable	27	23
Accounts payable and accrued expenses	921	88
Interest payable	2,825	3,002
Deferred revenue	(28)	(46)
Other noncurrent liabilities	(214)	(48)
Due to/due from Nexstar Broadcasting, Inc.	(8,464)	(6,047)
Net cash used in operating activities	(2,441)	(1,004)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(74)
Payments for acquisitions	(59,338)	-
Net cash used in investing activities	(59,358)	(74)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	65,000	-
Repayments of long-term debt	-	(97)
Payments for debt financing costs	(2,850)	-
Net cash provided by (used in) financing activities	62,150	(97)
Net increase (decrease) in cash and cash equivalents	351	(1,175)
Cash and cash equivalents at beginning of period	318	1,898
Cash and cash equivalents at end of period	$669	$723

Supplemental information:
Interest paid	$1,397	$569
Income taxes paid, net	$5	$-
Non-cash investing activities:
Accrued purchases of property and equipment	$2	$-

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2013, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 11, 2013, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2013, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2013, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Balance Sheet as of December 31, 2012  has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) (“ASU 2013-04”). ASU 2013-04 provides guidance on measurement of fixed obligations resulting from joint and several liability arrangements as the sum of the amount a reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires disclosure of the nature and amount of the obligation as well as other information. The update is effective for the years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

During the three months ended March 31, 2013, the Company completed the acquisitions of KLRT-TV, the FOX affiliate and KASN, the CW affiliate, both in the Little Rock, Arkansas market, and WVNY, the ABC affiliate in the Burlington, Vermont market. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

KLRT-TV/KASN

Effective January 1, 2013, the Company acquired the assets of KLRT-TV and KASN from Newport Television, LLC (“Newport”) for $59.7 million in cash, funded by the $60.0 million proceeds of the Company’s term loan under its senior secured credit facility (See Note 6). This acquisition allows the Company entrance into this market. The transaction costs relating to this acquisition, including legal and professional fees of $22 thousand were expensed as incurred.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$2,279
Prepaid expenses and other current assets	71
Property and equipment	11,153
FCC licenses	16,827
Network affiliation agreements	17,002
Other intangibles	2,511
Goodwill	12,727
Other assets	7
Total assets acquired	62,577
Less: Broadcast rights payable	(2,492)
Less: Accounts payable and accrued expenses	(386)
Net assets acquired	$59,699

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

KLRT-TV/KASN’s revenue of $3.8 million and net income of $0.5 million for the period January 1, 2013 to March 31, 2013 have been included in the accompanying condensed statements of operations.

WVNY

On March 1, 2013, the Company acquired the assets of WVNY from Smith Media, LLC (“Smith Media”) for $5.6 million in cash, funded by a combination of the Company’s $5.0 million borrowings from its revolving credit facility (See Note 6) and cash on hand. This acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Prepaid expenses and other current assets	$31
Property and equipment	717
FCC licenses	2,797
Network affiliation agreements	1,060
Other intangibles	35
Goodwill	1,032
Total assets acquired	5,672
Less: Accounts payable and accrued expenses	(23)
Net assets acquired	$5,649

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years.

WVNY’s revenue of $0.3 million and net income of $0.1 million for the period March 1, 2013 to March 31, 2013 have been included in the accompanying condensed statements of operations.

Unaudited Pro Forma Information

The Smith Media acquisition is immaterial, therefore pro forma information has not been provided for this acquisition.

The following unaudited pro forma information has been presented as if the Newport acquisition had occurred on January 1, 2012, for the three months ended March 31 (in thousands):

	2013	2012
Net revenue	$16,537	$16,428
Income before income taxes	938	698
Net income	568	182

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period.

4.	Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station with which the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells the advertising time of the station and retains a percentage of the net revenue it generates in return for monthly payments to Mission of the remaining percentage of net revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying condensed statements of operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2013:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar	$60
		JSA	5/31/19	70% of net revenue received from Nexstar	70%

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar	$35
		JSA	9/30/14	70% of net revenue received from Nexstar	70%

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar	$75
		JSA	9/30/14	70% of net revenue received from Nexstar	70%

KRBC	Abilene-Sweetwater, TX	SSA	6/12/13	$25 thousand per month paid to Nexstar	$25
		JSA	6/30/14	70% of net revenue received from Nexstar	70%

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar	$10
		JSA	5/31/14	70% of net revenue received from Nexstar	70%

WAWV	Terre Haute, IN	SSA	5/8/23	$10 thousand per month paid to Nexstar	$10
		JSA	5/8/23	70% of net revenue received from Nexstar	70%

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar	$50
		JSA	4/30/19	70% of net revenue received from Nexstar	70%

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar	$75
		JSA	2/15/19	70% of net revenue received from Nexstar	70%

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar	$150
		JSA	2/15/19	70% of net revenue received from Nexstar	70%

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar	$10
		JSA	3/31/14	70% of net revenue received from Nexstar	70%

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar	$75
		JSA	10/31/14	70% of net revenue received from Nexstar	70%

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar	$20
		JSA	1/16/18	70% of net revenue received from Nexstar	70%

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar	$50
		JSA	11/30/19	70% of net revenue received from Nexstar	70%

KLRT-TV/KASN	Little Rock-Pine Bluff, AR	SSA	1/1/21	$150 thousand per month paid to Nexstar	$150
		JSA	1/1/21	70% of net revenue received from Nexstar	70%

WVNY	Burlington-Plattsburgh, VT	SSA	3/1/21	$20 thousand per month paid to Nexstar	$20
		JSA	3/1/21	70% of net revenue received from Nexstar	70%

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2013			December 31, 2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation
agreements	15	$84,505	$(58,371)	$26,134	$66,443	$(57,032)	$9,411
Other definite-lived
intangible assets	1-15	15,664	(13,061)	2,603	13,118	(12,334)	784
Other intangible assets		$100,169	$(71,432)	$28,737	$79,561	$(69,366)	$10,195

The following table presents the Company’s estimate of amortization expense for the remainder of 2013, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2013 (in thousands):

Remainder of 2013	$4,655
2014	2,688
2015	2,394
2016	2,394
2017	2,270
2018	1,979
Thereafter	12,357
$28,737

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Acquisitions (See Note 3)	13,759	-	13,759	19,624	-	19,624
Balance as of March 31, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2013, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Term loans, net of discount of $502 and $517, respectively	$103,498	$43,483
Revolving loans	5,000	-
8.875% Senior secured second lien notes due 2017, net of discount of $5,352
and $5,622, respectively	319,648	319,378
	428,146	362,861
Less: current portion	(1,040)	(330)
	$427,106	$362,531

2013 Transactions

On March 1, 2013, Mission borrowed $5.0 million from its revolving credit facility to partially finance the acquisition of WVNY from Smith Media (See Note 3).

On January 3, 2013, Mission borrowed $60.0 million in additional term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT-TV and KASN from Newport (See Note 3).

Unused Commitments and Borrowing Availability

As of March 31, 2013, the Company had $30.0 million unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission senior secured credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility and the $250.0 million 6.875% senior unsecured notes (“6.875% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for an event of default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of March 31, 2013.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of March 31, 2013, Nexstar had a balance of $186.6 million of debt and $7.7 million of interest payable related to the 8.875% Notes. As of December 31, 2012, Nexstar had a balance of $186.4 million of debt and $3.5 million of interest payable related to the 8.875% Notes. Nexstar’s balances of debt and interest payable are recorded in contra equity due from Nexstar Broadcasting, Inc. on the condensed balance sheets.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$103,498	$106,402	$43,483	$44,484
Revolving loans(1)	5,000	5,250	-	-
8.875% Senior secured second lien notes(2)	319,648	357,500	319,378	359,125

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

Our provision for income tax during the three months ended March 31, 2013 consists of federal and state income taxes. The income tax provision for the three months ended March 31, 2013 is based on the estimated effective tax rate applicable for the full year after taking into account discrete tax items, which was approximately 39.4%.

Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLS”) and other deferred tax assets, and the Company’s provision for income taxes was primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

The Company’s deferred tax assets primarily result from federal and state NOLs. The Company’s NOLs are available to reduce future taxable income if utilized before their expiration. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership by our principal shareholder could limit our ability to use our NOLs. Ownership changes are evaluated as they occur.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, and low power and television translator stations operating on channels 52-69 were required to cease operation on those channels by December 31, 2011. The Company has transitioned its television translator operations on channels 52-69 to digital operations and will transition its remaining low power and television translator stations to digital operations prior to September 1, 2015.

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

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a Notice of Inquiry (NOI). In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. The Company cannot predict what rules the FCC will adopt or when they will be adopted.

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

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general unsecured senior obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of March 31, 2013, Nexstar had a maximum commitment of $311.0 million under its senior secured credit facility, of which $251.0 million of debt was outstanding and had $250.0 million of the 6.875% Notes outstanding.

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

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement (“Stock Purchase Agreement”) to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight” and together with CCA, “Sellers”) for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. The Sellers are the owners of nineteen television stations in ten markets. Pursuant to the Stock Purchase Agreement, Mission agreed to purchase all the equity interest of White Knight. In addition, Nexstar has agreed to purchase all the outstanding capital stock of CCA. Mission will acquire seven television stations and Nexstar will acquire ten television stations. Nexstar will also enter into local service agreements with Mission and Rocky Creek Communications, Inc., an independent third party, which will acquire two television stations. The Company and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under their existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company and Nexstar expect them to close early in the fourth quarter of 2013.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Throughout this discussion, all references to “Mission”, “we”, “our”, “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2013, we owned and operated 20 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

On April 24, 2013, we and Nexstar entered into a stock purchase agreement (“Stock Purchase Agreement”) to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight” and together with CCA, “Sellers”) for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. The Sellers are the owners of nineteen television stations in ten markets. Pursuant to the Stock Purchase Agreement, we agreed to purchase all the equity interest of White Knight. In addition, Nexstar has agreed to purchase all the outstanding capital stock of CCA. We will acquire seven television stations and Nexstar will acquire ten television stations. Nexstar will also enter into local service agreements with us and Rocky Creek Communications, Inc. (Rocky Creek), an independent third party, which will acquire two television stations. We and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and we and Nexstar expect them to close early in the fourth quarter of 2013.

On March 1, 2013, we acquired the assets of WVNY, the ABC affiliate in the Burlington, Vermont market from Smith Media, LLC (“Smith Media”) for $5.6 million in cash, funded by a combination of $5.0 million borrowings from our revolving credit facility and cash on hand.

Effective January 1, 2013, we acquired the assets of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television, LLC (“Newport”) for $59.7 million in cash, funded by the $60.0 million proceeds of additional term loan under our senior secured credit facility.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2013 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT

SSA & JSA(2)	KJTL, KJBO-LP, KLRT-TV, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO, WTVW and WVNY

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect advertising revenues in the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2013 is not an election year, we expect less political advertising revenue to be reported in 2013 compared to 2012.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Retransmission compensation	$5,843	97.7	$3,701	97.9
Network compensation	41	0.7	60	1.6
Other	97	1.6	20	0.5
Net broadcast revenue before barter	5,981	100.0	3,781	100.0
Barter and trade revenue	1,114		805
Revenue from Nexstar	9,262		7,363
Net revenue	$16,357		$11,949

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Net revenue	$16,357	100.0	$11,949	100.0
Operating expenses:
Corporate expenses	282	1.7	213	1.8
Station direct operating expenses, net of trade	3,348	20.5	1,783	14.9
Selling, general and administrative expenses	515	3.2	407	3.4
Fees incurred pursuant to local service agreements with Nexstar	2,405	14.7	1,935	16.2
Barter and trade expense	1,114	6.8	806	6.8
Depreciation and amortization	3,034	18.5	1,999	16.7
Amortization of broadcast rights, excluding barter	485	3.0	324	2.7
Income from operations	$5,174		$4,482

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Net revenue for the three months ended March 31, 2013 increased by $4.4 million, or 36.9%, from the same period in 2012. This increase was primarily attributed to increase in retransmission compensation and incremental revenue from our newly acquired stations.

Revenue from Nexstar was $9.3 million for the three months ended March 31, 2013, compared to $7.4 million for the same period in 2012, an increase of $1.9 million, or 25.8%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of JSAs we entered with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Compensation from retransmission consent and network affiliation agreements was $5.9 million for the three months ended March 31, 2013, compared to $3.8 million for the same period in 2012, an increase of $2.1 million, or 56.4%. The increase was primarily due to cable agreements providing for higher rates per subscriber during the quarter and incremental revenue from our newly acquired stations.

Operating Expenses

Corporate expenses were consistent at $0.3 million for the three months ended March 31, 2013, compared to $0.2 million for the same period in 2012. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $3.9 million for the three months ended March 31, 2013, compared to $2.2 million for the same period in 2012, an increase of $1.7 million, or 76.4%. The increase was primarily due to programming costs of our acquired stations during the first quarter of 2013 of $0.9 million and increase in programming costs of our legacy stations of $0.5 million related to reverse transmission compensation charged by the networks. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last eight months and are expected to continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $2.4 million for the three months ended March 31, 2013, compared to $1.9 million for the same period in 2012, an increase of $0.5 million, or 24.3%. The increase was due to the SSAs we entered into with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Amortization of intangible assets was $2.1 million for the three months ended March 31, 2013, compared to $1.3 million for the same period in 2012, an increase of $0.8 million, or 62.7%. The increase was due to incremental amortization from our newly acquired stations.

Depreciation of property and equipment was $1.0 million for the three months ended March 31, 2013, compared to $0.7 million for the same period in 2012, an increase of $0.3 million, or 32.8%. The increase was due to incremental depreciation from our newly acquired stations.

Interest Expense

Interest expense, net was $4.5 million for the three months ended March 31, 2013, compared to $3.7 million for the same period in 2012, an increase of $0.8 million, or 20.1%. The increase was primarily attributable to borrowings from our senior secured credit facility during the first quarter of 2013 to fund the purchase price of newly acquired stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facilities that we completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $0.3 million for each of the three months ended March 31, 2013 and 2012. The effective tax rate for the three months ended March 31, 2013 was a provision of 39.4%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 11, 2013, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2013. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash used in operating activities	$(2,441)	$(1,004)
Net cash used in investing activities	(59,358)	(74)
Net cash provided by (used in) financing activities	62,150	(97)
Net increase (decrease) in cash and cash equivalents	$351	$(1,175)
Cash paid for interest	$1,397	$569
Cash paid for taxes	5	-

	As of	As of
	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$669	$318
Long-term debt including current portion(1)	428,146	362,861
Unused commitments under senior secured credit facilities	30,000	35,000

(1)	We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and
$184.9 million was received by Nexstar, as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

Net cash flows used in operating activities increased by $1.4 million during the three months ended March 31, 2013, compared to the same period in 2012. This was primarily due to the timing of payments of amounts due to/from Nexstar of $2.4 million and timing of collections of accounts receivable of $0.6 million, which were partially offset by incremental amortization of intangible assets from newly acquired stations of $0.8 million and the timing of payments to our vendors of $0.8 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $59.3 million during the three months ended March 31, 2013, compared to the same period in 2012. This was primarily due to our payments of $53.7 million to acquire the assets of KLRT-TV and KASN from Newport and $5.6 million to acquire the assets of WVNY from Smith Media.

Cash Flows – Financing Activities

Net cash flows provided by financing activities were $62.2 million for the three months ended March 31, 2013, compared to the net cash used in financing activities of $0.1 million for the same period in 2012. During the first quarter of 2013, we borrowed a total of $65.0 million in additional term loan and revolving loan under our senior secured credit facility to finance the acquisition of KLRT-TV, KASN and WVNY. This was partially offset by payment for debt financing costs of $2.9 million.

Our senior secured credit facility restricts the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2013, we had debt of $428.1 million, including $319.6 million of debt co-issued with Nexstar, which represented 262.0% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2013, we have $30.0 million unused commitments under our senior secured credit facility.

On April 24, 2013, we and Nexstar entered into a Stock Purchase Agreement to acquire the stock of privately-held CCA and White Knight for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. The Sellers are the owners of nineteen television stations in ten markets. Pursuant to the Stock Purchase Agreement, we agreed to purchase all the equity interest of White Knight. In addition, Nexstar has agreed to purchase all the outstanding capital stock of CCA. We will acquire seven television stations and Nexstar will acquire ten television stations. Nexstar will also enter into local service agreements with us and Rocky Creek, an independent third party, which will acquire two television stations. We and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under the existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and we and Nexstar expect them to close early in the fourth quarter of 2013.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2013 (in thousands):

	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Senior secured credit facility	$109,000	$780	$2,080	$7,080	$99,060
8.875% Notes(1)	325,000	-	-	325,000	-
	$434,000	$780	$2,080	$332,080	$99,060

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2013, Nexstar had a maximum commitment of $311.0 million under its senior secured credit facility, of which $251.0 million of debt was outstanding and had $250.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 11, 2013. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes and the 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. As of March 31, 2013, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of March 31, 2013, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that as of March 31, 2013, there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings as of March 31, 2013 under our senior secured credit facility bear interest at a rate of 4.5%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.5% at March 31, 2013. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.3 million, based on the outstanding balance of our credit facility as of March 31, 2013. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no significant impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of March 31, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2013, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.                                 Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                      Mine Safety Disclosures

None.

ITEM 5.                       Other Information

None.

ITEM 6.                       Exhibits

Exhibit No.	Description
10.1
Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013).

10.2	Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV)*
10.2	Extension of the Shared Services Agreement, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV)*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2013 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 14, 2013