Form 10-Q
period 2013-06-30
MISSION BROADCASTING INC
filed 2013-08-12
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

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

As of August 5, 2013, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,293	$318
Accounts receivable, net of allowance for doubtful accounts of $73 and $30, respectively	6,006	3,610
Current portion of broadcast rights	1,557	962
Due from Nexstar Broadcasting, Inc.	11,035	512
Deferred tax assets, net	933	933
Prepaid expenses and other current assets	180	122
Total current assets	21,004	6,457
Property and equipment, net	31,514	21,518
Goodwill	32,489	18,730
FCC licenses	41,563	21,939
Other intangible assets, net	27,065	10,195
Deferred tax assets, net	29,504	30,416
Deposit on station acquisition	-	6,000
Other noncurrent assets, net	4,597	4,126
Total assets	$187,736	$119,381
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,040	$330
Current portion of broadcast rights payable	1,757	1,261
Accounts payable	542	364
Accrued expenses	2,517	1,172
Taxes payable	33	102
Interest payable (Note 6)	6,049	6,268
Deferred revenue	223	296
Total current liabilities	12,161	9,793
Debt (Note 6)	427,139	362,531
Other liabilities	8,025	7,828
Total liabilities	447,325	380,152
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2013 and December 31, 2012	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 6)	(190,242)	(189,924)
Accumulated deficit	(69,347)	(70,847)
Total shareholders' deficit	(259,589)	(260,771)
Total liabilities and shareholders' deficit	$187,736	$119,381

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net broadcast revenue	$7,209	$4,644	$14,304	$9,230
Revenue from Nexstar Broadcasting, Inc.	10,042	7,929	19,304	15,292
Net revenue	17,251	12,573	33,608	24,522
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	3,657	1,731	7,005	3,514
Selling, general, and administrative expenses, excluding depreciation and amortization	764	627	1,561	1,247
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	1,935	4,850	3,870
Amortization of broadcast rights	1,493	985	3,092	2,115
Amortization of intangible assets	1,670	1,271	3,736	2,541
Depreciation	953	712	1,921	1,441
Total operating expenses	10,982	7,261	22,165	14,728
Income from operations	6,269	5,312	11,443	9,794
Interest expense, net	(4,506)	(3,728)	(8,983)	(7,456)
Income before income taxes	1,763	1,584	2,460	2,338
Income tax expense	(686)	(324)	(960)	(647)
Net income	$1,077	$1,260	$1,500	$1,691

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Six Months Ended June 30, 2013
(in thousands, unaudited)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balance as of December 31, 2012	1,000	$1	$(1)	$(189,924)	$(70,847)	$(260,771)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 6)	-	-	-	(318)	-	(318)
Net income	-	-	-	-	1,500	1,500
Balance as of June 30, 2013	1,000	$1	$(1)	$(190,242)	$(69,347)	$(259,589)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,500	$1,691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	912	601
Provision for bad debts	43	5
Depreciation of property and equipment	1,921	1,441
Amortization of intangible assets	3,736	2,541
Amortization of debt financing costs	255	110
Amortization of broadcast rights, excluding barter	950	631
Payments for broadcast rights	(1,235)	(862)
Deferred gain recognition	(99)	(99)
Amortization of debt discount	260	206
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,426)	(776)
Prepaid expenses and other current assets	21	55
Other noncurrent assets	(53)	-
Taxes payable	(69)	(34)
Accounts payable and accrued expenses	1,235	210
Interest payable	(219)	-
Deferred revenue	(73)	(109)
Other noncurrent liabilities	(216)	46
Due to/due from Nexstar Broadcasting, Inc.	(7,972)	(5,250)
Net cash (used in) provided by operating activities	(1,529)	407
Cash flows from investing activities:
Purchases of property and equipment	(48)	(159)
Payments for acquisitions	(59,338)	-
Net cash used in investing activities	(59,386)	(159)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	65,000	-
Repayments of long-term debt	(260)	(895)
Payments for debt financing costs	(2,850)	-
Net cash provided by (used in) financing activities	61,890	(895)
Net increase (decrease) in cash and cash equivalents	975	(647)
Cash and cash equivalents at beginning of period	318	1,898
Cash and cash equivalents at end of period	$1,293	$1,251

Supplemental information:
Interest paid	$8,686	$7,140
Income taxes paid, net	$118	$81
Non-cash investing activities:
Accrued debt financing costs	$181	$-

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2013, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and four digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 11, 2013, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2013, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2013, Nexstar has informed Mission that it was in compliance with all covenants contained in the credit agreements governing the Company’s senior secured credit facility and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Balance Sheet as of December 31, 2012  has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ deficit as previously reported.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) (“ASU 2013-04”). ASU 2013-04 provides guidance on measurement of fixed obligations resulting from joint and several liability arrangements as the sum of the amount a reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires disclosure of the nature and amount of the obligation as well as other information. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the stock purchase agreement, Mission agreed to purchase all the equity of White Knight and Nexstar has agreed to purchase all the outstanding equity of CCA. Mission will acquire 7 television stations and will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. The Company and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under their existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company and Nexstar expect them to close in the fourth quarter of 2013.

During the six months ended June 30, 2013, the Company completed the acquisitions of KLRT-TV, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, and WVNY, the ABC affiliate in the Burlington, Vermont market. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The excess of the purchase price over the fair values assigned to the net assets acquired was recorded as goodwill.

KLRT-TV/KASN

Effective January 1, 2013, the Company acquired the assets of KLRT-TV and KASN from Newport Television, LLC (“Newport”) for $59.7 million in cash, funded by the $60.0 million proceeds of the Company’s term loan under its senior secured credit facility (See Note 6). This acquisition allows the Company entrance into this market. The transaction costs relating to this acquisition, including legal and professional fees of $22 thousand, were expensed as incurred.

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

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of one year.

KLRT-TV/KASN’s net revenue of $5.1 million and net income of $2.6 million for the three months ended June 30, 2013 and net revenue of $10.0 million and net income of $4.5 million for the period January 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Statements of Operations.

WVNY

On March 1, 2013, the Company acquired the assets of WVNY from Smith Media, LLC (“Smith Media”) for $5.6 million in cash, funded by a combination of the Company’s $5.0 million borrowings from its revolving credit facility (See Note 6) and cash on hand. This acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the six months ended June 30, 2013.

The estimated fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Prepaid expenses and other current assets	$21
Property and equipment	717
FCC licenses	2,797
Network affiliation agreements	1,060
Other intangibles	34
Goodwill	1,032
Net assets acquired	$5,661

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired will be amortized over 15 years. Other intangible assets will be amortized over an estimated weighted average useful life of five months.

WVNY’s net revenue of $0.5 million and net income of $0.1 million for the three months ended June 30, 2013 and net revenue of $0.6 million and net income of $0.1 million for the period March 1, 2013 to June 30, 2013 have been included in the accompanying Condensed Statements of Operations.

Unaudited Pro Forma Information

The Smith Media acquisition is immaterial, therefore pro forma information has not been provided for this acquisition.

The following unaudited pro forma information has been presented as if the Newport acquisition had occurred on January 1, 2012, for the three and six months ended June 30, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$17,251	$16,946	$33,608	$33,374
Income before income taxes	1,754	1,844	2,686	2,544
Net income	1,064	1,327	1,629	1,511

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2013:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/23	$25 thousand per month paid to Nexstar
		JSA	6/30/23	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/23	$10 thousand per month paid to Nexstar
		JSA	5/8/23	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

KLRT-TV/KASN	Little Rock-Pine Bluff, AR	SSA	1/1/21	$150 thousand per month paid to Nexstar
		JSA	1/1/21	70% of net revenue received from Nexstar

WVNY	Burlington-Plattsburgh, VT	SSA	3/1/21	$20 thousand per month paid to Nexstar
		JSA	3/1/21	70% of net revenue received from Nexstar

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2013			December 31, 2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(59,549)	$24,956	$66,443	$(57,032)	$9,411
Other definite-lived intangible assets	1-15	15,662	(13,553)	2,109	13,118	(12,334)	784
Other intangible assets		$100,167	$(73,102)	$27,065	$79,561	$(69,366)	$10,195

The following table presents the Company’s estimate of amortization expense for the remainder of 2013, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2013 (in thousands):

Remainder of 2013	$3,169
2014	2,839
2015	2,556
2016	2,556
2017	2,432
2018	2,150
Thereafter	11,363
$27,065

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Acquisitions (See Note 3)	13,759	-	13,759	19,624	-	19,624
Balance as of June 30, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563

The Company expenses as incurred any costs to renew or extend its FCC licenses. Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2013, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Term loans, net of discount of $484 and $517, respectively	$103,256	$43,483
Revolving loans	5,000	-
8.875% Senior secured second lien notes due 2017, net of discount of $5,077 and $5,622, respectively	319,923	319,378
	428,179	362,861
Less: current portion	(1,040)	(330)
	$427,139	$362,531

2013 Transactions

On June 28, 2013, the Company entered into an amendment to its senior secured credit facility. The amendment provided a commitment for an incremental term loan facility available to the Company of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreement. The incremental term loan facility is expected to be used by Mission to finance the acquisition of television stations from CCA and White Knight pursuant to the stock purchase agreement dated April 24, 2013. As of June 30, 2013, no amount was borrowed by Mission under the incremental term loan facility.

Mission recorded $0.2 million in legal and professional fees related to its incremental term loan facility, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Condensed Balance Sheet as of June 30, 2013.

In June 2013, Mission paid the contractual maturity under its senior secured credit facility of $0.3 million.

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

Unused Commitments and Borrowing Availability

As of June 30, 2013, the Company had $30.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. The Company also had $90.0 million of unused incremental term loan facility commitment under its amended senior secured credit facility, all of which was available for borrowing as of June 30, 2013.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of June 30, 2013.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million of 8.875% senior secured second lien notes due 2017 (“the 8.875% Notes”). The net proceeds to Mission and Nexstar from the sale of the 8.875% Notes were $316.8 million, net of $8.2 million original issuance discount. Mission received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As the obligations under the 8.875% Notes are joint and several to Nexstar and Mission, each entity reflects the full amount of the 8.875% Notes, net of discount, and related accrued interest in its separate financial statements. Further, the portions of the recorded balance of the 8.875% Notes and related accrued interest attributable to the respective co-issuer are reflected as a reduction to equity in Mission and Nexstar’s separate financial statements given Nexstar’s deemed controlling financial interest in Mission for financial reporting purposes. As of June 30, 2013, Nexstar had a balance of $186.7 million of debt and $3.5 million of interest payable related to the 8.875% Notes. As of December 31, 2012, Nexstar had a balance of $186.4 million of debt and $3.5 million of interest payable related to the 8.875% Notes. Nexstar’s balances of debt and interest payable are recorded in contra equity due from Nexstar Broadcasting, Inc. on the condensed balance sheets.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$103,256	$103,572	$43,483	$44,484
Revolving loans(1)	5,000	5,197	-	-
8.875% Senior secured second lien notes(2)	319,923	346,125	319,378	359,125

_____________________
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

The Company’s provision for income tax during the three and six months ended June 30, 2013 consists of federal and state income taxes and is based on the estimated effective tax rate applicable for the full year which was approximately 39.3%.

Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards (“NOLs”) and other deferred tax assets, and the Company’s provision for income taxes was primarily comprised of deferred income taxes resulting from the amortization of goodwill and other indefinite-lived intangible assets for income tax purposes which are not amortized for financial reporting purposes. In the fourth quarter of 2012, the Company released the full amount of its valuation allowance against deferred tax assets for NOLs and other deferred tax assets.

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

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s senior secured credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general unsecured senior obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of June 30, 2013, Nexstar had a maximum commitment of $454.4 million under its senior secured credit facility, of which $317.4 million of debt was outstanding and had $250.0 million of the 6.875% Notes outstanding.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2013 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

On July 31, 2013, the Company repaid its outstanding revolving loan of $5.0 million.

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

Overview of Operations

As of June 30, 2013, we owned and operated 20 television stations and four digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

On June 28, 2013, we entered into an amendment to our senior secured credit facility. The amendment provided a commitment for an incremental term loan facility available to us of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, pursuant to the terms of the amended credit agreement. We expect to use the proceeds under the incremental term loan facility to finance the acquisition of television stations from CCA and White Knight pursuant to the stock purchase agreement dated April 24, 2013. As of June 30, 2013, we had no borrowings under the incremental term loan facility.

On April 24, 2013, we and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the stock purchase agreement, we agreed to purchase all the equity of White Knight and Nexstar has agreed to purchase all the outstanding equity of CCA. We will acquire 7 television stations and will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek will acquire 2 television stations. We and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under our existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and we and Nexstar expects them to close in the fourth quarter of 2013.

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

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2013 with Nexstar:

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

Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services and programming costs related to our network affiliation agreements. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last 12 months and are expected to continue to increase over the next several years. To a lesser extent, our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$6,041	97.7	$3,884	98.0	$11,884	97.7	$7,585	97.9
Network compensation	56	0.9	59	1.5	97	0.8	119	1.5
Other	84	1.4	22	0.5	181	1.5	42	0.6
Net broadcast revenue before barter	6,181	100.0	3,965	100.0	12,162	100.0	7,746	100.0
Barter and trade revenue	1,028		679		2,142		1,484
Revenue from Nexstar	10,042		7,929		19,304		15,292
Net revenue	$17,251		$12,573		$33,608		$24,522

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$17,251	100.0	$12,573	100.0	$33,608	100.0	$24,522	100.0
Operating expenses:
Corporate expenses	255	1.5	201	1.6	537	1.7	414	1.7
Station direct operating expenses, net of trade	3,657	21.2	1,731	13.8	7,005	20.8	3,514	14.3
Selling, general and administrative expenses	509	2.9	426	3.4	1,024	3.1	833	3.4
Fees incurred pursuant to local service agreements with Nexstar	2,445	14.2	1,935	15.4	4,850	14.4	3,870	15.8
Barter and trade expense	1,028	6.0	678	5.4	2,142	6.4	1,484	6.1
Depreciation	953	5.5	712	5.7	1,921	5.7	1,441	5.9
Amortization of intangible assets	1,670	9.7	1,271	10.1	3,736	11.1	2,541	10.3
Amortization of broadcast rights, excluding barter	465	2.7	307	2.4	950	2.8	631	2.6
Income from operations	$6,269		$5,312		$11,443		$9,794

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Net revenue for the three months ended June 30, 2013 increased by $4.7 million, or 37.2%, from the same period in 2012. This increase was primarily attributed to revenue from our newly acquired stations.

Revenue from Nexstar was $10.0 million for the three months ended June 30, 2013, compared to $7.9 million for the same period in 2012, an increase of $2.1 million, or 26.6%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of JSAs we entered with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Compensation from retransmission consent and network affiliation agreements was $6.1 million for the three months ended June 30, 2013, compared to $3.9 million for the same period in 2012, an increase of $2.2 million, or 54.6%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter and incremental revenue from our newly acquired stations.

Operating Expenses

Corporate expenses were consistent at $0.3 million for the three months ended June 30, 2013, compared to $0.2 million for the same period in 2012. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $4.2 million for the three months ended June 30, 2013, compared to $2.2 million for the same period in 2012, an increase of $2.0 million, or 93.1%. The increase was primarily due to programming costs of our newly acquired stations during the second quarter of 2013 of $1.1 million and increase in programming costs of our legacy stations of $0.7 million related to recently enacted network agreements. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last twelve months and are expected to continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $2.4 million for the three months ended June 30, 2013, compared to $1.9 million for the same period in 2012, an increase of $0.5 million, or 26.4%. The increase was due to the SSAs we entered into with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Amortization of intangible assets was $1.7 million for the three months ended June 30, 2013, compared to $1.3 million for the same period in 2012, an increase of $0.4 million, or 31.4%. The increase was due to incremental amortization from our newly acquired stations.

Depreciation of property and equipment was $1.0 million for the three months ended June 30, 2013, compared to $0.7 million for the same period in 2012, an increase of $0.3 million, or 33.8%. The increase was due to incremental depreciation from our newly acquired stations.

Interest Expense

Interest expense, net was $4.5 million for the three months ended June 30, 2013, compared to $3.7 million for the same period in 2012, an increase of $0.8 million, or 20.9%. The increase was primarily attributable to borrowings from our senior secured credit facility during the first quarter of 2013 to fund the purchase price of newly acquired stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facility that we completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $0.7 million for the three months ended June 30, 2013 and $0.3 million for the same period in 2012, or an increase of $0.4 million. The effective tax rate for the three months ended June 30, 2013 was 39.3%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for net operating loss carryforwards and other deferred tax assets.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Net revenue for the six months ended June 30, 2013 increased by $9.1 million, or 37.1%, from the same period in 2012. This increase was primarily attributed to revenue from our newly acquired stations.

Revenue from Nexstar was $19.3 million for the six months ended June 30, 2013, compared to $15.3 million for the same period in 2012, an increase of $4.0 million, or 26.2%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of JSAs we entered with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Compensation from retransmission consent and network affiliation agreements was $12.0 million for the six months ended June 30, 2013, compared to $7.7 million for the same period in 2012, an increase of $4.3 million, or 55.5%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period and incremental revenue from our newly acquired stations.

Operating Expenses

Corporate expenses were consistent at $0.5 million for the six months ended June 30, 2013, compared to $0.4 million for the same period in 2012. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $8.0 million for the six months ended June 30, 2013, compared to $4.3 million for the same period in 2012, an increase of $3.7 million, or 84.7%. The increase was primarily due to programming costs of our newly acquired stations during the six months ended June 30, 2013 of $2.0 million and increase in programming costs of our legacy stations of $1.1 million related to recently enacted network agreements. Networks now require compensation from broadcasters for the use of network programming. Network program fees have increased industry wide over the last twelve months and are expected to continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $4.9 million for the six months ended June 30, 2013, compared to $3.9 million for the same period in 2012, an increase of $1.0 million, or 25.3%. The increase was due to the SSAs we entered into with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Amortization of intangible assets was $3.7 million for the six months ended June 30, 2013, compared to $2.5 million for the same period in 2012, an increase of $1.2 million, or 47.0%. The increase was due to incremental amortization from our newly acquired stations.

Depreciation of property and equipment was $1.9 million for the six months ended June 30, 2013, compared to $1.4 million for the same period in 2012, an increase of $0.5 million, or 33.3%. The increase was due to incremental depreciation from our newly acquired stations.

Interest Expense

Interest expense, net was $9.0 million for the six months ended June 30, 2013, compared to $7.5 million for the same period in 2012, an increase of $1.5 million, or 20.5%. The increase was primarily attributable to borrowings from our senior secured credit facility during the first quarter of 2013 to fund the purchase price of newly acquired stations. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facility that we completed during the fourth quarter of 2012.

Income Taxes

Income tax expense was $1.0 million for the six months ended June 30, 2013 and $0.6 million for the same period in 2012, an increase of $0.3 million, or 48.4%. The effective tax rate for the six months ended June 30, 2013 was 39.3%. Prior to the fourth quarter of 2012, a valuation allowance was recorded against deferred tax assets for net operating loss carryforwards and other deferred tax assets, and our provision for income taxes was primarily created by changes in the position arising from the amortization of goodwill and other indefinite-lived assets for income tax purposes, which are not amortized for financial reporting purposes. In the fourth quarter of 2012, we released the full amount of our valuation allowance against deferred tax assets for net operating loss carryforwards and other deferred tax assets.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 11, 2013, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2013. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(1,529)	$407
Net cash used in investing activities	(59,386)	(159)
Net cash provided by (used in) financing activities	61,890	(895)
Net increase (decrease) in cash and cash equivalents	$975	$(647)
Cash paid for interest	$8,686	$7,140
Cash paid for taxes	118	81

	As of	As of
	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$1,293	$318
Long-term debt including current portion(1)	428,179	362,861
Unused incremental term loan commitment under senior secured credit facility	90,000	-
Unused revolving loan commitment under senior secured credit facility	30,000	35,000

_____________________________
(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar, as discussed in Note 6 of our Condensed Financial Statements. Debt repayment will be split based on the same ratio as the proceeds were received.

Cash Flows – Operating Activities

Net cash flows used in operating activities increased by $1.9 million during the six months ended June 30, 2013 compared to the same period in 2012. This was primarily due to a $1.7 million use of cash resulting from the timing of collections of accounts receivable, an increase in payments for amounts due to Nexstar of $2.7 million, an increase in cash paid for interest of $1.5 million and an increase in payments for broadcast rights of $0.4 million. These were partially offset by an increase in net revenue of $9.1 million less an increase in corporate expenses, station direct operating expenses, selling, general and administrative expenses and fees incurred pursuant to local service agreements with Nexstar of $4.9 million and a $1.0 million source of cash from the timing of payment to vendors.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $59.2 million during the six months ended June 30, 2013, compared to the same period in 2012. This was primarily due to our payments of $53.7 million to acquire the assets of KLRT-TV and KASN from Newport and $5.6 million to acquire the assets of WVNY from Smith Media.

Cash Flows – Financing Activities

Net cash flows provided by financing activities were $61.9 million for the six months ended June 30, 2013, compared to the net cash used in financing activities of $0.9 million for the same period in 2012. During the six months ended June 30, 2013, we borrowed a total of $65.0 million in additional term loan and revolving loan under our senior secured credit facility to finance the acquisition of KLRT-TV, KASN and WVNY. This was partially offset by payments for debt financing costs of $2.9 million and payment for contractual maturity under our senior secured credit facility of $0.3 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2013, we had debt of $428.2 million, including $319.9 million of debt co-issued with Nexstar, which represented 254.0% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2013, we have $30.0 million unused revolving loan commitment under our senior secured credit facility.

On June 28, 2013, we entered into an amendment to our senior secured credit facility. The amendment provided a commitment for an incremental term loan facility available to us of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreement. We expect to use the proceeds under the incremental term loan facility to finance the acquisition of television stations from CCA and White Knight pursuant to the stock purchase agreement dated April 24, 2013. As of June 30, 2013, we had no borrowings under the incremental term loan facility.

During the six months ended June 30, 2013, we borrowed a total of $65.0 million in term loan and revolving loans under our senior secured credit facility to finance our acquisition of television stations.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2013 (in thousands):

	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Senior secured credit facility	$108,740	$520	$2,080	$7,080	$99,060
8.875% Notes(1)	325,000	-	-	325,000	-
	$433,740	$520	$2,080	$332,080	$99,060

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2013, Nexstar had a maximum commitment of $454.4 million under its senior secured credit facility, of which $317.4 million of debt was outstanding and had $250.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 11, 2013. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 8.875% Notes and the 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. As of June 30, 2013, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of June 30, 2013, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that as of June 30, 2013, there have been no material changes to this information.

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

Our term loan borrowings as of June 30, 2013 under our senior secured credit facility bear interest at a rate of 4.3%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 4.5% at June 30, 2013. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2013 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.3 million, based on the outstanding balance of our credit facility as of June 30, 2013. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would have no significant impact on our operations or cash flows. Our 8.875% Notes are fixed rate debt obligations and therefore are not exposed to market interest rate changes. As of June 30, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2013, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1
Stock Purchase Agreement, dated as of April 24, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Communications Corporation of America and White Knight Broadcasting (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on April 30, 2013)

10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3
Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2013)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2013 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 9, 2013