Form 10-K
period 2013-12-31
MISSION BROADCASTING INC
filed 2014-03-19
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 18, 2014, the Registrant had 1,000 shares of common stock outstanding.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours”, “us” and the “Company” refer to Mission Broadcasting, Inc., “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or DMAs, in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2013 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and other similar words.

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

PART I

Item 1.                      Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations in medium-sized markets in the United States, primarily markets that rank from 50 to 175 out of the 210 DMAs.

As of December 31, 2013, we owned and operated 20 stations and 4 digital multicast (“DM”) channels. The stations are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC (6 stations), FOX (5 stations), NBC (3 stations), CBS (2 stations), the CW (2 stations), MyNetworkTV (2 stations and one DM) and Bounce TV (3 DMs).

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

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526-2227.

Recent Acquisitions

On December 18, 2013, we entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”). The purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under our existing credit facility. The acquisition is subject to FCC approval and other customary conditions and we project it to close in the second quarter of 2014.

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets. Simultaneous with this agreement, we entered into a purchase agreement with Nexstar pursuant to which we will acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar for $15.3 million in cash, subject to adjustments for working capital. Upon consummation of the acquisition, we will also enter into local service agreements with Nexstar. The purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under our existing credit facility. The acquisition is subject to FCC approval and other customary conditions and we project it to close in the second quarter of 2014.

On September 13, 2013, we entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”), for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement. We expect the remaining purchase price to be funded through borrowings under our existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and we project it to close in the second quarter of 2014.

On April 24, 2013, we and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Pursuant to the stock purchase agreement, we agreed to purchase all the outstanding equity of White Knight and Nexstar has agreed to purchase all the outstanding equity of CCA. We will acquire 7 television stations and upon consummation of the acquisition, will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. We and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under th existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and we, Nexstar and Rocky Creek are projecting them to close in the second quarter of 2014.

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2013 with Nexstar-owned stations:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO, WTVW and WVNY
_________________________________
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

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior unsecured notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2024) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2013.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2013:

Market Rank (1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
54	Wilkes Barre-Scranton, PA	WYOU	CBS	7	(3)
56	Little Rock-Pine Bluff, AR	KLRT KASN	FOX The CW	7	(3)
75	Springfield, MO	KOLR	CBS	5	(3)
98	Burlington-Plattsburgh, VT	WVNY	ABC	6	4/1/2015
104	Evansville, IN	WTVW (5)	The CW (4)	4	(3)
130	Amarillo, TX	KCIT KCPN-LP	FOX MyNetworkTV	6	(3)
136	Rockford, IL	WTVO/WTVO-D-2	ABC/MyNetworkTV	4	(3)
137	Monroe, LA-El Dorado, AR	KTVE	NBC	4	(3)
143	Lubbock, TX	KAMC/KAMC-D-2 (6)	ABC/Bounce TV	5	(3)
144	Wichita Falls, TX- Lawton, OK	KJTL/KJTL-D-2 (6) KJBO-LP	FOX/Bounce TV MyNetworkTV	4	(3)
149	Erie, PA	WFXP	FOX	4	(3)
152	Joplin, MO-Pittsburg, KS	KODE	ABC	4	(3)
155	Terre Haute, IN	WAWV	ABC	3	(3)
165	Abilene-Sweetwater, TX	KRBC/KRBC-D-2 (6)	NBC/Bounce TV	4	(3)
168	Billings, MT	KHMT	FOX	5	(3)
171	Utica, NY	WUTR	ABC	3	(3)
198	San Angelo, TX	KSAN	NBC	3	(3)
________________________
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

(4)	On January 31, 2013, WTVW became an affiliate of The CW.
(5)	On January 1, 2014, Mission’s new digital multicast channel, WTVW-D-2, became an affiliate of Bounce TV.
(6)	The affiliations with Bounce TV ended on November 1, 2013 and the digital multicast channels are no longer utilized.

The Company has also signed agreements to acquire 7 stations in 4 markets from CCA and White Knight, 1 station from Grant, 1 station from Excalibur and 2 stations from Stainless. Of these acquisitions, 7 stations are affiliated with FOX, 2 stations with MyNetworkTV, 1 station with NBC and 1 station with RTV. The Company is projecting the acquisitions to close in the second quarter of 2014. Refer to Recent Acquisitions for additional information.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems and the Internet and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

Most of our stations are affiliated with a network pursuant to an affiliation agreement, as described below:

Station	Market	Affiliation	Expiration
KTVE	Monroe, LA-El Dorado, AR	NBC	December 2014
KSAN	San Angelo, TX	NBC	December 2014
KRBC	Abilene-Sweetwater, TX	NBC	December 2014
WYOU	Wilkes Barre-Scranton, PA	CBS	June 2015
WTVW (2)	Evansville, IN	The CW (1)	December 2015
KCPN-LP	Amarillo, TX	MyNetworkTV	August 2016
KJBO-LP	Wichita Falls, TX-Lawton, OK	MyNetworkTV	August 2016
WTVO-D-2	Rockford, IL	MyNetworkTV	August 2016
KASN	Little Rock-Pine Bluff, AR	The CW	September 2016
KCIT	Amarillo, TX	FOX	December 2016
WFXP	Erie, PA	FOX	December 2016
KJTL	Wichita Falls, TX-Lawton, OK	FOX	December 2016
KHMT	Billings, MT	FOX	December 2016
KLRT	Little Rock-Pine Bluff, AR	FOX	December 2016
WAWV	Terre Haute, IN	ABC	December 2017
WUTR	Utica, NY	ABC	December 2017
WTVO	Rockford, IL	ABC	December 2017
KAMC	Lubbock, TX	ABC	December 2017
KODE	Joplin, MO-Pittsburg, KS	ABC	December 2017
WVNY	Burlington-Plattsburgh, VT	ABC	December 2017
KOLR	Springfield, MO	CBS	December 2018
________________________
(1)	On January 31, 2013, WTVW became an affiliate of The CW.
(2)	On January 1, 2014, Mission’s new digital multicast channel, WTVW-D-2, became an affiliate of Bounce TV.

We expect all of the network affiliation agreements listed above to be renewed upon expiration.

The Company has also signed agreements to acquire 7 stations in 4 markets from CCA and White Knight, 1 station from Grant, 1 station from Excalibur and 2 stations from Stainless. Of these acquisitions, 7 stations are affiliated with FOX, 2 stations with MyNetworkTV, 1 station with NBC and 1 station with RTV. The Company is projecting the acquisitions to close in the second quarter of 2014. Refer to Recent Acquisitions for additional information.

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

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain (but not all) provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, case precedent, public notices and policies.

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

Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.

Station Transfer. The Communications Act prohibits the assignment or the transfer of control of a broadcast license without prior FCC approval.

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances.  In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper. If a shareholder of Mission holds a voting stock interest of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Mission.

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

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations. This rule provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of a UHF station is counted as 50% of a market’s percentage of total national audience. In 2004, Congress determined that one party may have an attributable interest in television stations which reach, in the aggregate, 39% of all U.S. television households; and the FCC thereafter modified its corresponding rule. The FCC currently is considering whether this act has any impact on the FCC’s authority to examine and modify the UHF discount.  In September 2013, the FCC issued a Notice of Proposed Rulemaking to consider whether the UHF discount should be eliminated and/or whether a VHF discount should be implemented. Our stations have a combined national audience reach of 2.2% of television households with the UHF discount.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012.

The FCC has indicated that on March 31, 2014, it will take various actions related to its pending 2010 media ownership review and the commencement of its 2014 review.  These actions are expected to include the adoption of a rule which will make television JSAs attributable to the selling party when that party sells more than 15% of a second in-market station’s advertising time. The FCC may require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits. The FCC is also expected to consider further action with respect to SSAs, and to solicit public comment on other of its media ownership rules.

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

MVPD operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has indicated that on March 31, 2014, it will adopt a rule that generally prohibits joint retransmission consent negotiation by non-commonly owned television stations. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. Congress is also considering legislation which could impact the regulations governing retransmission consent.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station.  In two cases, a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation.  The U.S. Supreme Court has granted certiorari and will hear oral arguments with respect to the differing lower court interpretations in April 2014. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

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

Employees

As of December 31, 2013, we had a total of 41 employees, comprised of 39 full-time and 2 part-time employees. As of December 31, 2013, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

The networks may stream their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations.

We had a history of net losses in prior years.

We had a net loss of $3.7 million in 2013 and $1.7 million in 2011. We may not be able to achieve or maintain profitability in future years.

Our substantial debt could limit our ability to grow and compete.

As of December 31, 2013, we had $232.5 million of debt which represented 147.6% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

Our senior secured credit facility agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Future financing agreements may contain financial covenants which could limit our management’s ability to operate our business at its discretion, and consequently we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated February 26, 2014. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2013, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

We may not be able to generate sufficient cash flow to meet our debt service requirements.

Our ability to service our debt depends on our ability to generate the necessary cash flow.  Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our current or any replacement credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to meet our debt service obligations our lenders may determine to stop making loans to us, and/or our lenders or other holders of our debt could accelerate and declare due all outstanding obligations due under the debt agreement, all of which could have a material adverse effect on us.

We guarantee $525.0 million of outstanding 6.875% senior unsecured notes issued by Nexstar and $314.1 million of amounts outstanding under Nexstar’s senior secured credit facilty.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. Additionally, Nexstar has $75.0 million of unused revolver commitments and $94.0 million unused Term Loan A facilities available under its senior secured credit facility, which is also guaranteed by us.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2013, based on projected future income, approximately $49.4 million of our deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2013, we had NOLs of approximately $121.7 million for U.S. federal tax purposes and $48.0 million for state tax purposes. These NOLs expire at varying dates through 2031. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate have network affiliation agreements – 6 stations have primary affiliation agreements with ABC, 5 with FOX, 3 with NBC, 2 with CBS, 2 with the CW and 2 with MyNetworkTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of our stations are scheduled to expire at various times through December 2018. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or a regulatory change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, system operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. The FCC has indicated that on March 31, 2014, it will adopt a rule that generally prohibits joint retransmission consent negotiation by non-commonly owned television stations. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes could materially reduce this revenue source and could have an adverse effect on our business, financial condition and results of operations. Congress is also considering legislation which could impact the regulations governing retransmission consent.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station.  In two cases, a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming.  In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation.  The U.S. Supreme Court has granted certiorari and will hear oral arguments with respect to the differing lower court interpretations in April 2014.   In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules.  We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings.  However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate, which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. A majority of renewal applications are routinely granted under this standard. If a licensee fails to meet this standard the FCC may still grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.

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

We filed renewal of license applications for our stations between February 2005 and April 2007. On June 1, 2012, the FCC’s renewal cycle for television stations reinitiated. We have filed further renewal applications for our stations in the current cycle and will file additional applications before the cycle closes on April 1, 2015. The majority of our renewal applications, including the KOLR application discussed above, remain pending with the FCC. We expect the FCC to renew the licenses for our stations in due course but cannot provide any assurances that the FCC will do so. Third parties are permitted to submit objections to these applications.

Our growth may be limited if we are unable to implement our acquisition strategy.

We have achieved much of our growth through acquisitions, including the acquisition of 3 stations in 2013. We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

During the three years ended December 31, 2013, we acquired 4 stations. As of December 31, 2013, we have also signed various agreements to acquire 11 stations. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets. During the year ended December 31, 2013, WFXP and KHMT net revenue and net loss represents less than 1% and 3%, respectively, of our total operations.

FCC actions may restrict our ability to enter into local service agreements with Nexstar, which would harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. While all of our existing local service agreements comply with current FCC rules and policies, we cannot assure you that the FCC will continue to permit local service agreements as a means of creating substantial operating efficiencies, and the FCC may challenge our existing arrangements with Nexstar in the future.

On August 2, 2004, the FCC initiated a rule making proceeding to determine whether to make television joint sales agreements attributable under its ownership rules. Comments and reply comments were filed in this proceeding in the fourth quarter of 2004. The FCC has not yet issued a decision in this proceeding.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry. In December 2011, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also sought comment on shared services agreements (“SSAs”) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Initial comments on the NPRM were filed on March 5, 2012, and reply comments were filed in April 2012.

The FCC has indicated that on March 31, 2014, it will take various actions related to its pending 2010 media ownership review and the commencement of its 2014 review.  These actions are expected to include the adoption of a rule which will make television JSAs attributable to the selling party when that party sells more than 15% of a second in-market station’s advertising time.  The FCC may require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits. The FCC is also expected to consider further action with respect to SSAs, and to solicit public comment on other of its media ownership rules. If the FCC adopts a JSA or SSA attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules. In particular, the actions the FCC has indicated it will take on March 31, 2014 may require Nexstar and us ultimately to terminate or restructure both our existing local service agreements and the local service agreements which Nexstar and we have proposed to enter into in connection with pending transactions.

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

As of December 31, 2013, $98.1 million, or 56.1%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

Risks Related to Our Industry

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by local coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of local programming cannot be predicted if it occurs. In addition, our stations may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television businesses may not be able to compete effectively.

New technologies could also adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes have increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use with MVPDs are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or on our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, to a maximum of $325,000 per violation, on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules.  Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has not yet issued any further decisions or rules in this area, and the courts remain free to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

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

The FCC has initiated proceedings to determine whether to make TV joint sales agreements and shared services agreements attributable interests under its ownership rules; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; and whether to modify its retransmission consent rules. A change to any of these rules may have a significant impact on us.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.                      Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acres	—

WAWV—Terre Haute, IN
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	1 Acre	—

WFXP—Erie, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site(1)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	1/30/15
Tower/Transmitter Site	Leased	5 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(1)	—	—	—

KTVE—Monroe, LA-El Dorado, AR
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	2 Acres	4/30/32
Tower/Transmitter Site – El Dorado	Leased	3 Acres	4/30/32
Tower/Transmitter Site – Bolding	Leased	11.5 Acres	4/30/32

KSAN—San Angelo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	10 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7 Acres	—
Tower/Transmitter Site	Leased	0.5 Acres	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	100 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21 Acres	—
Tower/Transmitter Site-Mohawk	Leased	48 Sq. Ft	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW-Evansville, IN
Office-Studio (1)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KLRT/KASN-Little Rock-Pine Bluff, AR
Office-Studio (1)	—	—	—
Tower/Transmitter Site-Redfield	100% owned	1,625 Sq. Ft.	—
Tower/Transmitter Site-Redfield	100% owned	120 Acres	—
Tower/Transmitter Site-Pulaski	Leased	0.23 Acres	5/12/21

WVNY-Burlington, VT-Plattsburgh, NY
Office-Studio (1)	—	—	—
Tower/Transmitter Site (1)	—	—	—

Corporate Office—Westlake, OH	Leased	640 Sq. Ft.	11/30/14
__________________________
(1)	These locations used by the stations are owned by Nexstar.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5.                      Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2013, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.               Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2013, 2012 and 2011 and balance sheet data as of December 31, 2013 and 2012 from our Consolidated Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2010 and 2009 and balance sheet data as of December 31, 2011, 2010 and 2009 from our Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2011 and 2010, respectively. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included herein. Amounts below are presented in thousands.

	2013	2012	2011	2010	2009

Statement of Operations Data, for the years ended December 31:
Net broadcast revenue	$28,971	$18,610	$18,933	$18,086	$16,210
Revenue from Nexstar(1)	39,513	33,352	27,800	29,878	25,435
Net revenue	68,484	51,962	46,733	47,964	41,645
Operating expenses (income):
Corporate expenses	1,117	1,056	913	1,090	1,263
Direct operating expenses, excluding depreciation and amortization	14,550	7,320	7,622	7,941	8,154
Selling, general and administrative expenses, excluding depreciation and amortization	1,941	1,831	3,594	3,601	3,574
Fees incurred pursuant to local service agreements with Nexstar(2)	9,740	7,740	7,190	7,160	7,425
Impairment of goodwill	-	-	-	-	261
Impairment of other intangible assets	-	-	-	-	1,997
Gain on asset exchange	-	-	-	-	(2,738)
Loss (gain) on asset disposal, net	177	(155)	190	170	56
Barter and trade expense	4,228	2,865	3,280	3,184	3,427
Amortization of broadcast rights, excluding barter	1,806	1,374	1,541	1,651	2,363
Depreciation	3,535	2,853	3,143	3,320	4,062
Amortization of intangible assets	6,762	5,081	5,531	5,330	5,330
Income from operations(3)	24,628	21,997	13,729	14,517	6,471
Interest expense	(16,181)	(15,037)	(14,681)	(12,998)	(6,051)
Loss on extinguishment of debt(4)	(14,332)	(233)	-	(2,432)	-
Other expense	(302)	-	-	-	-
(Loss) income before income taxes	(6,187)	6,727	(952)	(913)	420
Income tax benefit (expense)(5)	2,441	40,515	(749)	(1,836)	(986)
Net (loss) income	$(3,746)	$47,242	$(1,701)	$(2,749)	$(566)
____________________________________
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

(3)
Income from operations is generally higher during even-numbered years, when advertising revenue from state, congressional and presidential elections occur and from advertising aired during the Olympic Games. However, due to the accretive acquisitions in 2011 and 2013, the income from operations increased over time.

(4)
In 2013, Mission and Nexstar, the co-issuers, retired the $325.0 million outstanding principal balance under the 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $14.2 million for Mission.

(5)	In the fourth quarter of 2012, the Company decreased its valuation allowance on deferred tax assets by $43.0 million.

	2013	2012	2011	2010	2009

Balance Sheet Data, as of December 31:
Cash and cash equivalents	$3,716	$318	$1,898	$1,250	$903
Working capital (deficit)	7,425	(3,336)	(8,557)	1,843	(2,169)
Net intangible assets and goodwill	98,090	50,864	55,945	61,476	66,806
Total assets	174,749	119,381	87,892	104,213	106,322
Total debt	232,465	362,861	363,477	356,241	172,360
Total shareholders’ deficit	(74,593)	(260,771)	(307,419)	(279,814)	(88,275)

Statement of Cash Flows Data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$4,428	$5,797	$1,551	$4,370	$4,636
Investing activities	(56,593)	(6,091)	(7,221)	(295)	(1,756)
Financing activities	55,563	(1,286)	6,318	(3,728)	(3,548)
Capital expenditures	165	287	541	295	1,756
Cash payments for broadcast rights	2,230	1,680	1,815	2,009	1,951

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

2013 Acquisitions

•
Effective January 1, 2013, we acquired the assets of KLRT, the FOX affiliate and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television, LLC (“Newport”) for $59.7 million, funded by $60.0 million term loan under our senior secured credit facility.

•
On March 1, 2013, we acquired the assets of WVNY, the ABC affiliate, in the Burlington, Vermont market from Smith Media, LLC (“Smith Media”) for $5.6 million, funded by a combination of $5.0 million borrowings from our revolving credit facility and cash on hand.

Signed Purchase Agreements

•
On April 24, 2013, we and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital. Pursuant to the stock purchase agreement, we will acquire 7 television stations and will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. The acquisitions are projected to close in the second quarter of 2014 and the purchase price is expected to be funded through cash generated from operations prior to closing, borrowings under our and Nexstar’s existing credit facilities and future credit market transactions.

•
On September 13, 2013, we entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”), for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement. We project the acquisition to close in the second quarter of 2014 and the remaining purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under our existing credit facility.

•
On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets. Simultaneous with this agreement, we entered into a purchase agreement with Nexstar pursuant to which we will acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar for $15.3 million in cash, subject to adjustments for working capital. Upon consummation of this acquisition, we will also enter into local service agreements with Nexstar. We project the acquisition to close in the second quarter of 2014 and the purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under our existing credit facility.

•
On December 18, 2013, we entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”). We project the acquisition to close in the second quarter of 2014 and the purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under our existing credit facility.

Debt Transactions

•	On January 3, 2013, we borrowed $60.0 million in term loans under our senior secured credit facility to fund the acquisition of the assets of KLRT and KASN from Newport.

•
On June 28, 2013, we entered into an amendment to our senior secured credit facility. The amendment provided commitments for incremental term loan facility (“Term Loan A Facility”) of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek pursuant to the terms of the amended credit agreements. As of December 31, 2013, we had no borrowings under this facility.

•
On October 1, 2013, we entered into an amendment to our senior secured credit facility. The amendment provided for an incremental term loan (“Term Loan B-2”) of $125.0 million and amended revolving credit facility of up to $30.0 million. On December 31, 2013, we began the scheduled quarterly repayments on the Term Loan B-2 of 0.25% of the aggregate principal. The remainder of the principal is due in full at maturity on October 1, 2020.

•
During September 2013, Nexstar repurchased $10.4 million of the 8.875% Senior Second Lien Notes (“8.875% Notes”) at an average price of 108.2%, plus accrued and unpaid interest, funded by cash on hand. On October 1, 2013, we and Nexstar repurchased $292.7 million of the outstanding principal balance of the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The repurchases were funded by a combination of the proceeds from the issuance of our Term Loan B-2, Nexstar’s $275.0 million 6.875% senior unsecured notes (“6.875% Notes”) it issued on October 1, 2013 and cash on hand. The tender offer expired on October 15, 2013 and we and Nexstar repurchased the remaining $21.9 million outstanding principal balance of the 8.875% Notes at the redemption price of 107.0%, funded by cash on hand, on November 18, 2013. These repurchases resulted in a loss on extinguishment of debt of $14.2 million for Mission.

•
On December 9, 2013, we entered into an amendment to our senior secured credit facility. Under the terms of the amendment, we borrowed an additional $5.0 Term Loan B-2. On the same date, we converted the $103.5 million total principal balance of our Term Loan B, issued in December 2012 and January 2013, into Term Loan B-2. The refinanced term loans allow us favorable interest rates and extended debt maturity date.

•	Throughout 2013, we repaid the contractual maturities under our term loans of $1.1 million.

Overview of Operations

As of December 31, 2013, we owned and operated 20 television stations and 4 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2013 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO, WTVW and WVNY
_____________________________
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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2013 was not an election year or Olympic year, we are reporting less advertising revenue compared to 2012 which is consistent with our expectations.

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

Most of our stations have network affiliation agreements pursuant to which the networks provide programming to the stations during specified time periods, including prime time. NBC and CBS compensate some of our affiliated stations for distributing the network’s programming over the air and for allowing the network to keep a portion of advertising inventory during those time periods. The affiliation agreements with ABC, FOX, MyNetworkTV and Bounce TV do not provide for compensation. In recent years, in conjunction with the renewal of affiliation agreements, network compensation is being eliminated and many of the networks are now seeking cash payments from their affiliates. In 2013, we renewed our affiliation agreements with FOX through December 2016 for 4 of our FOX stations and with MyNetworkTV through August 2016, for 3 of our MyNetworkTV stations.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total gross revenue (dollars in thousands):

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Retransmission compensation	$24,192	97.8	$15,323	97.3	$9,837	62.9
Net advertising revenue	-	-	-	-	5,363	34.3
Network compensation	137	0.6	245	1.6	351	2.2
Other	414	1.6	177	1.1	96	0.6
Net broadcast revenue before barter	24,743	100.0	15,745	100.0	15,647	100.0
Barter and trade revenue	4,228		2,865		3,286
Revenue from Nexstar	39,513		33,352		27,800
Net revenue	$68,484		$51,962		$46,733

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Net revenue	$68,484	100.0	$51,962	100.0	$46,733	100.0
Operating expenses (income):
Corporate expenses	1,117	1.6	1,056	2.0	913	2.0
Station direct operating expenses, net of trade	14,550	21.2	7,320	14.2	7,622	16.3
Selling, general and administrative expenses	1,941	2.8	1,831	3.5	3,594	7.7
Fees incurred pursuant to local service agreements with Nexstar	9,740	14.2	7,740	14.9	7,190	15.4
Loss (gain) on asset disposal, net	177	0.3	(155)	(0.3)	190	0.4
Barter and trade expense	4,228	6.2	2,865	5.5	3,280	7.0
Depreciation	3,535	5.2	2,853	5.5	3,143	6.7
Amortization of intangible assets	6,762	9.9	5,081	9.8	5,531	11.9
Amortization of broadcast rights, excluding barter	1,806	2.6	1,374	2.6	1,541	3.2
Income from operations	$24,628		$21,997		$13,729

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Net revenue for the year ended December 31, 2013 increased by $16.5 million, or 31.8%, from the same period in 2012. This increase was primarily attributed to revenue from our newly acquired stations and increase in retransmission compensation.

Revenue from Nexstar was $39.5 million for the year ended December 31, 2013, compared to $33.4 million for the same period in 2012, an increase of $6.2 million or 18.5%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of JSAs we entered with Nexstar for our newly acquired stations, KLRT and KASN on January 1, 2013 and WVNY on March 1, 2013, partially offset by decreases in our legacy stations due to 2013 being not a political or Olympic year.

Compensation from retransmission consent and network affiliation agreements was $24.3 million for the year ended December 31, 2013, compared to $15.6 million for the same period in 2012, an increase of $8.8 million, or 56.3%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period and incremental revenue from our newly acquired stations.

Operating Expenses

Corporate expenses were consistent at $1.1 million for each of the years ended December 31, 2013 and 2012. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $16.5 million for the year ended December 31, 2013, compared to $9.2 million for the same period in 2012, an increase of $7.3 million, or 80.2%. The increase was primarily due to news, engineering and programming costs of our newly acquired stations during the year ended December 31, 2013 of $4.8 million and an increase in programming costs of our legacy stations of $2.3 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $9.7 million for the year ended December 31, 2013, compared to $7.7 million for the same period in 2012, an increase of $2.0 million, or 25.8%. The increase was due to the SSAs we entered into with Nexstar for our newly acquired stations, KLRT-TV and KASN on January 1, 2013 and WVNY on March 1, 2013.

Amortization of intangible assets was $6.8 million for the year ended December 31, 2013 compared to $5.1 million for the same period in 2012, an increase of $1.7 million, or 33.1%. The increase was due to incremental amortization from our newly acquired stations.

Depreciation of property and equipment was $3.5 million for the year ended December 31, 2013, compared to $2.9 million for the same period in 2012, an increase of $0.7 million, or 23.9%. The increase was due to incremental depreciation from our newly acquired stations.

Interest Expense

Interest expense, net was $16.2 million for the year ended December 31, 2013, compared to $15.1 million for the same period in 2012, an increase of $1.1 million, or 7.6%. The increase was primarily attributable to borrowings from our senior secured credit facility during 2013 to fund the purchase price of newly acquired stations and retire the 8.875% Notes. This was partially offset by lower interest rates on our outstanding debt as a result of refinanced senior secured credit facility that we completed during the fourth quarter of 2012 as well as lower interest rates on our borrowings during 2013.

Other Expense

Other expenses during the year ended December 31, 2013 were attributable to $0.3 million of underwriting fees we incurred to refinance a term loan that allows us favorable interest rates and extended debt maturity date.

Income Taxes

We recognized an income tax benefit of $2.4 million for the year ended December 31, 2013, compared to income tax benefit of $40.5 million for the same period in 2012. The decrease in income tax benefit was primarily due to the release of a valuation allowance against deferred tax assets for NOLs and other deferred tax assets during 2012.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On February 26, 2014, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2013. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

On January 3, 2013, we borrowed $60.0 million in term loans under our senior secured credit facility to fund the acquisition of the assets of KLRT and KASN from Newport.

On June 28, 2013, we entered into an amendment to our senior secured credit facility. The amendment provided commitments for a Term Loan A Facility available to us of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreement. No borrowings were drawn under this facility as of December 31, 2013.

On October 1, 2013, we entered into an amendment of our senior secured credit facility. The amendment provided for a Term Loan B-2 of $125.0 million and amended revolving credit facility available to us of up to $30.0 million. The proceeds of the Term Loan B-2 were used to retire our outstanding obligations under the 8.875% Notes. On December 31, 2013, we began the scheduled quarterly repayments on the Term Loan B-2 of 0.25% of the aggregate principal. The remainder of the principal is due in full at maturity on October 1, 2020.

On December 9, 2013, we entered into an amendment to our senior secured credit facility. Under the terms of the amendment, we borrowed an additional $5.0 million Term Loan B-2. On the same date, we converted the $103.5 million total principal balance of Term Loan B, issued in December 2012 and January 2013, into Term Loan B-2. The refinanced term loans allow us favorable interest rates and extended debt maturity date.

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$4,428	$5,797	$1,551
Net cash used in investing activities	(56,593)	(6,091)	(7,221)
Net cash provided by (used in) financing activities	55,563	(1,286)	6,318
Net increase (decrease) in cash and cash equivalents	$3,398	$(1,580)	$648
Cash paid for interest	$21,369	$14,137	$14,075
Cash paid for taxes	130	81	65

	As of December 31,
	2013	2012
Cash and cash equivalents	$3,716	$318
Long-term debt including current portion (1)	232,465	362,861
Unused Term Loan A Facility	90,000	-
Unused revolving loan commitments under senior secured credit facility	35,000	35,000
__________________________
(1)
We co-issued $325.0 million of 8.875% Notes in April 2010, of which we received $131.9 million of the net proceeds and $184.9 million was received by Nexstar. As of December 31, 2013, we and Nexstar fully repaid all the outstanding obligations under the 8.875% Notes. See Note 7 of our Financial Statements for additional information.

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $1.4 million during the year ended December 31, 2013, compared to the same period in 2012. This was primarily due to the premium we paid to retire the 8.875% Notes of $11.8 million and an increase in cash paid for interest of $7.2 million. These were partially offset by an increase in net revenue of $16.5 million less an increase in corporate expenses, station direct operating expenses, selling, general and administrative expenses and fees incurred pursuant to local service agreements with Nexstar of $9.4 million and a $12.9 million source of cash from a decrease in net payments for amounts due to Nexstar.

Net cash flows provided by operating activities increased by $4.2 million during the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily due to the increase in net revenue of $5.2 million and decreased selling, general and administrative expenses of $1.8 million, which was partially offset by the timing of payments of amounts due to/from Nexstar of $2.6 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $50.5 million during the year ended December 31, 2013, compared to the same period in 2012. This was primarily due to our payments of $53.7 million to acquire the assets of KLRT and KASN from Newport, $5.6 million to acquire the assets of WVNY from Smith Media and a $0.2 million escrow payment in connection with the agreement to acquire the assets of two stations from Stainless. These payments were partially offset by an increase in proceeds from the sale of various equipment, furniture and fixtures and vehicles to Nexstar of $2.9 million.

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

Cash Flows – Financing Activities

Net cash flows provided by financing activities were $55.6 million during the year ended December 31, 2013 compared to the net cash used in financing activities of $1.3 million for the same period in 2012. During 2013, we borrowed a total of $195.0 million under our senior secured credit facility to finance the acquisitions of KLRT, KASN and WVNY, to retire our obligations under the 8.875% Notes of $131.9 million and to repay our outstanding revolving loan of $5.0 million. In addition, we repaid scheduled maturities on our term loans of $1.1 million during 2013. As a result of the new loans we borrowed in 2013, our payments for debt financing costs increased by $1.3 million compared to the same period in 2012.

Net cash flows used in financing activities were $1.3 million for the year ended December 31, 2012 compared to the net cash provided by financing activities of $6.3 million for the same period in 2011. During October and November 2012, we repaid all amounts outstanding under our revolving credit facilities which included the $6.7 million revolving loan obtained in December 1, 2011 to fund the acquisition of WTVW.

Our senior secured credit facility may limit the amount of dividends we may pay to shareholders.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2013, we had debt of $232.5 million which represented 147.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2013, we have $30.0 million unused revolving loan commitment under our senior secured credit facility.

Our unused Term Loan A Facility of $90.0 million is expected to be utilized to fund our acquisition of stations from CCA and White Knight, which we project to close in the second quarter of 2014.

We also signed agreements to acquire two stations from Stainless, one station from Nexstar and one station from Excalibur. We will fund the remaining $15.1 million to Stainless, $15.3 million to Nexstar and $4.0 million to Excalibur, subject to adjustments for working capital, through cash generated from operations prior to closing and borrowings under our existing credit facility, which we project to occur in the second quarter of 2014.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2013 (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Senior secured credit facility	$232,896	$2,334	$4,670	$4,670	$221,222

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

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s 6.875% Notes and Nexstar’s senior secured credit facility. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2013, Nexstar had a maximum commitment of $483.1 million under its senior secured credit facility, of which $314.1 million of debt was outstanding and had $525.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated February 26, 2014. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total leverage ratio, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The 6.875% Notes contain restrictive covenants customary for borrowing arrangements of this type. As of December 31, 2013, Nexstar has informed us that it was in compliance with all covenants contained in the credit agreements governing our senior secured credit facility and the indentures governing the publicly-held notes. As of December 31, 2013, we were in compliance with all covenants related to the 6.875% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2014	2015-2016	2017-2018	Thereafter
Senior secured credit facility	$232,896	$2,334	$4,670	$4,670	$221,222
Cash interest on debt	60,477	9,421	18,601	17,846	14,609
Broadcast rights current cash commitments(1)	673	409	196	54	14
Broadcast rights future cash commitments	2,009	1,116	740	122	31
Operating lease obligations	22,114	1,771	3,695	3,875	12,773
Total contractual cash obligations	$318,169	$15,051	$27,902	$26,567	$248,649
_______________________________
(1)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements at December 31, 2013 in the amount of $2.4 million.

As of December 31, 2013, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of net operating loss carryforwards.

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

Valuation of Goodwill and Intangible Assets

Intangible assets represented $98.1 million, or 56.1%, of our total assets as of December 31, 2013. Intangible assets principally include FCC licenses, goodwill and network affiliation agreements. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

We completed our annual test for impairment of goodwill and FCC licenses as of December 31, 2013 and 2012 which resulted in no impairment charges. In aggregate, excluding stations acquired in 2013, our fair values exceeded their book values by a margin of 534%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions.

We utilized the following assumptions in our impairment testing for the years ended December 31:

	2013	2012
Market growth rates	(1.4) – 3.9%	0.2 – 2.3%
Operating profit margins – FCC licenses	12.5 – 26.0%	12.0 – 25.0%
Operating profit margins – goodwill	21.5 – 37.8%	21.0 – 32.9%
Discount rate	10.5%	10.0%
Tax rate	35.4 – 40.6%	35.3 – 40.6%
Capitalization rate	7.5 – 9.5%	7.3 – 8.0%

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is available for broadcast. We consider programs that have been produced prior to our contract period to be available for broadcast, while programs that are produced throughout the contract period are recorded and amortized as they are aired. Broadcast rights are stated at the lower of unamortized cost or net realizable value. Cash broadcast rights are initially recorded at the amount paid or payable to program distributors for the limited right to broadcast the distributors’ programming. Barter broadcast rights are recorded at our estimate of the fair value of the advertising time exchanged, which approximates the fair value of the programming received. The fair value of the advertising time exchanged is estimated by applying average historical rates for specific time periods. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, we amortize the broadcast rights to equal the amount of projected future net revenue. If the expected broadcast period was shortened or cancelled we would be required to write-off the remaining value of the related broadcast rights to operations on an accelerated basis or possibly immediately. As of December 31, 2013, the carrying amounts of our current broadcast rights were $1.4 million and non-current broadcast rights were $1.6 million.

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

Barter and Trade Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We trade certain advertising time for various goods and services, which are recorded at the estimated fair values of the goods or services received. We recorded both barter revenue and barter expense of $4.2 million, $2.9 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded no trade revenue and expense during the years ended December 31, 2013 and 2012 and $0.2 million of trade revenues and expense during the year ended December 31, 2011.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 3.75% as of December 31, 2013 and the interest rate on the revolver loans was 2.4%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) from its December 31, 2013 level would increase our annual interest expense and decrease our cash flow from operations by $0.6 million, based on the outstanding balance of our credit facility as of December 31, 2013. An increase in LIBOR of 50 basis points (one-half of a percentage point) or a decrease in LIBOR by 100 or 50 basis points would not have any impact on our annual interest expense and our cash flow from operations. As of December 31, 2013, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).

We have excluded KLRT, KASN and WVNY from our assessment of internal control over financial reporting as of December 31, 2013, because they were acquired in 2013. These acquired businesses represented collectively 6.0% of our total assets and 27.2% of our total net revenues as of and for the year ended December 31, 2013.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	61	Chairman of the Board and Secretary
Dennis Thatcher	67	President, Treasurer and Director

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Compensation Discussion and Analysis

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

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director, former Executive Vice President and COO	2013	$145,155	$ —	$ —	$ —	$ —	$ —	$ —	$145,155
	2012	142,309	—	—	—	—	—	—	142,309
	2011	142,200	—	—	—	—	—	—	142,200
Nancie J. Smith Chairman of the Board and Secretary, former Vice President	2013	122,500	—	—	—	—	—	—	122,500
	2012	120,091	—	—	—	—	—	—	120,091
	2011	73,845	—	—	—	—	—	—	73,845

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2013:

Station	Market	Type of Agreement	Expiration	Consideration from/to Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/23	$25 thousand per month paid to Nexstar
		JSA	6/30/23	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/23	$10 thousand per month paid to Nexstar
		JSA	5/8/23	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

KLRT/KASN	Little Rock-Pine Bluff, AR	SSA	1/1/21	$150 thousand per month paid to Nexstar
		JSA	1/1/21	70% of net revenue received from Nexstar

WVNY	Burlington-Plattsburgh, VT	SSA	3/1/21	$20 thousand per month paid to Nexstar
		JSA	3/1/21	70% of net revenue received from Nexstar

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

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2013:

Station	Market	Affiliation	Date of Execution	Expiration Date
WFXP	Erie, PA	FOX	12/01/05	12/01/14
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/08	1/16/17
KCIT and KCPN-LP	Amarillo, TX	FOX/ MyNetworkTV	03/17/09	05/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	FOX/ MyNetworkTV	06/01/99	06/01/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/21
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	05/09/22
KSAN	San Angelo, TX	NBC	06/13/03	05/09/22
WAWV	Terre Haute, IN	ABC	05/09/03	05/09/22
KHMT	Billings, MT	FOX	12/30/03	12/31/22
KAMC	Lubbock, TX	ABC	12/30/03	12/31/22
KOLR	Springfield, MO	CBS	12/30/03	12/31/22
WUTR	Utica, NY	ABC	04/01/04	03/31/23
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	10/31/24

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

We retained PricewaterhouseCoopers LLP to audit the Financial Statements of Mission Broadcasting, Inc. for the years ended December 31, 2013 and 2012, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2013 and 2012 for these various services were:

	2013	2012
Audit Fees (1)	$210,000	$200,000
Audit Related Fees (2)	—	—
Tax Fees (3)	66,000	59,000
All Other Fees (4)	—	—
Total	$276,000	$259,000
_____________________________
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
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2014.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board

/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. that is discussed in Notes 1, 2, 4, 7 and 11 to the financial statements.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 18, 2014

MISSION BROADCASTING, INC.
BALANCE SHEETS
(in thousands, except share information)
	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,716	$318
Accounts receivable, net of allowance for doubtful accounts of $96 and $30, respectively	5,059	3,610
Current portion of broadcast rights	1,390	962
Due from Nexstar Broadcasting, Inc.	-	512
Deferred tax assets	8,160	933
Prepaid expenses and other current assets	231	122
Total current assets	18,556	6,457
Property and equipment, net	26,760	21,518
Goodwill	32,489	18,730
FCC licenses	41,563	21,939
Other intangible assets, net	24,038	10,195
Deferred tax assets	25,727	30,416
Deposits on station acquisitions	150	6,000
Other noncurrent assets, net	5,466	4,126
Total assets	$174,749	$119,381
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current portion of debt	$2,334	$330
Current portion of broadcast rights payable	1,454	1,261
Due to Nexstar Broadcasting, Inc.	3,847	-
Accounts payable	723	364
Accrued expenses	2,345	1,274
Interest payable (Note 7)	27	6,268
Other current liabilities	401	296
Total current liabilities	11,131	9,793
Debt (Note 7)	230,131	362,531
Other liabilities	8,080	7,828
Total liabilities	249,342	380,152
Commitments and contingencies
Shareholders' deficit:
Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2013 and 2012	1	1
Subscription receivable	(1)	(1)
Contra equity due from Nexstar Broadcasting, Inc. on debt issuance (Note 7)	-	(189,924)
Accumulated deficit	(74,593)	(70,847)
Total shareholders' deficit	(74,593)	(260,771)
Total liabilities and shareholders' deficit	$174,749	$119,381

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2013	2012	2011

Net broadcast revenue	$28,971	$18,610	$18,933
Revenue from Nexstar Broadcasting, Inc.	39,513	33,352	27,800
Net revenue	68,484	51,962	46,733
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	14,550	7,320	7,797
Selling, general, and administrative expenses, excluding depreciation and amortization	3,058	2,887	4,507
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	9,740	7,740	7,190
Amortization of broadcast rights	6,034	4,239	4,646
Amortization of intangible assets	6,762	5,081	5,531
Depreciation	3,535	2,853	3,143
Loss (gain) on asset disposal, net	177	(155)	190
Total operating expenses	43,856	29,965	33,004
Income from operations	24,628	21,997	13,729
Interest expense, net	(16,181)	(15,037)	(14,681)
Loss on extinguishment of debt	(14,332)	(233)	-
Other expense	(302)	-	-
(Loss) income before income taxes	(6,187)	6,727	(952)
Income tax benefit (expense)	2,441	40,515	(749)
Net (loss) income	$(3,746)	$47,242	$(1,701)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Three Years Ended December 31, 2013
(in thousands, except share information)

				Contra Equity
				Due from
				Nexstar
				Broadcasting,
				Inc. on		Total
	Common Stock		Subscription	Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balances as of December 31, 2010	1,000	$1	$(1)	$(188,790)	$(91,024)	$(279,814)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(540)	-	(540)
Excess of purchase price paid over the carrying value of net assets acquired (Note 3)	-	-	-	-	(5,125)	(5,125)
Net assets remaining with Nexstar Broadcasting, Inc. upon change in reporting entity (Note 3)	-	-	-	-	(20,239)	(20,239)
Net loss	-	-	-	-	(1,701)	(1,701)
Balances as of December 31, 2011	1,000	1	(1)	(189,330)	(118,089)	(307,419)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(594)	-	(594)
Net income	-	-	-	-	47,242	47,242
Balances as of December 31, 2012	1,000	1	(1)	(189,924)	(70,847)	(260,771)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion (Note 7)	-	-	-	(488)	-	(488)
Repurchase of the 8.875% senior second lien notes, Nexstar portion (Note 7)	-	-	-	186,905	-	186,905
Nexstar interest payments on 8.875% senior secured second lien notes, net of Nexstar interest accrual (Note 7)	-	-	-	3,507	-	3,507
Net loss	-	-	-	-	(3,746)	(3,746)
Balances as of December 31, 2013	1,000	$1	$(1)	$-	$(74,593)	$(74,593)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,746)	$47,242	$(1,701)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:	(2,538)	(40,621)	673
Deferred income taxes
Provision for bad debts	84	2	153
Depreciation of property and equipment	3,535	2,853	3,143
Amortization of intangible assets	6,762	5,081	5,531
Amortization of debt financing costs	527	229	214
Amortization of broadcast rights, excluding barter	1,806	1,374	1,541
Payments for broadcast rights	(2,230)	(1,680)	(1,815)
Loss (gain) on asset disposal, net	177	(155)	190
Deferred gain recognition	(199)	(198)	(198)
Premium on debt extinguishment	(11,827)	-	-
Issue discount paid upon debt extinguishment	(3,397)	-	-
Loss on extinguishment of debt	14,332	233	-
Amortization of debt discount	416	425	386
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,520)	(1,101)	(600)
Prepaid expenses and other current assets	(30)	(64)	59
Other noncurrent assets	(58)	-	(17)
Accounts payable and accrued expenses	1,063	529	43
Interest payable	(2,734)	246	7
Deferred revenue	(122)	(234)	(304)
Other noncurrent liabilities	(232)	133	111
Due to Nexstar Broadcasting, Inc.	4,359	(8,497)	(5,865)
Net cash provided by operating activities	4,428	5,797	1,551
Cash flows from investing activities:
Purchases of property and equipment	(165)	(287)	(541)
Deposits and payments for acquisitions	(59,508)	(6,000)	(6,700)
Proceeds from disposals of property and equipment	3,080	196	20
Net cash used in investing activities	(56,593)	(6,091)	(7,221)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	195,000	48,000	6,700
Repayments of long-term debt	(138,010)	(49,115)	(390)
Payments for (refunds of) debt financing costs	(1,427)	(171)	8
Net cash provided by (used in) financing activities	55,563	(1,286)	6,318
Net increase (decrease) in cash and cash equivalents	3,398	(1,580)	648
Cash and cash equivalents at beginning of period	318	1,898	1,250
Cash and cash equivalents at end of period	$3,716	$318	$1,898

Supplemental information:
Interest paid	$21,369	$14,137	$14,075
Income taxes paid, net	$130	$81	$65
Non-cash investing activities:
Accrued purchases of property and equipment	$-	$2	$17
Accrued debt financing costs	$72	$114	$-

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2013, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 4 digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV, Bounce TV or the CW television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated February 26, 2014, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2013, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) maximum consolidated total leverage ratios, (b) a maximum consolidated first lien indebtedness ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and the Company. The Company’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2013, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement governing the senior secured credit facility.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2013 with Nexstar:

Service Agreements	Stations
TBA Only (1)	WFXP and KHMT
SSA & JSA (2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY
_________________________________
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

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission as a variable interest entity (“VIE”) for financial reporting purposes as a result of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) the purchase options Mission has granted to Nexstar. Nexstar consolidates the financial accounts of Mission into its financial results.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the valuation of property and equipment, intangible assets and goodwill from business combinations, allowance for doubtful accounts, retransmission revenue, barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts, recoverability, and useful lives of tangible and intangible assets and the fair values of non-monetary asset exchanges. Actual results may vary from estimates used.

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

•	Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertising spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $4.2 million, $2.9 million and $3.1 million of barter revenue and expense for the years ended December 31, 2013, 2012 and 2011, respectively. Barter expense was included in amortization of broadcast rights in the Company’s Statements of Operations.

The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisement spots are broadcast. Trade expense is recognized when services or merchandise received are used. The Company recorded no trade revenues and expense during each of the years ended December 31, 2013 and 2012 and $0.2 million of trade revenues and expense during the year ended December 31, 2011. Trade expense was included in direct operating expenses in the Company’s Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records rights to programs, primarily in the form of syndicated programs and feature movie packages obtained under license agreements for the limited right to broadcast the suppliers’ programming when the following criteria are met: (1) the cost of each program is known or reasonably determinable, (2) the license period has begun, (3) the program material has been accepted in accordance with the license agreement, and (4) the programming is available for use. Programs that have been produced prior to our contract period are considered available for broadcast, while programs that are produced throughout the contract are recorded and amortized as they are aired. Broadcast rights are initially recorded at the amount paid or payable to program suppliers; or, in the case of barter transactions, at management’s estimate of the fair value of the advertising time exchanged using historical advertising rates, which approximates the fair value of the program material received. Broadcast rights are stated at the lower of unamortized cost or net realizable value. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. Amortization of broadcast rights is computed using the straight-line method based on the license period or programming usage, whichever period yields the shorter life. Broadcast rights liabilities are reduced by monthly payments to program suppliers; or, in the case of barter transactions, are amortized over the life of the associated programming license contract as a component of barter revenue. When projected future net revenue associated with a program is less than the current carrying amount of the program broadcast rights, for example, due to poor ratings, the Company records amortization of the broadcast rights such that they equal the amount of projected future net revenue. If the expected broadcast period is shortened or cancelled, the Company would be required to amortize the remaining value of the related broadcast rights on an accelerated basis.

Property and Equipment

Property and equipment is stated at cost or estimated fair value at the date of acquisition. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 5).

Intangible Assets

Intangible assets consist primarily of goodwill, representing the excess of the purchase price of acquired businesses over the fair values of net assets acquired on the acquisition date, and broadcast licenses (“FCC licenses”) and network affiliation agreements, recorded at estimated fair value at the date of acquisition using a discounted cash flow method. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

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

The Company tests network affiliation agreements for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2013 and 2012, debt financing costs of $3.8 million and $3.5 million, respectively, were included in other noncurrent assets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2013, 2012 and 2011, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.

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

3. Acquisition

Signed Purchase Agreements

Excalibur

On December 18, 2013, the Company entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC. The acquisition will allow the Company entrance into this market. The purchase price is expected to be funded through cash generated from operations prior to closing and borrowings under the Company’s existing credit facility. The acquisition is subject to FCC approval and other customary conditions and the Company projects it to close in the second quarter of 2014.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets. Simultaneous with this agreement, Nexstar entered into a purchase agreement with Mission pursuant to which Mission will acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar for $15.3 million in cash, subject to adjustments for working capital. Upon consummation of the acquisition, the Company will also enter into local service agreements with Nexstar. The purchase price is expected to be funded by Mission through cash generated from operations prior to closing and borrowings under its existing credit facility. The acquisition is subject to FCC approval and other customary conditions and the Company is projecting it to close in the second quarter of 2014.

Stainless

On September 13, 2013, the Company entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. The acquisition will allow the Company entrance into this market. Under the terms of the purchase agreement, the Company will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded by the Company through borrowings under its existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in the second quarter of 2014.

CCA/White Knight

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the stock purchase agreement, Mission agreed to purchase all the outstanding equity of White Knight and Nexstar has agreed to purchase all the outstanding equity of CCA. Mission will acquire 7 television stations and will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. These acquisitions will allow the Company entrance into three new markets. The Company and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under their existing credit facilities and future credit market transactions. The acquisitions are subject to FCC approval and other customary conditions and the Company, Nexstar and Rocky Creek project them to close in the second quarter of 2014.

Completed Acquisitions

WVNY

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate, in the Burlington-Plattsburgh, Vermont market from Smith Media, LLC (“Smith Media”) for $5.7 million in cash, funded by a combination of the Company’s $5.0 million borrowings from its revolving credit facility (See Note 6) and cash on hand. This acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Prepaid expenses and other current assets	$23
Property and equipment	717
FCC licenses	2,797
Network affiliation agreements	1,060
Other intangible assets	32
Goodwill	1,032
Net assets acquired	$5,661

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible asset related to the network affiliation agreements acquired is amortized over 15 years. Other intangible assets are amortized over an estimated weighted average useful life of 5 months.

WVNY’s net revenue of $2.9 million and net income of $1.5 million from the date of acquisition to December 31, 2013 have been included in the accompanying Condensed Statements of Operations.

KLRT/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility (See Note 7). This acquisition allows Mission entrance into this market.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

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

KLRT/KASN’s net revenue of $20.4 million and net income of $9.4 million during the year ended December 31, 2013 have been included in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2013, the Company incurred total transaction costs of $0.1 million, including legal and professional fees, with respect to the above acquisitions. During the year ended December 31, 2012, the transaction costs relating to the KLRT/KASN acquisition, including legal and professional of $0.1 million, were expensed as incurred during the year ended December 31, 2012.

WTVW

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

Unaudited Pro Forma Information

    The WVNY and WTVW acquisitions are immaterial, both individually and in aggregate. Therefore pro forma information has not been provided for these acquisitions.

    The following unaudited pro forma information has been presented as if the acquisition of KLRT and KASN from Newport had occurred on January 1, 2012, for the year ended December 31 (in thousands):

	Unaudited
	2013	2012
Net revenue	$68,484	$69,343
(Loss) income before income taxes	(5,924)	7,659
Net (loss) income	(3,584)	47,809

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. The Company had the following local service agreements in effect with Nexstar as of December 31, 2013:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA	5/31/19	$60 thousand per month paid to Nexstar
		JSA	5/31/19	70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA	1/4/18	$35 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA	3/31/22	$75 thousand per month paid to Nexstar
		JSA	9/30/14	70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA	6/12/23	$25 thousand per month paid to Nexstar
		JSA	6/30/23	70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA	5/31/14	$10 thousand per month paid to Nexstar
		JSA	5/31/14	70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA	5/8/23	$10 thousand per month paid to Nexstar
		JSA	5/8/23	70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA	4/30/19	$50 thousand per month paid to Nexstar
		JSA	4/30/19	70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA	2/15/19	$75 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA	2/15/19	$150 thousand per month paid to Nexstar
		JSA	2/15/19	70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA	3/31/14	$10 thousand per month paid to Nexstar
		JSA	3/31/14	70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA	10/31/14	$75 thousand per month paid to Nexstar
		JSA	10/31/14	70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA	1/16/18	$20 thousand per month paid to Nexstar
		JSA	1/16/18	70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA	11/30/19	$50 thousand per month paid to Nexstar
		JSA	11/30/19	70% of net revenue received from Nexstar

KLRT/KASN	Little Rock-Pine Bluff, AR	SSA	1/1/21	$150 thousand per month paid to Nexstar
		JSA	1/1/21	70% of net revenue received from Nexstar

WVNY	Burlington-Plattsburgh, VT	SSA	3/1/21	$20 thousand per month paid to Nexstar
		JSA	3/1/21	70% of net revenue received from Nexstar

5. Property and Equipment, net

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2013	2012
Buildings and building improvements	39	$8,016	$7,798
Land	N/A	1,688	1,442
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	43,566	37,416
Office equipment and furniture	3-7	1,504	1,299
Vehicles	5	851	778
Construction in progress	N/A	-	4
		55,695	48,807
Less: accumulated depreciation		(28,935)	(27,289)
Property and equipment, net		$26,760	$21,518

In 2001, the Company sold certain of its telecommunications tower facilities for cash and entered into noncancellable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2013 and 2012, the deferred gain was $1.4 million and $1.6 million, respectively, including $0.2 million in current liabilities as of December 31, 2013 and 2012.

In 2013, the Company sold certain of its studio equipment, computers, furniture and fixtures and vehicles to Nexstar for $2.9 million in cash. No gain or loss was recognized by the Company in connection with this transaction.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2013			2012
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net

Network affiliation agreements	15	$84,505	$(61,716)	$22,789	$66,443	$(57,032)	$9,411
Other definite-lived intangible assets	1-15	15,661	(14,412)	1,249	13,118	(12,334)	784
Other intangible assets		$100,166	$(76,128)	$24,038	$79,561	$(69,366)	$10,195

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed during 2013 and 2012 on the intangible assets subject to amortization.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets recorded on its books as of December 31, 2013 (in thousands):

2014	$2,728
2015	2,779
2016	2,779
2017	2,285
2018	1,879
Thereafter	11,588
$24,038

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balance as of December 31, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Acquisitions	13,759	-	13,759	19,624	-	19,624
Balance as of December 31, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563

The Company’s annual impairment test of goodwill and FCC licenses performed as of December 31, 2013 and 2012 resulted in no impairment charge being recognized.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2013	2012
Term loans, net of discount of $431 and $517, respectively	$232,465	$43,483
8.875% Senior secured second lien notes due 2017, net of discount of $0 and $5,622, respectively	-	319,378
	232,465	362,861
Less: current portion	(2,334)	(330)
	$230,131	$362,531

Senior Secured Credit Facility

On January 3, 2013, Mission borrowed $60.0 million in term loans under its senior secured credit facility to fund the acquisition of the assets of KLRT-TV and KASN from Newport (See Note 3).

On March 1, 2013, Mission borrowed $5.0 million from its revolving credit facility to partially finance the acquisition of WVNY from Smith Media (See Note 3). The revolving loan was repaid in July 2013.

On June 28, 2013, Mission entered into an amendment to its senior secured credit facility. The amendment provided a commitment for an incremental term loan facility (the “Term Loan A Facility”) of $90.0 million, subject to reallocation of up to $18.0 million for the benefit of Rocky Creek, pursuant to the terms of the amended credit agreements. As of December 31, 2013, no amount was borrowed by Mission under this facility. Mission recorded $0.2 million in legal and professional fees related to the Term Loan A Facility, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013.

On October 1, 2013, Mission entered into an amendment to its senior secured credit facility. The amendment provided for an incremental term loan of $125.0 million (“Term Loan B-2”) and an amended revolving credit facility of up to $30.0 million. Mission recorded $1.2 million in legal, professional and underwriting fees related to the Term Loan B-2, which was capitalized as debt finance costs, included in other noncurrent assets, net on the Consolidated Balance Sheet as of December 31, 2013, and is being amortized over its term.

On December 9, 2013, Mission entered into an amendment to its senior secured credit facility. Under the terms of the amendment, Mission received $5.0 million in Term Loan B-2. On the same date, Mission converted the outstanding principal balance of its Term Loan B of $103.5 million, issued to a group of commercial banks in December 2012 and January 2013, into Term Loan B-2. The majority of the lenders from the Term Loan B participated in the Term Loan B-2. Thus, this portion of the conversion was treated as a debt modification that is deemed not substantial and the unamortized debt finance costs and debt discount under the Term Loan B were continued to be amortized over the term of the Term Loan B-2 for this portion of the loan. Legal, professional and underwriting fees in connection with the conversion of $0.3 million were expensed as incurred. Lenders holding $5.0 million of the Term Loan B elected not to participate in the Term Loan B-2. Thus, this portion of the conversion was treated as a debt extinguishment and new issuance of debt. Mission recorded a loss on extinguishment of debt of $0.1 million, representing a partial write-off of previously capitalized debt financing costs and debt discount related to the extinguished loans.

As of December 31, 2013 and 2012, the Mission senior secured credit facility (the “Mission Facility”) had $232.9 million and $44.0 million term loans outstanding, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remaining 93% due at maturity. During the years ended December 31, 2013 and 2012, Mission repaid scheduled maturities of $1.1 million and $0.3 million, respectively, of its term loans.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement. The interest rate of Mission’s term loan was 3.75% and 4.5% as of December 31, 2013 and 2012, respectively, and the interest rate on Mission’s revolving loans was 2.4% and 4.6% as of December 31, 2013 and 2012. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment and unused Term Loan A Facility of 0.5% per annum.

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

The Company incurred $0.7 million in professional fees related to the transaction, which were capitalized as debt finance costs, included in other noncurrent assets, net on the Balance Sheet, and were being amortized over the term of the 8.875% Notes, and expensed upon repayment.

The 8.875% Notes were issued pursuant to an Indenture, dated as of April 19, 2010 (the “Indenture”). Mission’s and Nexstar’s obligations under the 8.875% Notes are jointly and severally, fully and unconditionally guaranteed by Nexstar and all of Mission’s and Nexstar’s future 100% owned domestic subsidiaries, subject to certain customary release provisions.

On October 1, 2013, Mission repurchased $125.7 million of the outstanding principal balance under the 8.875% Notes at 108.875%, plus accrued and unpaid interest, in accordance with a tender offer dated September 17, 2013. The repurchase was funded by a combination of the proceeds from the issuance of Mission’s Term Loan B-2 and cash on hand. The tender offer expired on October 15, 2013 and Mission repurchased $9.7 million outstanding principal balance of the 8.875% Notes at the redemption price of 107.0%, funded by cash on hand, on November 18, 2013. These repurchases resulted in a loss on extinguishment of debt of $14.2 million in Mission’s Statement of Operations. The remaining principal balance under the 8.875% Notes was repurchased by Nexstar and resulted in a net reduction to the contra equity due from Nexstar Broadcasting, Inc. of $186.9 million in Mission’s Statement of Changes in Shareholders’ Equity. As of December 31, 2013, Mission and Nexstar fully repaid all the outstanding obligations under the 8.875% Notes.

Unused Commitments and Borrowing Availability

As of December 31, 2013, the Company had $30.0 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations. The Company also had $90.0 million unused Term Loan A Facility under its amended senior secured credit facility, all of which was available for borrowing as of December 31, 2013.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Credit Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and the 6.875% Notes. The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Mission and Nexstar. See Note 11 for additional information on Mission’s guarantee of Nexstar’s debt.

Debt Covenants

The Mission Facility does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its debt covenants as of December 31, 2013.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$232,465	$233,299	$43,483	$44,484
8.875% Senior secured second lien notes(2)	-	-	319,378	359,125
___________________________
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

Debt Maturities

As of December 31, 2013, scheduled maturities of Mission’s debt for the years ended December 31 are summarized as follows (in thousands):

2014	$2,334
2015	2,335
2016	2,335
2017	2,335
2018	2,335
Thereafter	221,222
$232,896

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2013 and 2012, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2013	2012	2011
Current tax (benefit) expense:
Federal	$(4)	$4	$—
State	101	102	77
	97	106	77

Deferred tax (benefit) expense:
Federal	(2,128)	(38,337)	555
State	(410)	(2,284)	117
	(2,538)	(40,621)	672
Income tax (benefit) expense:	$(2,441)	$(40,515)	$749

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

    The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 35% to loss from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2013	2012	2011
Income tax (benefit) expense at 35% statutory federal rate	$(2,165)	$2,354	$(333)

Change in valuation allowance	—	(43,035)	1,525
State and local taxes, net of federal benefit	(173)	418	(31)
Impact of change in reporting entity (Note 3)	—	—	(412)
Other, net	(103)	(252)	—
Income tax (benefit) expense	$(2,441)	$(40,515)	$749

    The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards (“NOLs”)	$45,175	$39,294
Other intangible assets	2,103	3,862
Deferred revenue	562	788
Other	1,603	1,559
Total deferred tax assets	49,443	45,503

Deferred tax liabilities:
Property and equipment	(3,300)	(3,349)
Goodwill	(5,619)	(5,000)
FCC licenses	(6,637)	(5,805)
Total deferred tax liabilities	(15,556)	(14,154)
Net deferred tax asset	$33,887	$31,349

    During the years ended December 31, 2013, 2012 and 2011, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2013, 2012 and 2011, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2009. Additionally, any NOLs that were generated in prior years and will be utilized in the future may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2013, the Company has federal NOLs available of $121.7 million and post-apportionment state NOLs available of $48.0 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire through 2033 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

    The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations. The Company will transition its low power and television translator stations to digital operations prior to September 1, 2015.

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

    The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” During 2009, the FCC held a series of hearings designed to evaluate possible changes to its rules. In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry. In December 2011, the FCC issued a Notice of Proposed Rulemaking (NPRM) seeking comment on specific proposed changes to its ownership rules. Among the specific changes proposed in the NPRM are (1) elimination of the contour overlap provision of the local television ownership rule (making the rule entirely DMA-based), (2) elimination of the radio/television cross-ownership rule, and (3) modest relaxation of the newspaper/broadcast cross-ownership rule. The NPRM also seeks comment on shared services agreements (SSAs) and other joint operating arrangements between television stations, and whether such agreements should be considered attributable. Comments and reply comments on the NPRM were filed in March and April 2012. In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

    The FCC has indicated that on March 31, 2014, it will take various actions related to its pending 2010 media ownership review and the commencement of its 2014 review.  These actions are expected to include the adoption of a rule which will make television JSAs attributable to the selling party when that party sells more than 15% of a second in-market station’s advertising time. The FCC may require require the termination of existing JSAs within a specified period of time if the newly attributable JSAs do not comply with the local television ownership limits.. The FCC is also expected to consider further action with respect to SSAs, and to solicit public comment on other of its media ownership rules. If the FCC adopts a JSA or SSA attribution rule, or any other new or modified rule affecting the ownership of or local service agreements between television stations, we will be required to comply with such rules.

Spectrum

    The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Comments on the notice were filed in January 2013, and reply comments were filed in March 2013. A reallocation of television spectrum for wireless broadband use would involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

Retransmission Consent

    On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (MVPDs) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has indicated that on March 31, 2014, it will adopt a rule that generally prohibits joint retransmission consent negotiation by non-commonly owned television stations. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. If the FCC prohibits joint negotiations or modifies the network non-duplication and syndicated exclusivity protection rules, such changes likely would affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. Congress is also considering legislation which could impact the regulations governing retransmission consent. The Company cannot predict the resolution of these matters or their impact to its business.

11. Commitments and Contingencies

Broadcast Rights Commitments

    Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2013 (in thousands):

2014	$1,116
2015	640
2016	100
2017	79
2018	43
Thereafter	31
$2,009

Operating Leases

The Company leases towers, office space and operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Statements of Operations for such leases was $1.6 million during each of the years ended December 31, 2013, 2012 and 2011. Future minimum lease payments under these operating leases are as follows as of December 31, 2013 (in thousands):

2014	$1,771
2015	1,806
2016	1,889
2017	1,910
2018	1,965
Thereafter	12,773
$22,114

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of December 31, 2013, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020 and had a maximum commitment of $483.1 million under its senior secured credit facility, of which $264.1 million in Term Loan B-2 and $50.0 million in Term Loan A were outstanding. On December 31, 2013, Nexstar began the scheduled quarterly repayments on its Term Loan B-2 of 0.25% of the aggregate principal. The remainder of the principal is due in full at maturity on October 1, 2020. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 5.0% to 10.0% of the aggregate principal beginning June 30, 2014. The remainder of the principal is due at maturity on June 28, 2018.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $20 thousand, $16 thousand and $16 thousand to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively.

13. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward (in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2013	$30	$84	$(18)	$96
Year Ended December 31, 2012	113	2	(85)	30
Year Ended December 31, 2011	146	153	(186)	113
_______________________________________
(1)
Primarily uncollectible accounts written off, net of recoveries.  In 2011, includes the allowance on the accounts receivable remaining with Nexstar upon change in reporting entity, as discussed in Note 3.

Valuation Allowance on Deferred Tax Assets Rollforward (in thousands)

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses(1)	Accounts(2)	Deductions(3)	Period
Year Ended December 31, 2013	$-	$-	$-	$-	$-
Year Ended December 31, 2012	43,035	-	-	(43,035)	-
Year Ended December 31, 2011	39,792	1,554	1,689	-	43,035
________________________________________
(1)	Increase in valuation allowance related to the generation of net operating losses and other deferred tax assets.
(2)	Impact of change in reporting entity, discussed in Note 3.
(3)	In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.

Exhibit No.	Exhibit Index
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

4.1
Indenture, dated as of April 19, 2010, by and among Nexstar Broadcasting, Inc. and Mission Broadcasting Inc., as Issuers, Nexstar Broadcasting Group, Inc., as Guarantor, and The Bank of New York Mellon, as Trustee, and The Bank of New York Mellon, as Collateral Agent. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on April 23, 2010)

4.2
First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.3
First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and The Bank of New York Mellon, as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.4
Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

10.1
Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3
Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4
Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.5
Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012. (Incorporated by reference  to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.6
Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.7
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.8
Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.9
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.10
Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.11
Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.12
Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.13
Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.14
Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.15
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

10.17
Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.18
Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.19
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.23
Amendment to Shared Services Agreement, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.102 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.24
Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP – KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.25
Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO - KFDX). (Incorporated by reference to Exhibit 10.101 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

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

10.31
Letter received from Nexstar Broadcasting, Inc. notifying Mission of the election to extend Shared Service Agreement (KODE-KSNF).  (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.32
Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.33
Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.34
Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to  Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.35
Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.36
Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.37
Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.38
Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.39
Amendment to Shared Services Agreement, dated as of January 13, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WAWV-WTWO). (Incorporated by reference to Exhibit 10.98 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.40
Extension of the Shared Services Agreement, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.43
Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.46
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.49
Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.54	Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO)*
10.55
Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.56
Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.57
Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.58
Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.59
Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.60
Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.61
Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.62
Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.63
Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.64
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