Form 10-Q
period 2014-03-31
MISSION BROADCASTING INC
filed 2014-05-14
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

As of May 14, 2014, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$567	$3,716
Accounts receivable, net of allowance for doubtful accounts of $115 and $96, respectively	6,178	5,059
Due from Nexstar Broadcasting, Inc.	4,356	-
Deferred tax assets, net	8,160	8,160
Prepaid expenses and other current assets	1,253	1,621
Total current assets	20,514	18,556
Property and equipment, net	26,111	26,760
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	23,265	24,038
Deferred tax assets, net	23,764	25,727
Other noncurrent assets, net	4,973	5,616
Total assets	$172,679	$174,749
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,837	$2,334
Current portion of broadcast rights payable	1,134	1,454
Due to Nexstar Broadcasting, Inc.	-	3,847
Accounts payable	856	723
Accrued expenses	3,000	2,372
Other current liabilities	472	401
Total current liabilities	7,299	11,131
Debt	229,190	230,131
Other liabilities	7,479	8,080
Total liabilities	243,968	249,342
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2014 and December 31, 2013	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(71,289)	(74,593)
Total shareholders' deficit	(71,289)	(74,593)
Total liabilities and shareholders' deficit	$172,679	$174,749

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net broadcast revenue	$8,880	$7,095
Revenue from Nexstar Broadcasting, Inc.	9,648	9,262
Net revenue	18,528	16,357
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	4,366	3,348
Selling, general, and administrative expenses, excluding depreciation and amortization	823	797
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,405
Amortization of broadcast rights	1,490	1,599
Amortization of intangible assets	773	2,066
Depreciation	733	968
Total operating expenses	10,630	11,183
Income from operations	7,898	5,174
Interest expense, net	(2,493)	(4,477)
Income before income taxes	5,405	697
Income tax expense	(2,101)	(274)
Net income	$3,304	$423

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,304	$423
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	1,963	243
Provision for bad debts	19	11
Depreciation of property and equipment	733	968
Amortization of intangible assets	773	2,066
Amortization of debt financing costs	146	126
Amortization of broadcast rights, excluding barter	439	485
Payments for broadcast rights	(435)	(627)
Deferred gain recognition	(49)	(50)
Amortization of debt discount	17	128
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,138)	(1,336)
Prepaid expenses and other current assets	103	97
Other noncurrent assets	(15)	(42)
Taxes payable	141	27
Accounts payable and accrued expenses	694	921
Interest payable	(2)	2,825
Deferred revenue	(20)	(28)
Other noncurrent liabilities	(8)	(214)
Due to/due from Nexstar Broadcasting, Inc.	(8,203)	(8,464)
Net cash used in operating activities	(1,538)	(2,441)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(20)
Payments for acquisitions	-	(59,338)
Net cash used in investing activities	(84)	(59,358)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	65,000
Repayments of long-term debt	(1,455)	-
Payments for debt financing costs	(72)	(2,850)
Net cash (used in) provided by financing activities	(1,527)	62,150
Net (decrease) increase in cash and cash equivalents	(3,149)	351
Cash and cash equivalents at beginning of period	3,716	318
Cash and cash equivalents at end of period	$567	$669

Supplemental information:
Interest paid	$2,332	$1,397
Income taxes paid, net	$4	$5
Non-cash investing activities:
Accrued purchases of property and equipment	$-	$2

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of March 31, 2014, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 4 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated February 26, 2014, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2014, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2014, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Balance Sheet as of December 31, 2013 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

Signed Purchase Agreements

CCA/White Knight

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”), the owners of 19 television stations in 10 markets, for a total consideration of $270.0 million, subject to adjustments for working capital to be acquired. Pursuant to the stock purchase agreement, Mission agreed to purchase all the outstanding equity of White Knight and Nexstar has agreed to purchase all the outstanding equity of CCA. Mission will acquire 7 television stations and will enter into local service agreements with Nexstar. Nexstar will acquire 10 television stations and Rocky Creek Communications, Inc. (“Rocky Creek”), an independent third party, will acquire 2 television stations. These acquisitions will allow the Company entrance into three new markets. The Company and Nexstar expect to finance the purchase price through cash on hand, cash generated from operations prior to closing, borrowings under their existing credit facilities and future credit transactions. The acquisitions are subject to FCC approval, Department of Justice approval and other customary conditions and the Company, Nexstar and Rocky Creek project them to close in 2014.

Stainless

On September 13, 2013, the Company entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). This acquisition will allow the Company entrance into this market. Under the terms of the purchase agreement, the Company will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital to be acquired. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded through borrowings under the Company’s existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in 2014. No significant transaction costs were incurred in connection with this acquisition during the three months ended March 31, 2014.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”), the owner of 7 television stations in 4 markets. Simultaneous with this agreement, Nexstar entered into a purchase agreement with Mission pursuant to which Mission will acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar for $15.3 million in cash, subject to adjustments for working capital. Upon consummation of the acquisition, the Company will also enter into local service agreements with Nexstar. The purchase price is expected to be funded by Mission through cash generated from operations prior to closing. The acquisition is subject to FCC approval and other customary conditions and the Company is projecting it to close in 2014.

Excalibur

On December 18, 2013, the Company entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisition will allow the Company entrance into this market. The purchase price is expected to be funded through cash generated from operations prior to closing. The acquisition is subject to FCC approval and other customary conditions and the Company projects it to close in 2014.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2014:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/18 9/30/14	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/14	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/14 5/31/14	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(62,463)	$22,042	$84,505	$(61,716)	$22,789
Other definite-lived intangible assets	1-15	15,661	(14,438)	1,223	15,661	(14,412)	1,249
Other intangible assets		$100,166	$(76,901)	$23,265	$100,166	$(76,128)	$24,038

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2014 (in thousands):

Remainder of 2014	$2,095
2015	2,579
2016	2,579
2017	2,456
2018	2,164
2019	1,954
Thereafter	9,438
$23,265

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balance as of March 31, 2014	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2014, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Term loans, net of discount of $414 and $431, respectively	$231,027	$232,465
Less: current portion	(1,837)	(2,334)
	$229,190	$230,131

2014 Transactions

In March 2014, the Company repaid the contractual maturity under its senior secured credit facility of $0.5 million.

On March 10, 2014, pursuant to the mandatory prepayment provisions under the Company’s credit agreement, the Company prepaid $1.0 million of the outstanding principal balance under its Term Loan B-2. The mandatory prepayment was calculated per the credit agreement, based on the Company’s and Nexstar’s consolidated first lien net leverage ratio, as defined in Nexstar’s credit agreement.

Unused Commitments and Borrowing Availability

As of March 31, 2014, the Company had $30.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. In addition, the Company may receive reallocation from Nexstar’s unused revolving loan commitment of up to $75.0 million pursuant to the terms of the Company’s and Nexstar’s credit agreements. The Company also had $90.0 million of unused Term Loan A Facility commitment under its amended senior secured credit facility, all of which was available for borrowing as of March 31, 2014.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantees full payment of all obligations under the Mission senior secured credit facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $250.0 million 6.875% senior unsecured notes issued by Nexstar on November 9, 2012 and the additional $275.0 million 6.875% Notes issued by Nexstar on October 1, 2013 (the “6.875% Notes”). The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of March 31, 2014.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$231,027	$231,829	$232,465	$233,299

The fair value of the term loans is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

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

In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry, and in December 2011, the agency issued a notice of proposed rulemaking seeking comment on specific proposed changes to its ownership rules. The FCC, however, did not complete its 2010 review proceeding.  In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM).  The FNPRM incorporates the record of the 2010 quadrennial review proceeding and again solicits comment on proposed changes to the media ownership rules.  Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM are expected to be filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances.  Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule.  Parties to newly attributable JSAs that do not comply with the local television ownership rule will have two years from the effective date of the rule to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. If we are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSA agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions.  The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee.

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

Retransmission Consent

    On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (MVPDs) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute. In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  Concurrently with its adoption of this rule, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  The FCC’s prohibition on joint negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules are likely to affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on joint negotiations, on its business.

8.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of March 31, 2014, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020 and had a maximum commitment of $481.0 million under its senior secured credit facility, of which $262.5 million in Term Loan B-2 and $49.5 million in Term Loan A were outstanding. Effective April 30, 2014, Nexstar amended its credit agreement. The amendment, among other things, reduced Nexstar’s commitment under its Term Loan A Facility from $144.0 million to $112.2 million.

Nexstar’s Term Loan B-2 is payable in consecutive quarterly installments of 0.25% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on October 1, 2020. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 5.0% to 10.0% of the aggregate principal, adjusted for any prepayments, beginning December 31, 2014. The remainder of the principal is due at maturity on June 28, 2018.

Purchase Options Granted to Nexstar

    In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

    Effective April 30, 2014, Mission amended its credit agreement. The amendment reduced the Company’s commitment under its Term Loan A Facility to $60.0 million. Pursuant to the terms of the amended credit agreement, the Company may also reallocate its unused Term Loan A Facility to Nexstar. Additionally, the amended credit agreement increased the commitment fees on Mission’s unused Term Loan A Facility to 1.0%. As of this date, Mission had no borrowings under this facility.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Throughout this discussion, all references to “Mission”, “we”, “our”, “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2014, we owned and operated 20 television stations and 4 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2014 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO, WTVW and WVNY
______________________________
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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect advertising revenues in the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and advertising airs during the Olympic Games. As 2014 is an election year and an Olympic year, we expect an increase in advertising revenue to be reported in 2014 compared to 2013.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. On March 31, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests have two years from the effective date of the rules to amend or terminate those arrangements or to obtain waivers.  We will be required to amend or terminate our JSAs involving advertising sales in excess of 15 percent unless we are able to obtain a waiver of the rule. The Company expects to incur additional costs in complying with this new rule which is expected to be effective during the second quarter of 2014. We do not expect the new rules to impact our revenue from Nexstar in 2014; however, within the next two years our company may be negatively impacted by the new JSA attribution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Please refer to Item 1A Risk Factors section of this Quarterly Report on Form 10-Q for additional information.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four announced acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquires associated with each of the announced acquisitions and our intent is to close each of the transactions in 2014.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule effectively prohibits joint negotiation by two non-commonly owned stations ranked in the top four in viewership in a market to negotiate jointly with MVPDs. Historically, we have negotiated retransmission consent agreements jointly with Nexstar. Upon the effectiveness of this amendment, in most of our markets, we will effectively be required to separately negotiate our retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Retransmission compensation	$7,701	98.4	$5,843	97.7
Other	128	1.6	138	2.3
Net broadcast revenue before barter	7,829	100.0	5,981	100.0
Barter revenue	1,051		1,114
Revenue from Nexstar	9,648		9,262
Net revenue	$18,528		$16,357

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Net revenue	$18,528	100.0	$16,357	100.0
Operating expenses:
Corporate expenses	322	1.8	282	1.7
Station direct operating expenses, net of trade	4,366	23.6	3,348	20.5
Station selling, general and administrative expenses	501	2.8	515	3.1
Fees incurred pursuant to local service agreements with Nexstar	2,445	13.2	2,405	14.7
Barter expense	1,051	5.7	1,114	6.8
Depreciation	733	4.0	968	5.9
Amortization of intangible assets	773	4.2	2,066	12.5
Amortization of broadcast rights, excluding barter	439	2.4	485	3.0
Income from operations	$7,898		$5,174

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Net revenue for the three months ended March 31, 2014 increased by $2.2 million, or 13.3%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission and revenue from our newly acquired station, WVNY.

Revenue from Nexstar was $9.7 million for the three months ended March 31, 2014, compared to $9.3 million for the same period in 2013, an increase of $0.4 million, or 4.2%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased primarily as a result of JSA we entered with Nexstar on March 1, 2013 for our newly acquired station, WVNY, and as 2014 is a political and an Olympic year.

Compensation from retransmission consent and network affiliation agreements was $7.7 million for the three months ended March 31, 2014, compared to $5.9 million for the same period in 2013, an increase of $1.8 million, or 31.2%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter and incremental revenue from our newly acquired station, WVNY.

Operating Expenses

    Corporate expenses were consistent at $0.3 million for each of the three months ended March 31, 2014 and 2013. Corporate expense relates to costs associated with the centralized management of our stations.

    Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2014, compared to $3.9 million for the same period in 2013, an increase of $1.0 million, or 26.0%. The increase was primarily due to programming costs of our newly acquired station of $0.3 million and an increase in programming costs of our legacy stations of $0.7 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended March 31, 2014 and 2013.

Depreciation of property and equipment was $0.8 million for the three months ended March 31, 2014, compared to $1.0 million for the same period in 2013, a decrease of $0.2 million, or 24.3%. This was primarily attributable to decreases in depreciation of property and equipment from certain of our legacy stations that reached full depreciation during the three months ended March 31, 2014.

    Amortization of intangible assets was $0.8 million for the three months ended March 31, 2014, compared to $2.1 million for the same period in 2013, a decrease of $1.3 million, or 62.6%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense, net was $2.5 million for the three months ended March 31, 2014, compared to $4.5 million for the same period in 2013, a decrease of $2.0 million, or 44.3%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013. This decrease was partially offset by increased borrowings during 2013 to fund our acquisitions of television stations.

Income Taxes

    Income tax expense was $2.1 million for the three months ended March 31, 2014 and $0.3 million for the same period in 2013, or an increase of $1.8 million. The effective tax rate for the three months ended March 31, 2014 and 2013 were 38.9% and 39.4%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On February 26, 2014, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2014. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(1,538)	$(2,441)
Net cash used in investing activities	(84)	(59,358)
Net cash (used in) provided by financing activities	(1,527)	62,150
Net (decrease) increase in cash and cash equivalents	$(3,149)	$351
Cash paid for interest	$2,332	$1,397
Cash paid for taxes	$4	$5

	As of	As of
	March 31,	December 31,
	2014	2013
Cash and cash equivalents	$567	$3,716
Long-term debt including current portion	231,027	232,465
Unused incremental term loan commitment under senior secured credit facility	90,000	90,000
Unused revolving loan commitment under senior secured credit facility	30,000	30,000

Cash Flows – Operating Activities

Net cash flows used in operating activities decreased by $0.9 million during the three months ended March 31, 2014 compared to the same period in 2013. This was primarily due to an increase in net revenue of $2.2 million less an increase in corporate expenses, station direct operating expenses, selling, general and administrative expenses and fees incurred pursuant to local service agreements with Nexstar of $1.1 million, a $0.7 million net source of cash from the timing of payments of broadcast rights, accounts receivable, accounts payable, accrued expenses, other noncurrent liabilities and amounts due to Nexstar. These were partially offset by an increase in cash paid for interest of $0.9 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $59.3 million during the three months ended March 31, 2014, compared to the same period in 2013. In 2013, we made payments of $53.7 million to acquire the assets of KLRT and KASN from Newport Television, LLC and $5.6 million to acquire the assets of WVNY from Smith Media, LLC.

Cash Flows – Financing Activities

Net cash flows used in financing activities was $1.5 million during the three months ended March 31, 2014, compared to the net cash flows provided by financing activities of $62.2 for the same period in 2013. In 2014, we repaid a total of $1.5 million outstanding principal under our term loans. In 2013, we borrowed a total of $65.0 million in term loans and revolving loans under our senior secured credit facility to finance our acquisitions of KLRT, KASN and WVNY. This was partially offset by payment for debt financing costs of $2.9 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2014, we had a total debt of $231.0 million which represented 144.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2014, we have $30.0 million unused revolving loan commitment under our senior secured credit facility. In addition, we may receive reallocation from Nexstar’s unused revolving loan commitment of up to $75.0 million pursuant to the terms of our and Nexstar’s credit agreements.

Effective April 30, 2014, we amended our credit agreement. The amendment reduced the commitment under our Term Loan A Facility to $60.0 million and increased the commitment fees on unused Term Loan A Facility to 1.0%. Our unused Term Loan A Facility of $60.0 million is expected to be utilized to fund our acquisition of stations from Communications Corporation of America and White Knight Broadcasting, which we project to close in 2014.

We also have signed agreements to acquire two stations from Stainless Broadcasting, L.P. (“Stainless”), one station from Nexstar and one station from Excalibur Broadcasting, LLC (“Excalibur”). We will fund the remaining $15.1 million to Stainless, $15.3 million to Nexstar and $4.0 million to Excalibur, subject to adjustments for working capital, through cash generated from operations prior to closing and borrowings under our existing credit facility, which we project to occur in 2014.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2014 (in thousands):

	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Senior secured credit facility	$231,441	$1,378	$4,171	$4,670	$221,222

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Senior unsecured notes (the “6.875% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2014, Nexstar had a maximum commitment of $481.0 million under its senior secured credit facility, of which $312.0 million of debt was outstanding and had $525.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated February 26, 2014. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of March 31, 2014, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing the publicly-held notes. As of March 31, 2014, we were in compliance with all covenants related to the 8.875% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of March 31, 2014, there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings as of March 31, 2014 under our senior secured credit facility bear interest at a rate of 3.8%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.7% at March 31, 2014. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of March 31, 2014. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of March 31, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2014, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A.                       Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except the following risk factors are replaced in their entirety, due to recent changes in FCC rules:

The loss of or material reduction in retransmission consent revenues or further regulatory change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

The Company’s retransmission consent agreements with cable operators, DBS systems, and others (collectively “MVPDs”) permit these operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. Our retransmission consent agreements expire at various times with a large number of agreements set to expire during 2014. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The television networks have taken the position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive under the retransmission consent agreements and are including provisions for these payments to them in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include certain terms that may affect our ability to allow MVPDs to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source and could have an adverse effect on our business, financial condition, and results of operations.

In addition, MVPDs are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.

This new rule will be effective thirty (30) days after publication of the rule in the Federal Register.  Retransmission consent agreements jointly negotiated prior to the effective date will remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission agreements will be effectively voided upon effectiveness of the rule. Accordingly, upon the effectiveness of the new rule, in most markets, we will be effectively required to separately negotiate our retransmission consent agreements with MVPDs. We cannot predict what effect, if any, the requirement for separate negotiations by us and Nexstar will have on our revenues and expenses.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet without the consent of the broadcast station. In three cases, a federal district court issued a preliminary injunction enjoining an OTTD from streaming broadcast programming because the court concluded that the OTTD was unlikely to demonstrate that it was eligible for the statutory copyright license that provides MVPDs with the copyrights to retransmit broadcast programming. In another case, a preliminary injunction against another entity providing access to broadcast programming over the Internet was denied. There, the federal district court concluded that the OTTD was likely to prevail in demonstrating that its operations are not a copyright violation. The U.S. Supreme Court heard oral arguments with respect to the differing lower court interpretations in April 2014. A decision is expected in June 2014. In 2010, the FCC’s Media Bureau, in a program access proceeding, tentatively concluded that one OTTD had not shown that it was an MVPD for purposes of demonstrating eligibility for the program access rules, and in March 2012, the FCC, recognizing that the classification could also have implications under the retransmission consent requirements, issued a public notice seeking comment on, among other things, the proper interpretation of the term “MVPD” under FCC rules. We cannot predict the outcome of the pending litigation or of the FCC’s interpretive proceedings. However, if the courts determine that consent of the broadcast station or copyright owners is not required and/or if the FCC determines that an OTTD is not an MVPD, our business and results of operations could be materially and adversely affected.

FCC actions may restrict our ability to create duopolies under local service agreements, which would harm our existing operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. While these agreements take varying forms, a typical local service agreement is an agreement between two separately owned television stations serving the same market, whereby the owner of one station provides operational assistance to the other station, subject to ultimate editorial and other controls being exercised by the latter station’s owner. By operating or entering into local service agreements with more than one station in a market, we (and the other station) achieve significant operational efficiencies. We also broaden our audience reach and enhance our ability to capture more advertising spending in a given market.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM). The FNPRM solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as shared services agreements (“SSAs”) between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM are expected to be filed in 2014.

Concurrently with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule will have two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. This new rule will require us to amend or terminate any existing JSA involving the sale of advertising time in excess of 15 percent for another in-market station, including our present agreements with Nexstar to sell advertising inventory and provide other services for our stations, unless we are able to obtain a waiver from the FCC.

If we are required to terminate or modify our JSAs or other local services agreements, our business could be affected in the following ways: 1) Loss of revenues - we could lose some or all of the revenues generated from those arrangements due to the loss of audience reach to our advertisers and receipt of less revenues from them. 2) Increased costs – our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs. 3) Alternative arrangements – we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have four acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We intend to respond to regulatory inquiries associated with each of the announced acquisitions and to seek to bring our pending transactions into compliance with the new rule and processing guidelines to the extent feasible. Our intent is to close each of the transactions in 2014, although we cannot provide assurance that we will be able to do so.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to close upon currently pending acquisitions or consummate further acquisitions in the future.

The FCC could implement regulations or Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to examine shared services agreements and whether to make such agreements attributable interests under its ownership rules; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; and whether to modify its network non-duplication and syndicated exclusivity rules.

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

The FCC also may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. Congress also may act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

ITEM 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                       Defaults Upon Senior Securities

None.

ITEM 4.                      Mine Safety Disclosures

None.

ITEM 5.                       Other Information

None.

ITEM 6.                       Exhibits
Exhibit No.	Description
10.1
Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.2
Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.3
Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several Bank parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.4
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several Bank parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: May 14, 2014