Form 10-Q
period 2014-06-30
MISSION BROADCASTING INC
filed 2014-08-14
CIK 1142412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2014, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share information, unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,722	$3,716
Accounts receivable, net of allowance for doubtful accounts of $60 and $96, respectively	6,178	5,059
Due from Nexstar Broadcasting, Inc.	5,436	-
Deferred tax assets, net	8,160	8,160
Prepaid expenses and other current assets	1,214	1,621
Total current assets	23,710	18,556
Property and equipment, net	25,419	26,760
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	22,555	24,038
Deferred tax assets, net	21,691	25,727
Other noncurrent assets, net	7,824	5,616
Total assets	$175,251	$174,749
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,837	$2,334
Current portion of broadcast rights payable	888	1,454
Due to Nexstar Broadcasting, Inc.	-	3,847
Accounts payable	722	723
Accrued expenses	3,233	2,372
Other current liabilities	510	401
Total current liabilities	7,190	11,131
Debt	228,745	230,131
Other liabilities	7,127	8,080
Total liabilities	243,062	249,342
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2014 and December 31, 2013	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(67,811)	(74,593)
Total shareholders' deficit	(67,811)	(74,593)
Total liabilities and shareholders' deficit	$175,251	$174,749

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net broadcast revenue	$8,749	$7,209	$17,629	$14,304
Revenue from Nexstar Broadcasting, Inc.	9,808	10,042	19,456	19,304
Net revenue	18,557	17,251	37,085	33,608
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	4,256	3,657	8,622	7,005
Selling, general, and administrative expenses, excluding depreciation and amortization	783	764	1,606	1,561
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,445	4,890	4,850
Amortization of broadcast rights	1,401	1,493	2,891	3,092
Amortization of intangible assets	710	1,670	1,483	3,736
Depreciation	723	953	1,456	1,921
Total operating expenses	10,318	10,982	20,948	22,165
Income from operations	8,239	6,269	16,137	11,443
Interest expense, net	(2,523)	(4,506)	(5,016)	(8,983)
Loss on extinguishment of debt	(21)	-	(21)	-
Income before income taxes	5,695	1,763	11,100	2,460
Income tax expense	(2,217)	(686)	(4,318)	(960)
Net income	$3,478	$1,077	$6,782	$1,500

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,782	$1,500
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	4,036	912
Provision for bad debts	29	43
Depreciation of property and equipment	1,456	1,921
Amortization of intangible assets	1,483	3,736
Amortization of debt financing costs	282	255
Amortization of broadcast rights, excluding barter	835	950
Payments for broadcast rights	(846)	(1,235)
Deferred gain recognition	(123)	(99)
Amortization of debt discount	31	260
Loss on extinguishment of debt	21	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,148)	(2,426)
Prepaid expenses and other current assets	(56)	21
Other noncurrent assets	(23)	(53)
Accounts payable and accrued expenses	957	1,093
Interest payable	-	(219)
Other noncurrent liabilities	(69)	(216)
Due to/due from Nexstar Broadcasting, Inc.	(9,283)	(7,972)
Net cash provided by (used in) operating activities	4,364	(1,529)
Cash flows from investing activities:
Purchases of property and equipment	(115)	(48)
Deposits and payments for acquisitions	(3,200)	(59,338)
Net cash used in investing activities	(3,315)	(59,386)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	65,000
Repayments of long-term debt	(1,914)	(260)
Payments for debt financing costs	(129)	(2,850)
Net cash (used in) provided by financing activities	(2,043)	61,890
Net (decrease) increase in cash and cash equivalents	(994)	975
Cash and cash equivalents at beginning of period	3,716	318
Cash and cash equivalents at end of period	$2,722	$1,293

Supplemental information:
Interest paid	$4,703	$8,686
Income taxes paid, net of refunds	$425	$118
Non-cash financing activities:
Accrued debt financing costs	$-	$181

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Business Operations

As of June 30, 2014, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 4 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated February 26, 2014, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2014, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2014, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing the publicly-held notes.

2.	Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Balance Sheet as of December 31, 2013 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3.	Acquisitions

Signed Purchase Agreements

CCA/White Knight

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”). Due to certain subsequent changes in FCC rules and policies (see Note 7), the parties have agreed to restructure the transaction such that Mission will no longer participate in the acquisition. On June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall Broadcasting Group, Inc. (“Marshall”) pursuant to which Mission assigned its rights and obligations under purchase agreements with Nexstar to Marshall with respect to television stations KPEJ (FOX) serving the Odessa-Midland market and KMSS (FOX) serving the Shreveport market, which currently are owned by CCA, subject to FCC consent.

Stainless

On September 13, 2013, the Company entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). This acquisition will allow the Company entrance into this market. Under the terms of the purchase agreement, the Company will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital to be acquired. A deposit of $0.2 million was paid upon signing the agreement. The remaining purchase price is expected to be funded through borrowings under the Company’s existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission projects it to close in 2014. No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2014.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”). Simultaneous with this agreement, Nexstar entered into a purchase agreement with Mission pursuant to which Mission would acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar. Due to certain subsequent changes in FCC rules and policies (see Note 7), on June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall pursuant to which Mission assigned its rights and obligations under its purchase agreement with Nexstar to Marshall and Marshall will acquire KLJB subject to FCC consent. Accordingly, Mission will no longer be acquiring KLJB.

Parker

On December 18, 2013, the Company entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisition will allow the Company entrance into this market. Because of the new processing policies adopted by the FCC with respect to certain proposed television station transactions, the FCC has not granted consent to the Company’s acquisition of KFQX from Excalibur. On May 27, 2014, the Company and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker Broadcasting, Inc. (“Parker”) to acquire KFQX for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is projecting it to close in 2014. The Company expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the three and six months ended June 30, 2014.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2014:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar

KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar

KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/18 9/30/14	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/14	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WTVO	Rockford, IL	SSA JSA	10/31/14 10/31/14	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5.	Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(63,174)	$21,331	$84,505	$(61,716)	$22,789
Other definite-lived intangible assets	1-15	15,661	(14,437)	1,224	15,661	(14,412)	1,249
Other intangible assets		$100,166	$(77,611)	$22,555	$100,166	$(76,128)	$24,038

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2014 (in thousands):

Remainder of 2014	$1,385
2015	2,579
2016	2,579
2017	2,456
2018	2,164
2019	1,954
Thereafter	9,438
$22,555

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balance as of December 31, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balance as of June 30, 2014	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2014, the Company did not identify any events that would trigger an impairment assessment.

6.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Term loans, net of discount of $400 and $431, respectively	$230,582	$232,465
Less: current portion	(1,837)	(2,334)
	$228,745	$230,131

2014 Transactions

Through June 2014, the Company repaid the contractual maturities under its senior secured credit facility of $0.9 million.

On March 10, 2014, pursuant to the mandatory prepayment provisions under the Company’s credit agreement, the Company prepaid $1.0 million of the outstanding principal balance under its Term Loan B-2. The mandatory prepayment was calculated per the credit agreement, based on the Company’s and Nexstar’s consolidated first lien net leverage ratio, as defined in Nexstar’s credit agreement.

Effective April 30, 2014, the Company and Nexstar amended each of their credit agreements. The amendments reduced the Company’s total commitments under its Term Loan A Facility from $90.0 million to $60.0 million and increased Nexstar’s total commitments under its Term Loan A Facility from $144.0 million to $159.0 million. Pursuant to the terms of the amended credit agreements, the Company may also reallocate its unused Term Loan A Facility to Nexstar and Nexstar may reallocate its unused Term Loan A Facility to the Company. Additionally, the amendments increased the commitment fees on unused Term Loan A Facilities from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014.

Unused Commitments and Borrowing Availability

As of June 30, 2014, the Company had $30.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. The Company also had $60.0 million of unused Term Loan A Facility commitment under its amended senior secured credit facility, all of which was available for borrowing as of June 30, 2014. Pursuant to the terms the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitments and unused Term Loan A Facility to Nexstar and Nexstar may also reallocate any of its unused revolving loan commitments of up to $75.0 million and Term Loan A Facility of up to $87.2 million to the Company.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility and the $525.0 million 6.875% senior unsecured notes issued by Nexstar (the “6.875% Notes”). The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of June 30, 2014.

Fair Value of Debt

The aggregate carrying amounts and estimated fair value of Mission’s debt were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$230,582	$230,982	$232,465	$233,299

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

In 2006, the FCC initiated a rulemaking proceeding to review all of its media ownership rules, as required by the Communications Act. The FCC considered rules relating to ownership of two or more TV stations in a market, ownership of local TV and radio stations by daily newspapers in the same market, cross-ownership of local TV and radio stations, and changes to how the national TV ownership limits are calculated. In February 2008, the FCC adopted modest changes to its newspaper/broadcast cross-ownership rule while retaining the rest of its ownership rules then currently in effect. On July 7, 2011, the U.S. Court of Appeals for the Third Circuit vacated the FCC’s changes to its newspaper/broadcast cross-ownership rule while upholding the FCC’s retention of its other media ownership rules. In June 2012, the Supreme Court denied various petitions for review of the Third Circuit’s decision.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances.  Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule.  Parties to newly attributable JSAs that do not comply with the local television ownership rule have until June 19, 2016 to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. The Company anticipates requesting a waiver of this new rule before the compliance deadline. In addition, various parties, including Nexstar, have filed for review of this new rule with the U.S. Court of Appeals for the D.C. Circuit. Mission filed a motion to intervene in this proceeding. If the Company is required to amend or terminate our existing JSAs with Nexstar, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSA agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions.  The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The FCC’s processing guidelines have been appealed. These new processing guidelines may affect the Company’s acquisition of additional stations in the future.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order adopting rules to implement the broadcast television spectrum incentive auction, including rules addressing the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use.  The FCC will decide additional issues related to the incentive auction, including final auction procedures and still-outstanding technical issues, in separate proceedings over the next several months.  The FCC has stated its intention to conduct the incentive auction in 2015. A reallocation of television spectrum for wireless broadband use will involve a “repacking” of the television broadcast band, which would require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

    In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule requires the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. This new rule is now effective and is the subject of a pending court appeal.

8.	Commitments and Contingencies

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of June 30, 2014, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020 and had a maximum commitment of $495.5 million under its senior secured credit facility, of which $262.0 million in Term Loan B-2 and $71.3 million in Term Loan A were outstanding.

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

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2014 and 2023) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Overview of Operations

As of June 30, 2014, we owned and operated 20 television stations and 4 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

Our previously disclosed pending acquisitions of 7 television stations from White Knight and Nexstar in the Shreveport, Louisiana, Baton Rouge, Louisiana, Tyler-Longview, Texas, Odessa-Midland, Texas markets and our previously disclosed acquisition of one television station from Nexstar in the Quad Cities, Iowa market have been terminated due to changes in the FCC rules and policies and we no longer are under agreement to purchase these stations.

In December 2013, we entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisition will allow us entrance into this market.  The FCC has not granted the consent to our acquisition of KFQX from Excalibur. On May 27, 2014, we and Excalibur terminated our purchase agreement and we assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker to acquire KFQX for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, we paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and we are projecting it to close in 2014. We expect to fund the remaining purchase price of $0.8 million through cash generated from operations prior to closing.

Effective April 30, 2014, we and Nexstar amended each of our credit agreements. The amendments reduced our total commitments under our Term Loan A Facility from $90.0 million to $60.0 million and increased Nexstar’s total commitments under its Term Loan A Facility from $144.0 million to $159.0 million. Pursuant to the terms of the amended credit agreements, we may also reallocate any unused Term Loan A Facility to Nexstar and Nexstar may reallocate its unused Term Loan A Facility to us.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2014 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP and KHMT
SSA & JSA(2)	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, KTVE, WTVO, WTVW and WVNY
_____________________________________
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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. On March 31, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests have until June 19, 2016 to amend or terminate those arrangements or to obtain waivers. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. We will be required to amend or terminate our JSAs involving advertising sales in excess of 15 percent unless we are able to obtain a waiver of the rule. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our revenue from Nexstar in 2014; however, within the next two years our company may be negatively impacted by the new JSA attibution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have two announced acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquires associated with each of the announced acquisitions and our intent is to close those transactions in 2014.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule effectively prohibits two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. Historically, we have negotiated retransmission consent agreements jointly with Nexstar. In most of our markets, we are now required to separately negotiate our retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$7,612	98.3	$6,041	97.7	$15,313	98.3	$11,884	97.7
Other	132	1.7	140	2.3	260	1.7	278	2.3
Net broadcast revenue before barter	7,744	100.0	6,181	100.0	15,573	100.0	12,162	100.0
Barter revenue	1,005		1,028		2,056		2,142
Revenue from Nexstar	9,808		10,042		19,456		19,304
Net revenue	$18,557		$17,251		$37,085		$33,608

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$18,557	100.0	$17,251	100.0	$37,085	100.0	$33,608	100.0
Operating expenses:
Corporate expenses	253	1.4	255	1.5	575	1.6	537	1.7
Station direct operating expenses, net of trade	4,256	22.9	3,657	21.2	8,622	23.2	7,005	20.8
Station selling, general and administrative expenses	530	2.9	509	2.9	1,031	2.8	1,024	3.1
Fees incurred pursuant to local service agreements with Nexstar	2,445	13.2	2,445	14.2	4,890	13.2	4,850	14.4
Barter expense	1,005	5.4	1,028	6.0	2,056	5.5	2,142	6.4
Depreciation	723	3.9	953	5.5	1,456	3.9	1,921	5.7
Amortization of intangible assets	710	3.8	1,670	9.7	1,483	4.0	3,736	11.1
Amortization of broadcast rights, excluding barter	396	2.1	465	2.7	835	2.3	950	2.8
Income from operations	$8,239		$6,269		$16,137		$11,443

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Net revenue for the three months ended June 30, 2014 increased by $1.3 million, or 7.6%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $9.8 million for the three months ended June 30, 2014, compared to $10.0 million for the same period in 2013, a decrease of $0.2 million, or 2.3%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $7.6 million for the three months ended June 30, 2014, compared to $6.1 million for the same period in 2013, an increase of $1.6 million, or 26.0%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for each of the three months ended June 30, 2014 and 2013. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $4.8 million for the three months ended June 30, 2014, compared to $4.2 million for the same period in 2013, an increase of $0.6 million, or 14.9%. The increase was primarily due to an increase in programming costs of our legacy stations of $0.6 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended June 30, 2014 and 2013.

Amortization of intangible assets was $0.7 million for the three months ended June 30, 2014, compared to $1.7 million for the same period in 2013, a decrease of $1.0 million, or 57.5%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Depreciation of property and equipment was $0.7 million for the three months ended June 30, 2014, compared to $1.0 million for the same period in 2013, a decrease of $0.2 million, or 24.1%. This was primarily attributable to decreases in depreciation of property and equipment from certain of our legacy stations that reached full depreciation during the three months ended June 30, 2014.

Interest Expense

Interest expense, net was $2.5 million for the three months ended June 30, 2014, compared to $4.5 million for the same period in 2013, a decrease of $2.0 million, or 44.0%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013. This decrease was partially offset by increased borrowings during 2013 to fund our acquisitions of television stations.

Income Taxes

Income tax expense was $2.2 million for the three months ended June 30, 2014 and $0.7 million for the same period in 2013, or an increase of $1.5 million. The effective tax rate for each of the three months ended June 30, 2014 and 2013 was 38.9%.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Net revenue for the six months ended June 30, 2014 increased by $3.5 million, or 10.3%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission consent, revenue from our newly acquired station, WVNY, and as 2014 is an Olympic year.

Revenue from Nexstar was $19.5 million for the six months ended June 30, 2014, compared to $19.3 million for the same period in 2013, an increase of $0.2 million, or 0.8%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased primarily as a result of a JSA we entered into with Nexstar for our newly acquired station, WVNY, on March 1, 2013.

Compensation from retransmission consent was $15.3 million for the six months ended June 30, 2014, compared to $12.0 million for the same period in 2013, an increase of $3.4 million, or 28.9%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period and incremental revenue from our newly acquired station, WVNY.

Operating Expenses

Corporate expenses were consistent at $0.6 million for the six months ended June 30, 2014, compared to $0.5 million for the same period in 2013. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $9.7 million for the six months ended June 30, 2014, compared to $8.0 million for the same period in 2013, an increase of $1.6 million, or 20.2%. The increase was primarily due to programming costs of our newly acquired station, WVNY, during the six months ended June 30, 2014 of $0.4 million and an increase in programming costs of our legacy stations of $1.2 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have recently increased industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $4.9 million for each of the six months ended June 30, 2014 and 2013.

Amortization of intangible assets was $1.5 million for the six months ended June 30, 2014, compared to $3.7 million for the same period in 2013, a decrease of $2.3 million, or 60.3%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Depreciation of property and equipment was $1.5 million for the six months ended June 30, 2014, compared to $1.9 million for the same period in 2013, a decrease of $0.5 million, or 24.2%. This was primarily attributable to decreases in depreciation of property and equipment from certain of our legacy stations that reached full depreciation during the year.

Interest Expense

Interest expense, net was $5.0 million for the six months ended June 30, 2014, compared to $9.0 million for the same period in 2013, a decrease of $4.0 million, or 44.2%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013. This decrease was partially offset by increased borrowings during 2013 to fund our acquisitions of television stations.

Income Taxes

Income tax expense was $4.3 million for the six months ended June 30, 2014 and $1.0 million for the same period in 2013, an increase of $3.4 million. The effective tax rates for the six months ended June 30, 2014 and 2013 were 38.9% and 39.0%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On February 26, 2014, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2014. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by (used in) operating activities	$4,364	$(1,529)
Net cash used in investing activities	(3,315)	(59,386)
Net cash (used in) provided by financing activities	(2,043)	61,890
Net (decrease) increase in cash and cash equivalents	$(994)	$975
Cash paid for interest	$4,703	$8,686
Cash paid for taxes	425	118

	As of	As of
	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$2,722	$3,716
Long-term debt including current portion	230,582	232,465
Unused incremental term loan commitment under senior secured credit facility	60,000	90,000
Unused revolving loan commitment under senior secured credit facility	30,000	30,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $5.9 million during the six months ended June 30, 2014 compared to the same period in 2013. This was primarily due to an increase in net revenue of $3.5 million less an increase in operating expenses (excluding depreciation, amortization of intangible assets and amortization of broadcast rights) of $1.7 million, and a source of cash from decrease in cash paid for interest of $4.0 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $56.1 million during the six months ended June 30, 2014, compared to the same period in 2013. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate, in the Grand Junction, Colorado market. In 2013, we made payments of $53.7 million to acquire the assets of KLRT and KASN from Newport Television, LLC and $5.6 million to acquire the assets of WVNY from Smith Media, LLC.

Cash Flows – Financing Activities

Net cash flows used in financing activities was $2.0 million during the six months ended June 30, 2014, compared to the net cash flows provided by financing activities of $61.9 million for the same period in 2013. In 2014, we repaid a total of $1.9 million outstanding principal under our term loans. In 2013, we borrowed a total of $65.0 million in term loans and revolving loans under our senior secured credit facility to finance our acquisitions of KLRT, KASN and WVNY. This was partially offset by payment for debt financing costs of $2.9 million and payments of contractual maturities under our term loans of $0.3 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2014, we had a total debt of $230.6 million which represented 141.7% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2014, we have $30.0 million unused revolving loan commitment under our senior secured credit facility. Effective April 30, 2014, we entered into an amendment to our credit agreement. The amendment reduced our total commitments under our Term Loan A Facility from $90.0 million to $60.0 million, all of which were unused as of June 30, 2014. Additionally, the amendment increased the commitment fees on our unused Term Loan A Facility from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014.

Pursuant to the terms of our and Nexstar amended credit agreements, we may reallocate any of our unused revolving loan commitments and unused Term Loan A Facility to Nexstar and Nexstar may also reallocate any of its unused revolving loan commitments of up to $75.0 million and Term Loan A Facility of up to $87.2 million to us.

The unused commitments under our senior secured credit facilities are expected to be partially utilized to fund the remaining purchase price to acquire two stations from Stainless for $15.1 million and one station from Parker for $0.8 million, subject to adjustments for working capital, which we project to close in 2014.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2014 (in thousands):

	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Senior secured credit facility	$230,982	$919	$4,171	$4,670	$221,222

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Senior unsecured notes (the “6.875% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2014, Nexstar had a maximum commitment of $495.5 million under its senior secured credit facility, of which $333.3 million of debt was outstanding and had $525.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated February 26, 2014. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of June 30, 2014, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing the publicly-held notes.

No Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of June 30, 2014, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of June 30, 2014, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.7% at June 30, 2014. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of June 30, 2014. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of June 30, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2014, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except those reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.                       Exhibits

Exhibit No.	Description
10.1	Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN)*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101
The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 13, 2014