Form 10-Q
period 2014-09-30
MISSION BROADCASTING INC
filed 2014-11-12
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0388022
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30400 Detroit Road, Suite 304, Westlake, Ohio	44145
(Address of Principal Executive Offices)	(Zip Code)

(440) 526-2227

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 10, 2014, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,872	$3,716
Accounts receivable, net of allowance for doubtful accounts of $75 and $96, respectively	6,200	5,059
Due from Nexstar Broadcasting, Inc.	10,981	-
Deferred tax assets, net	8,160	8,160
Prepaid expenses and other current assets	1,814	1,621
Total current assets	31,027	18,556
Property and equipment, net	24,824	26,760
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	21,920	24,038
Deferred tax assets, net	19,449	25,727
Other noncurrent assets, net	9,547	5,616
Total assets	$180,819	$174,749
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,837	$2,334
Current portion of broadcast rights payable	1,387	1,454
Due to Nexstar Broadcasting, Inc.	-	3,847
Accounts payable	847	723
Accrued expenses	3,198	2,372
Other current liabilities	443	401
Total current liabilities	7,712	11,131
Debt	228,301	230,131
Other liabilities	8,923	8,080
Total liabilities	244,936	249,342
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of September 30, 2014 and December 31, 2013	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(64,117)	(74,593)
Total shareholders' deficit	(64,117)	(74,593)
Total liabilities and shareholders' deficit	$180,819	$174,749

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net broadcast revenue	$9,069	$7,578	$26,698	$21,882
Revenue from Nexstar Broadcasting, Inc.	10,105	9,581	29,561	28,885
Net revenue	19,174	17,159	56,259	50,767
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	4,636	3,751	13,258	10,756
Selling, general, and administrative expenses, excluding depreciation and amortization	711	705	2,317	2,266
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,445	7,335	7,295
Amortization of broadcast rights	1,461	1,729	4,352	4,821
Amortization of intangible assets	635	1,750	2,118	5,486
Depreciation	661	850	2,117	2,771
Total operating expenses	10,549	11,230	31,497	33,395
Income from operations	8,625	5,929	24,762	17,372
Interest expense, net	(2,560)	(4,453)	(7,576)	(13,436)
Loss on extinguishment of debt	-	-	(21)	-
Income before income taxes	6,065	1,476	17,165	3,936
Income tax expense	(2,371)	(752)	(6,689)	(1,712)
Net income	$3,694	$724	$10,476	$2,224

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,476	$2,224
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	6,278	1,647
Provision for bad debts	45	12
Depreciation of property and equipment	2,117	2,771
Amortization of intangible assets	2,118	5,486
Amortization of debt financing costs	422	384
Amortization of broadcast rights, excluding barter	1,287	1,360
Payments for broadcast rights	(1,265)	(1,799)
Loss on asset disposal	-	58
Deferred gain recognition	(149)	(149)
Amortization of debt discount	46	394
Loss on extinguishment of debt	21	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,186)	(2,657)
Prepaid expenses and other current assets	(226)	(118)
Other noncurrent assets	(17)	(66)
Accounts payable and accrued expenses	995	900
Interest payable	-	2,756
Other noncurrent liabilities	(95)	(225)
Due to/due from Nexstar Broadcasting, Inc.	(14,828)	(13,721)
Net cash provided by (used in) operating activities	6,039	(743)
Cash flows from investing activities:
Purchases of property and equipment	(181)	(81)
Deposits and payments for acquisitions	(3,200)	(59,509)
Proceeds from disposal of property and equipment	-	2,917
Net cash used in investing activities	(3,381)	(56,673)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	65,000
Repayments of long-term debt	(2,373)	(5,520)
Payments for debt financing costs	(129)	(340)
Net cash (used in) provided by financing activities	(2,502)	59,140
Net increase in cash and cash equivalents	156	1,724
Cash and cash equivalents at beginning of period	3,716	318
Cash and cash equivalents at end of period	$3,872	$2,042

Supplemental information:
Interest paid	$7,108	$9,901
Income taxes paid, net of refunds	$589	$118
Non-cash financing activities:
Accrued debt financing costs	$-	$23

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of September 30, 2014, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 2 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated February 26, 2014, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2014, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2014, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The balance sheet as of December 31, 2013 been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 places responsibility on management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern. The standard is intended to reduce diversity in the timing and content of footnote disclosures and require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this accounting standard update are effective for interim and annual periods ending after December 15, 2016. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

3.  Acquisitions

Pending Acquisitions

CCA/White Knight

On April 24, 2013, the Company and Nexstar entered into a stock purchase agreement to acquire the stock of privately-held Communications Corporation of America (“CCA”) and White Knight Broadcasting (“White Knight”). Due to certain subsequent changes in FCC rules and policies (see Note 7), the parties have agreed to restructure the transaction such that Mission will no longer participate in the acquisition. On June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall Broadcasting Group, Inc. (“Marshall”) pursuant to which Mission assigned its rights and obligations under purchase agreements with Nexstar to Marshall with respect to television stations KPEJ (FOX affiliate) serving the Odessa-Midland market and KMSS (FOX affiliate) serving the Shreveport market, which currently are owned by CCA.

Stainless

On September 13, 2013, the Company entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”). This acquisition will allow the Company entrance into this market. Under the terms of the purchase agreement, the Company will acquire the assets of WICZ and WBPN-LP for $15.3 million in cash, subject to adjustments for working capital. A deposit of $0.2 million was paid in September 2013 upon signing the agreement. The remaining purchase price is expected to be funded through borrowings under the Company’s existing credit facility and cash on hand. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to close in the first quarter of 2015. No significant transaction costs were incurred in connection with this acquisition during the three and nine months ended September 30, 2014.

Grant

On November 6, 2013, Nexstar entered into a stock purchase agreement to acquire the outstanding equity of privately-held Grant Company, Inc. (“Grant”). Simultaneous with this agreement, Nexstar entered into a purchase agreement with Mission pursuant to which Mission would acquire one of Grant’s stations, KLJB, the FOX affiliate, in the Quad Cities, Iowa market, from Nexstar. Due to certain subsequent changes in FCC rules and policies (see Note 7), on June 4, 2014, Mission entered into an assignment and assumption agreement with Marshall pursuant to which Mission assigned its rights and obligations under its purchase agreement with Nexstar to Marshall and Marshall will acquire KLJB. Accordingly, Mission will no longer be acquiring KLJB.

Parker

On December 18, 2013, the Company entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, from Excalibur Broadcasting, LLC (“Excalibur”). The acquisition will allow the Company entrance into this market. Because of the new processing policies adopted by the FCC with respect to certain proposed television station transactions, the FCC has not granted consent to the Company’s acquisition of KFQX from Excalibur. On May 27, 2014, the Company and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker Broadcasting, Inc. (“Parker”) to acquire KFQX for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close in the first quarter of 2015. The Company expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the three and nine months ended September 30, 2014.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2014:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2014			December 31, 2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(63,809)	$20,696	$84,505	$(61,716)	$22,789
Other definite-lived intangible assets	1-15	15,661	(14,437)	1,224	15,661	(14,412)	1,249
Other intangible assets		$100,166	$(78,246)	$21,920	$100,166	$(76,128)	$24,038

The following table presents the Company’s estimate of amortization expense for the remainder of 2014, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2014 (in thousands):

Remainder of 2014	$744
2015	2,561
2016	2,561
2017	2,437
2018	2,145
2019	1,936
Thereafter	9,536
$21,920

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2013	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of September 30, 2014	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2014, the Company did not identify any events that would trigger an impairment assessment.

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Term loans, net of discount of $385 and $431, respectively	$230,138	$232,465
Less: current portion	(1,837)	(2,334)
	$228,301	$230,131

2014 Transactions

Through September 2014, the Company repaid the contractual maturities under its senior secured credit facility of $1.3 million.

On March 10, 2014, pursuant to the mandatory prepayment provisions under the Company’s credit agreement, the Company prepaid $1.0 million of the outstanding principal balance under its Term Loan B-2. The mandatory prepayment was calculated per the credit agreement, based on the Company’s and Nexstar’s consolidated first lien indebtedness ratio, as defined in Nexstar’s credit agreement.

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

On October 31, 2014, the Company re-allocated all of its unused Term Loan A Facility to Nexstar and Nexstar borrowed all of the unused commitments under the Company’s and Nexstar’s Term Loan A Facilities. See Note 9 for additional information.

Unused Commitments and Borrowing Availability

As of September 30, 2014, the Company had $30.0 million unused revolving loan commitment and $60.0 million unused Term Loan A Facility under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitments and unused Term Loan A Facility to Nexstar and Nexstar may also reallocate any of its unused revolving loan commitments of up to $75.0 million and Term Loan A Facility of up to $87.2 million to the Company. On October 31, 2014, the Company re-allocated all of its unused Term Loan A Facility to Nexstar and Nexstar borrowed all of the unused commitments under the Company’s and Nexstar’s Term Loan A Facilities. See Note 9 for additional information.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed the Company that it was in compliance with its debt covenants as of September 30, 2014

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$230,138	$225,654	$232,465	$233,299

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC initially established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but in October 2014, the FCC suspended that deadline pending final FCC action in a recently initiated rulemaking proceeding.

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

In May 2010, the FCC formally initiated its 2010 review of its media ownership rules with the issuance of a notice of inquiry, and in December 2011, the agency issued a notice of proposed rulemaking seeking comment on specific proposed changes to its ownership rules. The FCC, however, did not complete its 2010 review proceeding.  In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (FNPRM).  The FNPRM incorporates the record of the 2010 quadrennial review proceeding and again solicits comment on proposed changes to the media ownership rules.  Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances.  Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule.  Parties to newly attributable JSAs that do not comply with the local television ownership rule have until June 19, 2016 to modify or terminate their JSAs to come into compliance. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. The Company anticipates requesting a waiver of this new rule before the compliance deadline. In addition, various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. Mission filed a motion to intervene in this proceeding. If the Company is required to amend or terminate its existing JSAs with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions.  The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted the Company’s pending acquisitions and may affect the Company’s acquisition of additional stations in the future.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order adopting rules to implement the broadcast television spectrum incentive auction, including rules addressing the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. Various parties have filed petitions for reconsideration and court appeals of the Report and Order. The FCC has decided and will decide additional issues related to the incentive auction, including final auction procedures and still-outstanding technical issues, in separate proceedings. The FCC has stated its intention to conduct the incentive auction in early 2016. A reallocation of television spectrum for wireless broadband use will involve a “repacking” of the television broadcast band, which will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

8.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of September 30, 2014, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020 and had a maximum commitment of $494.9 million under its senior secured credit facility, of which $261.4 million in Term Loan B-2 and $71.3 million in Term Loan A were outstanding.

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

9.   Subsequent Events

On October 31, 2014, the Company re-allocated its unused Term Loan A Facility of $60.0 million to Nexstar. Concurrently, Nexstar borrowed $147.2 million under the Term Loan A Facilities, including the amounts re-allocated by Mission. As of this date, there were no unused commitments under the Company’s and Nexstar’s Term Loan A Facilities.

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

Overview of Operations

As of September 30, 2014, we owned and operated 20 television stations and 2 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

Our previously disclosed pending acquisitions of 7 television stations from White Knight and Nexstar in the Shreveport, Louisiana, Baton Rouge, Louisiana, Tyler-Longview, Texas, and Odessa-Midland, Texas markets and our previously disclosed acquisition of one television station from Nexstar in the Quad Cities, Iowa market have been terminated due to changes in FCC rules and policies and we are no longer under agreement to purchase these stations.

In December 2013, we entered into a definitive agreement to acquire the outstanding equity of KFQX, the FOX affiliate, in the Grand Junction, Colorado market, from Excalibur. The acquisition will allow us entrance into this market.  The FCC has not granted its consent to our acquisition of KFQX from Excalibur. On May 27, 2014, we and Excalibur terminated our purchase agreement and we assumed Excalibur’s rights, title and interest in an existing purchase agreement with Parker to acquire KFQX for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, we paid Parker a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and we are expecting it to close during the first quarter of 2015. We expect to fund the remaining purchase price of $0.8 million through cash generated from operations prior to closing.

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

On October 31, 2014, we re-allocated our unused Term Loan A Facility of $60.0 million to Nexstar. Concurrently, Nexstar borrowed $147.2 million under the Term Loan A Facilities, including the amounts we re-allocated. As of this date, there were no unused commitments under our and Nexstar’s Term Loan A Facilities.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2014 with Nexstar:

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. On March 31, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area will be deemed to have an attributable ownership interest in that station. Stations with existing JSAs that will be deemed attributable interests and do not comply with the FCC’s local television ownership rule have until June 19, 2016 to amend or terminate those arrangements or to obtain waivers. Although the FCC will consider waivers of the new JSA attribution rule, the FCC thus far has provided little guidance on what factors must be present for a waiver to be granted. We will be required to amend or terminate our JSAs involving advertising sales in excess of 15 percent unless we are able to obtain a waiver of the rule. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our revenue from Nexstar in 2014; however, within the next two years our company may begin to be negatively impacted by the new JSA attribution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. We have two announced acquisitions that are pending FCC approval that include “guideline” agreements. As a result of the recently adopted JSA rule and the processing guidelines, the timing of ultimate approval for these transactions may be delayed in part because the new rule and guidelines may require amendments or waivers in order to obtain FCC approval. We plan to respond to regulatory inquiries associated with each of the announced acquisitions and our intent is to close those transactions in the first quarter of 2015.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Retransmission compensation	$7,924	98.3	$6,128	97.9	$23,237	98.3	$18,012	97.8
Other	136	1.7	131	2.1	396	1.7	409	2.2
Net broadcast revenue before barter	8,060	100.0	6,259	100.0	23,633	100.0	18,421	100.0
Barter revenue	1,009		1,319		3,065		3,461
Revenue from Nexstar	10,105		9,581		29,561		28,885
Net revenue	$19,174		$17,159		$56,259		$50,767

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$19,174	100.0	$17,159	100.0	$56,259	100.0	$50,767	100.0
Operating expenses:
Corporate expenses	246	1.3	204	1.2	821	1.5	741	1.5
Station direct operating expenses	4,636	24.2	3,751	21.9	13,258	23.6	10,756	21.2
Station selling, general and administrative expenses	465	2.4	501	2.8	1,496	2.7	1,525	3.0
Fees incurred pursuant to local service agreements with Nexstar	2,445	12.8	2,445	14.2	7,335	13.0	7,295	14.4
Barter expense	1,009	5.3	1,319	7.7	3,065	5.4	3,461	6.8
Depreciation	661	3.4	850	5.0	2,117	3.8	2,771	5.5
Amortization of intangible assets	635	3.3	1,750	10.2	2,118	3.8	5,486	10.8
Amortization of broadcast rights, excluding barter	452	2.3	410	2.4	1,287	2.2	1,360	2.6
Income from operations	$8,625		$5,929		$24,762		$17,372

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Net revenue for the three months ended September 30, 2014 increased by $2.0 million, or 11.7%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $10.1 million for the three months ended September 30, 2014, compared to $9.6 million for the same period in 2013, an increase of $0.5 million, or 5.5%, primarily due to 2014 being an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $7.9 million for the three months ended September 30, 2014, compared to $6.1 million for the same period in 2013, an increase of $1.8 million, or 29.3%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.2 million for each of the three months ended September 30, 2014 and 2013. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2014, compared to $4.3 million for the same period in 2013, an increase of $0.8 million, or 20.0%. The increase was primarily due to an increase in programming costs of $1.1 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended September 30, 2014 and 2013.

Depreciation of property and equipment was $0.7 million for the three months ended September 30, 2014, compared to $0.9 million for the same period in 2013, a decrease of $0.2 million, or 22.2%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $0.6 million for the three months ended September 30, 2014, compared to $1.8 million for the same period in 2013, a decrease of $1.1 million, or 63.7%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense, net was $2.6 million for the three months ended September 30, 2014, compared to $4.5 million for the same period in 2013, a decrease of $1.9 million, or 42.5%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013. This decrease was partially offset by increased borrowings during 2013 to fund our acquisitions of television stations.

Income Taxes

Income tax expense was $2.4 million for the three months ended September 30, 2014 and $0.8 million for the same period in 2013, or an increase of $1.6 million. The effective tax rates for the three months ended September 30, 2014 and 2013 were 39.1% and 50.9%, respectively. The effective tax rate variance primarily relates to adjustments for 2012 tax return filings completed during 2013 and an overall reduction in the effective state tax rate from 2013 to 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Net revenue for the nine months ended September 30, 2014 increased by $5.5 million, or 10.8%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission consent, revenue from our newly acquired station, WVNY, and as 2014 is an election year and an Olympic year.

Revenue from Nexstar was $29.6 million for the nine months ended September 30, 2014, compared to $28.9 million for the same period in 2013, an increase of $0.7 million, or 2.3%. The increase was primarily due to 2014 being an election year and also due to incremental revenue from our newly acquired station, WVNY. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $23.2 million for the nine months ended September 30, 2014, compared to $18.0 million for the same period in 2013, an increase of $5.2 million, or 29.0%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period and incremental revenue from our newly acquired station, WVNY.

Operating Expenses

Corporate expenses were consistent at $0.8 million for the nine months ended September 30, 2014, compared to $0.7 million for the same period in 2013. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $14.8 million for the nine months ended September 30, 2014, compared to $12.3 million for the same period in 2013, an increase of $2.5 million, or 20.1%. The increase was primarily due to an increase in programming costs related to recently enacted network agreements and programming costs of our newly acquired station, WVNY, of $2.8 million. Networks now require additional compensation from broadcasters for the use of network programming. Network program fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $7.3 million for each of the nine months ended September 30, 2014 and 2013.

Depreciation of property and equipment was $2.1 million for the nine months ended September 30, 2014, compared to $2.8 million for the same period in 2013, a decrease of $0.7 million, or 23.6%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $2.1 million for the nine months ended September 30, 2014, compared to $5.5 million for the same period in 2013, a decrease of $3.4 million, or 61.4%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense, net was $7.6 million for the nine months ended September 30, 2014, compared to $13.4 million for the same period in 2013, a decrease of $5.9 million, or 43.6%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013. This decrease was partially offset by increased borrowings during 2013 to fund our acquisitions of television stations.

Income Taxes

Income tax expense was $6.7 million for the nine months ended September 30, 2014 and $1.7 million for the same period in 2013, an increase of $5.0 million. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 39.0% and 43.5%, respectively. The effective tax rate variance primarily relates to adjustments for 2012 tax return filings completed during 2013 and an overall reduction in the effective state tax rate from 2013 to 2014.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On February 26, 2014, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2014. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided (used in) by operating activities	$6,039	$(743)
Net cash used in investing activities	(3,381)	(56,673)
Net cash (used in) provided by financing activities	(2,502)	59,140
Net increase in cash and cash equivalents	$156	$1,724
Cash paid for interest	$7,108	$9,901
Cash paid for income taxes, net of refunds	$589	$118

	As of	As of
	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$3,872	$3,716
Long-term debt including current portion	230,138	232,465
Unused incremental term loan commitments under senior secured credit facilities	60,000	90,000
Unused revolving loan commitments under senior secured credit facilities	30,000	30,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $6.8 million during the nine months ended September 30, 2014 compared to the same period in 2013. This was primarily due to an increase in retransmission compensation and revenue from Nexstar of $5.9 million less an increase in station and corporate operating expenses of $2.6 million, an increase in collections of accounts receivable of $1.5 million, a $2.8 million decrease in cash paid for interest and a $0.5 million decrease in payments for broadcast rights. These increases in cash flows were partially offset by a $1.1 million increase in payments of amounts due to Nexstar and a $0.5 million increase in cash paid for taxes, net of refunds.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $53.3 million during the nine months ended September 30, 2014, compared to the same period in 2013. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate, in the Grand Junction, Colorado market. In 2013, we made payments of $53.7 million to acquire the assets of KLRT and KASN from Newport Television, LLC and $5.6 million to acquire the assets of WVNY from Smith Media, LLC. We also paid a $0.2 million deposit upon signing a purchase agreement to acquire WICZ and WBPN-LP from Stainless. These payments were partially offset by proceeds from the disposal of property and equipment of $2.9 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities was $2.5 million during the nine months ended September 30, 2014, compared to the net cash flows provided by financing activities of $59.1 million for the same period in 2013. In 2014, we repaid a total of $2.4 million outstanding principal under our term loans and paid debt financing costs of $0.1 million. In 2013, we borrowed a total of $65.0 million in term loans and revolving loans under our senior secured credit facility to finance our acquisitions of KLRT, KASN and WVNY. This was partially offset by our repayment of the $5.0 million outstanding revolving loans, payments for contractual maturity under our senior secured credit facility of $0.5 million and payments for debt financing costs of $0.3 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2014, we had total debt of $230.1 million which represented 138.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2014, we have $30.0 million unused revolving loan commitment under our senior secured credit facility. Effective April 30, 2014, we entered into an amendment to our credit agreement. The amendment reduced our total commitments under our Term Loan A Facility from $90.0 million to $60.0 million, all of which were unused as of September 30, 2014. Additionally, the amendment increased the commitment fees on our unused Term Loan A Facility from 0.5% to 1.0% and extended the quarterly principal payments commencement to December 31, 2014. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments and unused Term Loan A Facility to Nexstar and Nexstar may also reallocate any of its unused revolving loan commitments of up to $75.0 million and Term Loan A Facility of up to $87.2 million to us.

On October 31, 2014, we re-allocated our unused Term Loan A Facility of $60.0 million to Nexstar. Concurrently, Nexstar borrowed $147.2 million under the Term Loan A Facilities, including the amounts re-allocated. As of this date, there were no unused commitments under our and Nexstar’s Term Loan A Facilities.

The unused commitments under our revolving credit facilities are expected to be partially utilized to fund the remaining purchase price to acquire two stations from Stainless for $15.1 million and one station from Parker for $0.8 million, subject to adjustments for working capital, which we expect to close in the first quarter of 2015.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2014 (in thousands):

		Remainder
	Total	of 2014	2015-2016	2017-2018	Thereafter
Senior secured credit facility	$230,523	$460	$4,171	$4,670	$221,222

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2014, Nexstar had a maximum commitment of $494.9 million under its senior secured credit facility, of which $332.7 million of debt was outstanding, and had $525.0 million of the 6.875% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated February 26, 2014. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of September 30, 2014, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that as of September 30, 2014, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of September 30, 2014, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.4% at September 30, 2014. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2014 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of September 30, 2014. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of September 30, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2014, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013, except those reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2014, to which there have been no material changes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 7, 2014)

10.2

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 7, 2014)

10.3

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 7, 2014)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2014 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 12, 2014