Form 10-K
period 2014-12-31
MISSION BROADCASTING INC
filed 2015-03-23
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 16, 2015, the Registrant had 1,000 shares of common stock outstanding.

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours,” “us” and the “Company” refer to Mission Broadcasting, Inc., and “Nexstar” refers to Nexstar Broadcasting Group, Inc. and its consolidated subsidiaries. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

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

As of December 31, 2014, we owned and operated 20 stations and 2 digital multicast (“DM”) channels. The stations are in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC (6 stations), FOX (5 stations), NBC (3 stations), CBS (2 stations), the CW (2 stations), MyNetworkTV (2 stations and one DM) and Bounce TV (one DM).

We believe that medium-sized markets offer significant advantages over large-sized markets. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets only four to six local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

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

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526‑2227.

Signed Purchase Agreement

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The Federal Communications Commission (“FCC”) has not granted consent to Mission’s acquisition of Parker. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital, and Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close during 2015. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing.

Local Service Agreements and Purchase Options

We have entered into local service agreements with certain television stations owned by Nexstar. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to Mission, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of each station’s net advertising revenue, as described in the JSAs. SSAs and JSAs are typically entered into concurrently for the same station.

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2014 with Nexstar:

Service Agreements	Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We expect to continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have terms of eight to ten years and have terms for renewal periods. Nexstar indemnifies Mission for Nexstar’s activities pursuant to the local service agreements.

Under these local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations.

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior unsecured notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2014.

Business Strategy

The operating revenue of our stations is derived primarily from (1) retransmission consent agreements with cable operators, direct broadcast satellite (“DBS”) systems, and others that permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us and (2) broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent, our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2014:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
55	Wilkes Barre-Scranton, PA	WYOU	CBS	7	8/1/2015
56	Little Rock-Pine Bluff, AR	KLRT KASN	FOX The CW	7	6/1/2021 6/1/2021
75	Springfield, MO	KOLR	CBS	5	2/1/2022
98	Burlington-Plattsburgh, VT	WVNY	ABC	6	4/1/2015(3)
103	Evansville, IN	WTVW/WTVW-D-2	The CW/Bounce TV	4	8/1/2021
130	Amarillo, TX	KCIT KCPN-LP	FOX MyNetworkTV	5	8/1/2021 8/1/2021
135	Rockford, IL	WTVO/WTVO-D-2	ABC/MyNetworkTV	4	12/1/2021
137	Monroe, LA-El Dorado, AR	KTVE	NBC	4	6/1/2021
144	Lubbock, TX	KAMC	ABC	5	8/1/2022
145	Wichita Falls, TX- Lawton, OK	KJTL KJBO-LP	FOX MyNetworkTV	4	8/1/2022 8/1/2022
150	Erie, PA	WFXP	FOX	4	8/1/2015
151	Joplin, MO-Pittsburg, KS	KODE	ABC	4	2/1/2022
155	Terre Haute, IN	WAWV	ABC	3	8/1/2021
164	Abilene-Sweetwater, TX	KRBC	NBC	4	8/1/2022
166	Billings, MT	KHMT	FOX	5	4/1/2022
171	Utica, NY	WUTR	ABC	3	(3)
198	San Angelo, TX	KSAN	NBC	3	8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2014 4th Edition, as published by BIA Financial Network, Inc.

(3)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, a license expiration date automatically is extended pending review of and action on the renewal application by the FCC.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen Corporation, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen Corporation periodically publishes data on estimated audiences for the television stations in each DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating and share in the market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (ABC, FOX, NBC or CBS) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for network affiliation fees and the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, the Internet and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

All of our stations are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2017.
FOX	All 5 agreements expire in December 2016.
NBC	All 3 agreements expire in December 2019.
CBS	Of the 2 agreements, one expires in June 2015 and one expires in December 2018.

We expect the network affiliation agreements listed above to be renewed upon expiration.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to sell their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites) and gaming devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, FOX, NBC and CBS television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and DBS systems and video streaming services which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary source of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems, DBS systems and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Federal Regulation

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The following is a brief discussion of certain (but not all) provisions of the Communications Act and the FCC’s regulations and policies that affect the business operations of television broadcast stations. Over the years, the U.S. Congress and the FCC have added, amended and deleted statutory and regulatory requirements to which station owners are subject. Some of these changes have a minimal business impact whereas others may significantly affect the business or operation of individual stations or the broadcast industry as a whole. For more information about the nature and extent of FCC regulation of television broadcast stations, you should refer to the Communications Act and the FCC’s rules, case precedent, public notices and policies.

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

After a renewal application is filed, interested parties, including members of the public, may file petitions to deny the application, to which the licensee/renewal applicant is entitled to respond. After reviewing the pleadings, if the FCC determines that there is a substantial and material question of fact whether grant of the renewal application would serve the public interest, the FCC is required to hold a hearing on the issues presented. If, after the hearing, the FCC determines that the renewal applicant has met the renewal standard, the FCC will grant the renewal application. If the licensee/renewal applicant fails to meet the renewal standard or show that there are mitigating factors entitling it to renewal subject to appropriate sanctions, the FCC can deny the renewal application. In the vast majority of cases where a petition to deny is filed against a renewal application, the FCC ultimately grants the renewal without a hearing. No competing application for authority to operate a station and replace the incumbent licensee may be filed against a renewal application.

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

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs a second in-market station pursuant to a TBA or local marketing agreement (“LMA”), if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In March 2014, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA.  Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of the rule to modify or terminate their JSAs to come into compliance.  Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016.  Various parties, including Nexstar, have appealed the JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. We have intervened in this proceeding.

In certain of our markets, we own and operate both full-power and low-power television broadcast stations (in Wichita Falls, we own and operate KJTL and KJBO-LP, and in Amarillo, we own and operate KCIT and KCPN-LP). The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations such as KJBO-LP and KCPN-LP.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (the “FNPRM”).  The FNPRM solicits comment on proposed changes to the media ownership rules.  Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances.  The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in 2014.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

Cable and Satellite Carriage of Local Television Signals.  Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other multichannel video programming distributors (“MVPDs”) through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

MVPD operators have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC has also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission consent agreements are now effectively void.  Accordingly, in all markets which we have sharing agreements with Nexstar, we must separately negotiate our retransmission consent agreements with MVPDs.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of broadcast television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments are expected to be filed in the first or second quarters of 2015.

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

Programming and Operation. The Communications Act requires broadcasters to serve “the public interest.” Television station licensees are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. The FCC may consider complaints from viewers concerning programming when it evaluates a station’s license renewal application, although viewer complaints also may be filed and considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things:

●	political advertising (its price and availability);
●	sponsorship identification;
●	contest and lottery advertising;
●	obscene and indecent broadcasts;
●	technical operations, including limits on radio frequency radiation;
●	discrimination and equal employment opportunities;
●	closed captioning and video description;
●	children’s programming;
●	program ratings guidelines; and
●	network affiliation agreements.

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, all full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the conversion of existing low power and television translator stations to digital operation. It has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operation, but recently has solicited comment on whether that deadline should be extended.

Employees

As of December 31, 2014, we had a total of 38 employees, comprised of 37 full-time and one part-time employee. As of December 31, 2014, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Available Information

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page one of this document.

Risks Related to Our Operations

General trends in the television industry could adversely affect demand for television advertising as consumers migrate to alternative media, including the Internet, for entertainment.

Television viewing among consumers has been negatively impacted by the increasing availability of alternative media, including the Internet. As a result, demand for television advertising in recent years has been declining and demand for advertising in alternative media has been increasing, and we expect this trend to continue.

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

As of December 31, 2014, we had $235.2 million of debt, which represented 133.1% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

●	limit our ability to borrow additional funds or obtain additional financing in the future;
●	limit our ability to pursue acquisition opportunities;
●	expose us to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;
●	limit our flexibility to plan for and react to changes in our business and our industry; and
●	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

We could also incur additional debt in the future. The terms of our senior secured credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt. To the extent we incur additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing our debt contain various covenants that limit management’s discretion in the operation of our business.

Our senior secured credit facility contains various covenants that restrict our ability to, among other things:

●	incur additional debt and issue preferred stock;
●	pay dividends and make other distributions;
●	make investments and other restricted payments;
●	make acquisitions;
●	merge, consolidate or transfer all or substantially all of our assets;
●	enter into sale and leaseback transactions;
●	create liens;
●	sell assets or stock of our subsidiaries; and
●	enter into transactions with affiliates.

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

If we or Nexstar fail to comply with the restrictions in present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 16, 2015. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2014, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

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

We guarantee the senior unsecured notes issued by Nexstar and the amounts outstanding under Nexstar’s senior secured credit facility.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2014, Nexstar had outstanding debt balance of $525.6 million under its 6.875% senior unsecured notes (the “6.875% Notes”) and had a maximum commitment of $511.3 million under its senior secured credit facility, of which $416.3 million in term loans were outstanding.

On January 29, 2015, Nexstar completed the issuance and sale of its $275.0 million 6.125% senior unsecured notes at par (the “6.125% Notes”).  The notes will mature on February 15, 2022. We guarantee these notes subject to certain customary release provisions.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2014, based on projected future income, our deferred tax assets of $40.0 million will more likely than not be realized in the future, and no valuation allowance is currently required for our deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2014, we had NOLs of approximately $112.8 million for U.S. federal tax purposes and $31.8 million for state tax purposes. These NOLs expire at varying dates through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382 of the Internal Revenue Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups, which are generally outside of our control. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. Most of the stations that we operate have network affiliation agreements – 6 stations have primary affiliation agreements with ABC, 5 with FOX, 3 with NBC, 2 with CBS, 2 with The CW and 2 with MyNetworkTV. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX, CW and MyNetworkTV provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective network’s commercials during the network programming.

All of the network affiliation agreements of our stations are scheduled to expire at various times through December 2019. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or a change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

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

In addition, MVPDs have actively sought to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (1) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (2) for providing advance notice to consumers in the event of dispute; and (3) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

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

This new rule took effect on June 18, 2014. On December 5, 2014, the President signed into law the STELA Reauthorization Act of 2014 (“STELAR”), which extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission agreements are now effectively void. Accordingly, in all markets, Mission must separately negotiate its retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement will have on our revenues and expenses.

In addition, in the STELAR, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The Commission has not yet commenced this proceeding, and we cannot predict its outcome.

Further, certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments are expected to be filed in the first or second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate or provide services to which would require that station to cease operations.

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

We have filed renewal applications for our stations in the current license renewal cycle and will file additional applications before the cycle closes on April 1, 2015. Some of our renewal applications remain pending with the FCC. We expect the FCC to grant these renewals in due course but we cannot provide any assurances that the FCC will do so. Third parties are permitted to submit objections to these applications.

Our growth may be limited if we are unable to implement our acquisition strategy.

We have achieved much of our growth through acquisitions. We intend to continue our growth by selectively pursuing acquisitions of television stations. The television broadcast industry is undergoing consolidation, which may reduce the number of acquisition targets and increase the purchase price of future acquisitions. Some of our competitors may have greater financial or management resources with which to pursue acquisition targets. Therefore, even if we are successful in identifying attractive acquisition targets, we may face considerable competition and our acquisition strategy may not be successful.

FCC rules and policies may also make it more difficult for us to acquire additional television stations. Television station acquisitions are subject to the approval of the FCC and, potentially, other regulatory authorities. FCC rules limit the number of television stations a company may own and define the types of local service agreements that “count” as ownership by the party providing the services. Those rules are subject to change; for instance, rules and processing policies that the FCC adopted in 2014 with respect to local service agreements impacted certain of our previously announced acquisitions. The need for FCC and other regulatory approvals could restrict our ability to consummate future transactions if, for example, the FCC or other government agencies believe that a proposed transaction would result in excessive concentration or other public interest detriment in a market, even if the proposed combination may otherwise comply with FCC ownership limitations.

Growing our business through acquisitions involves risks and if we are unable to manage effectively our growth, our operating results will suffer.

During the three years ended December 31, 2014, we acquired 3 stations and have also signed an agreement to acquire one station. We will continue to actively pursue additional acquisition opportunities. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

There are other risks associated with growing our business through acquisitions. For example, with any past or future acquisition, there is the possibility that:

●	we may not be able to successfully reduce costs, increase advertising revenue or audience share or realize anticipated synergies and economies of scale with respect to any acquired station;
●	an acquisition may increase our leverage and debt service requirements or may result in our assuming unexpected liabilities;
●	our management may be reassigned from overseeing existing operations by the need to integrate the acquired business;
●	we may experience difficulties integrating operations and systems, as well as company policies and cultures;
●	we may fail to retain and assimilate employees of the acquired business; and
●	problems may arise in entering new markets in which we have little or no experience.

The occurrence of any of these events could have a material adverse effect on our operating results, particularly during the period immediately following any acquisition.

The FCC may decide to terminate “grandfathered” time brokerage agreements.

The FCC attributes TBAs and LMAs to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets. During the year ended December 31, 2014, WFXP and KHMT net revenue and net loss represented less than 1% of our total operations.

FCC actions may restrict our ability to enter into local service agreements with Nexstar, which would harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. While all of our existing local service agreements comply with FCC rules and policies at this time, the FCC has taken actions to restrict local service agreements as a means of creating substantial operating efficiencies. New FCC rules may require the modification or termination of our JSAs with Nexstar by a specified date, and the FCC may take further actions in the future which affect our existing arrangements with Nexstar.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of FNPRM. Among a number of proposed changes to the media ownership rules, FNPRM proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in 2014.

Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted such a waiver and has provided little guidance on what factors must be present for a waiver to be granted. This new rule will require us to amend or terminate our present JSAs with Nexstar unless we and Nexstar are able to obtain a waiver from the FCC. Our SSAs with Nexstar remain permissible for now, but the FNPRM leaves open the possibility of additional regulation with respect to SSAs.

Various parties, including Nexstar  have appealed the television JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. We have intervened in this proceeding. If we are required to terminate or modify our JSAs or other local services agreements, our business could be affected in the following ways: (1) Loss of revenues — we could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to our advertisers and receipt of less revenues from them (2) Increased costs — our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs and (3) Alternative arrangements — we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. At the time of the public notice, the Company had four announced acquisitions pending FCC approval that included “guideline” agreements. Two of these acquisitions were restructured to eliminate the Company as a participant; one was terminated; and one currently remains pending. We intend to respond to regulatory inquiries associated with the pending acquisition and to seek to bring the transactions into compliance with the new rule and processing guidelines to the extent feasible. Our intent is to close this transaction in 2015, although we cannot provide assurance that we will be able to do so.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, the Company’s ability to close upon its currently pending acquisition or consummate further acquisitions in the future.

We have a material amount of goodwill and intangible assets, and therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2014, $95.4 million, or 49.7%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

In addition, video compression techniques now in use are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques as well as other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, to a maximum of $325,000 per violation, on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, the Company does not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

In June 2012, the Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has not yet issued any further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

Intense competition in the television industry could limit our growth and profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, stations we own to compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems and the Internet.

The entertainment and television industries are highly competitive and are undergoing a period of consolidation. Many of our current and potential competitors have greater financial, marketing, programming and broadcasting resources than we do. The markets in which we operate are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view, home video and entertainment systems and Internet and mobile distribution of video programming have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own and the stations we provide services to or the television broadcasting industry as a whole.

The FCC has open proceedings to examine shared services agreements between television stations; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; whether to modify its network non-duplication and syndicated exclusivity rules; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.

The FCC also has sought comment on whether there are alternatives to the use of DMAs to define local markets such that certain viewers whose current DMAs straddle multiple states would be provided with more in-state broadcast programming. If the FCC determines to modify the use of existing DMAs to determine a station’s local market, such change might materially alter current station operations and could have an adverse effect on our business, financial condition and results of operations.

The FCC also may decide to initiate other new rule making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations and the stations we provide services to or the television broadcast industry in general.

The FCC may reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. On September 28, 2012, the FCC adopted a Notice of Proposed Rule Making seeking public comment on the design of the incentive auction and various technical issues related to the reallocation of television spectrum for mobile broadband use. On June 2, 2014, the FCC released a Report and Order in which it adopted a framework for the auction. This Report and Order is the subject of a pending court appeal. On December 17, 2014, the Commission released a Public Notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum. Comments were filed in the first quarter of 2015. The FCC has stated its intent to conduct the television spectrum incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the timing or results of television spectrum reallocation efforts or their impact to our business.

Cybersecurity risks could affect our operating effectiveness.

We use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease facilities in the following locations:

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
WYOU—Wilkes Barre-Scranton, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site—Penobscot Mountain	100% Owned	120.33 Acres	—
Tower/Transmitter Site—Bald Mountain	100% Owned	7.2 Acres	—
Tower/Transmitter Site—Williamsport	33% Owned	1.35 Acres	—
Tower/Transmitter Site—Sharp Mountain	33% Owned	0.23 Acre	—
Tower/Transmitter Site—Stroudsburg	Leased	10,000 Sq. Ft.	Month to Month

WAWV—Terre Haute, IN
Office-Studio(1)	—	—	—
Tower/Transmitter Site	100% Owned	1.0 Acre	—

WFXP—Erie, PA
Office-Studio(1)	—	—	—
Tower/Transmitter Site(1)	—	—	—

KJTL/KJBO-LP—Wichita Falls, TX—Lawton, OK
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40.0 Acres	Year to Year
Tower/Transmitter Site	Leased	5.0 Acres	Year to Year

KODE—Joplin, MO-Pittsburg, KS
Office-Studio	100% Owned	2.74 Acres	—
Tower/Transmitter Site	Leased	215 Sq. Ft.	4/30/27

KRBC—Abilene-Sweetwater, TX
Office-Studio	100% Owned	5.42 Acres	—
Office-Studio	100% Owned	19,312 Sq. Ft.	—
Tower/Transmitter Site(1)	—	—	—

KTVE—Monroe, LA/El Dorado, AR
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	2.0 Acres	4/30/32
Tower/Transmitter Site—El Dorado	Leased	3.0 Acres	4/30/32
Tower/Transmitter Site—Bolding	Leased	11.5 Acres	4/30/32

Station Metropolitan Area and Use	Owned or Leased	Approximate Size	Expiration of Lease
KSAN—San Angelo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	10.0 Acres	5/15/15

KOLR—Springfield, MO
Office-Studio	100% Owned	30,000 Sq. Ft.	—
Office-Studio	100% Owned	7.0 Acres	—
Tower/Transmitter Site	Leased	0.5 Acre	5/12/21

KCIT/KCPN-LP—Amarillo, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	100.0 Acres	5/12/21
Tower/Transmitter Site—Parmer County, TX	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Guyman, OK	Leased	80 Sq. Ft.	Month to Month
Tower/Transmitter Site—Curry County, NM	Leased	6.0 Acres	Month to Month

KAMC—Lubbock, TX
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	40.0 Acres	5/12/21
Tower/Transmitter Site	Leased	1,200 Sq. Ft.	Month to Month

KHMT—Billings, MT
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	4 Acres	5/12/21

WUTR—Utica, NY
Office-Studio	100% Owned	12,100 Sq. Ft.	—
Tower/Transmitter Site	100% Owned	21.0 Acres	—
Tower/Transmitter Site—Mohawk	Leased	48 Sq. Ft.	Month to Month

WTVO—Rockford, IL
Office-Studio-Tower/Transmitter Site	100% Owned	20,000 Sq. Ft.	—

WTVW‑Evansville, IN
Office-Studio(1)	—	—	—
Tower/Transmitter Site	Leased	16.36 Acres	5/12/21

KLRT/KASN‑Little Rock-Pine Bluff, AR
Office-Studio(1)	—	—	—
Tower/Transmitter Site-Redfield	100% Owned	1,625 Sq. Ft.	—
Tower/Transmitter Site-Redfield	100% Owned	120.0 Acres	—
Tower/Transmitter Site-Pulaski	Leased	0.23 Acre	5/31/17

WVNY‑Burlington, VT-Plattsburgh, NY
Office-Studio(1)	—	—	—
Tower/Transmitter Site (1)	—	—	—

Corporate Office-Westlake, OH	Leased	640 Sq. Ft.	Month to Month

(1)	The office space, studio and tower/transmitter used by these stations are owned by Nexstar.

Item 3.	Legal Proceedings

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

As of December 31, 2014, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2014, 2013 and 2012 and balance sheet data as of December 31, 2014 and 2013 from our Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2011 and 2010 and balance sheet data as of December 31, 2012, 2011 and 2010 from our Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2012 and 2011, respectively. The period-to-period comparability of our financial statements is affected by acquisitions of 3 television stations in 2013. For more information, refer to Note 3 to our Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein. Amounts below are presented in thousands, except per share amounts.

	2014	2013	2012	2011	2010
Statements of Operations Data, for the years ended December 31:
Retransmission compensation and other revenue	$36,498	$28,971	$18,610	$18,933	$18,086
Revenue from Nexstar(1)	42,079	39,513	33,352	27,800	29,878
Net Revenue	78,577	68,484	51,962	46,733	47,964
Operating expenses (income):
Corporate expenses	1,176	1,117	1,056	913	1,090
Station direct operating expenses, net of trade	18,135	14,550	7,320	7,622	7,941
Station selling, general and administrative expenses, excluding depreciation and amortization	1,942	1,941	1,831	3,594	3,601
Fees incurred pursuant to local service agreement with Nexstar(2)	9,780	9,740	7,740	7,190	7,160
Amortization of broadcast rights, excluding barter	1,765	1,806	1,374	1,541	1,651
Trade and barter expense	4,079	4,228	2,865	3,280	3,184
Depreciation	2,760	3,535	2,853	3,143	3,320
Amortization of intangible assets	2,728	6,762	5,081	5,531	5,330
Loss (gain) on asset disposal, net	70	177	(155)	190	170
Income from operations(3)	36,142	24,628	21,997	13,729	14,517
Interest expense	(10,014)	(16,181)	(15,037)	(14,681)	(12,998)
Loss on extinguishment of debt, net(4)	(21)	(14,332)	(233)	-	(2,432)
Other expense	-	(302)	-	-	-
Income (loss) from continuing operations before income tax expense	26,107	(6,187)	6,727	(952)	(913)
Income tax (expense) benefit(5)	(10,023)	2,441	40,515	(749)	(1,836)
Net income (loss)	$16,084	$(3,746)	$47,242	$(1,701)	$(2,749)

(1)

We have joint sales agreements with Nexstar, which permits Nexstar to sell certain advertising time for certain of our station and retains a percentage of the related revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for certain of our stations, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)

We have shared services agreements with Nexstar for certain of our stations, which allow the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

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

(5)	In the fourth quarter of 2012, the Company decreased its valuation allowance on deferred tax assets by $43.0 million resulting in an income tax benefit for the year.

	2014	2013	2012	2011	2010
Balance Sheet data, as of December 31:
Cash and cash equivalents	$880	$3,716	$318	$1,898	$1,250
Working capital (deficit)	40,169	7,425	(3,336)	(8,557)	1,843
Net intangible assets and goodwill	95,362	98,090	50,864	55,945	61,476
Total assets	192,065	174,749	119,381	87,892	104,213
Total debt	235,194	232,465	362,861	363,477	356,241
Total shareholders’ deficit	(58,509)	(74,593)	(260,771)	(307,419)	(279,814)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$(1,928)	$4,428	$5,797	$1,551	$4,370
Investing activities	(3,436)	(56,593)	(6,091)	(7,221)	(295)
Financing activities	2,528	55,563	(1,286)	6,318	(3,728)
Capital expenditures	236	165	287	541	295
Cash payments for broadcast rights	1,714	2,230	1,680	1,815	2,009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and the Financial Statements and related Notes included in Part IV, Item 15(a) of this Annual Report on Form 10-K. As used in this discussion, unless the context indicates otherwise, “Mission” refers to Mission Broadcasting, Inc., and all references to “we,” “our,” “us” and the “Company” refer to Mission.

Executive Summary

Signed Purchase Agreement

On December 18, 2013, Mission entered into a definitive agreement with Excalibur to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital, and Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close during 2015. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing.

Debt Transactions

●

On March 10, 2014, pursuant to the mandatory prepayment provisions under our credit agreement, we prepaid $1.0 million of the outstanding principal balance under our Term Loan B-2. The mandatory prepayment was calculated based on the consolidated first lien indebtedness ratio, as defined in Nexstar’s credit agreement.

●

Effective April 30, 2014, we amended our credit agreement which reduced our total commitment under the Term Loan A from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreement, we may also reallocate any unused Term Loan A commitment to Nexstar. On October 31, 2014, we re-allocated our $60.0 million unused Term Loan A commitment to Nexstar.

●	On December 1, 2014, we amended our credit agreement which decreased our revolving loan commitment from $30.0 million to $8.0 million.
●	On December 31, 2014, we borrowed $5.5 million under our revolving credit facility in order to pay Nexstar for amounts due under service arrangements. We repaid this loan on January 30, 2015.
●	Throughout 2014, we repaid the contractual maturities under each of our term loans, for a total of $1.8 million.

Overview of Operations

As of December 31, 2014, we owned and operated 20 television stations and 2 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of December 31, 2014 with Nexstar:

Service Agreements	Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KJBO-LP, KLRT, KASN, KOLR, KCIT, KCPN-LP, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2014 was an election year and an Olympic year.

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

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the stations during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA will be deemed to have an attributable ownership interest in that station. Parties to existing JSAs that will be deemed attributable interests and do not comply with the FCC’s local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. The new rules had no impact on our JSA revenue in 2014; however, within the next two years our company may begin to be negatively impacted by the new JSA attribution rule. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. We have intervened in this proceeding.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted our previously announced acquisitions and may affect future station acquisitions.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, legislation was enacted which extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Historically, we have negotiated retransmission consent agreements jointly with Nexstar. We are now required to separately negotiate our future retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (dollars in thousands):

	2014	2013	2012
Retransmission compensation	$31,802	$24,192	$15,323
Other	617	551	422
Trade and barter revenue	4,079	4,228	2,865
Revenue from Nexstar	42,079	39,513	33,352
Net revenue	$78,577	$68,484	$51,962

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Net revenue	$78,577	100.0	$68,484	100.0	$51,962	100.0
Operating expenses:
Corporate expenses	1,176	1.5	1,117	1.6	1,056	2.0
Station direct operating expenses	18,135	23.1	14,550	21.2	7,320	14.2
Station selling, general and administrative expenses	1,942	2.5	1,941	2.8	1,831	3.5
Fees incurred pursuant to local service agreements with Nexstar	9,780	12.4	9,740	14.2	7,740	14.9
Trade and barter expense	4,079	5.2	4,228	6.2	2,865	5.5
Depreciation	2,760	3.5	3,535	5.2	2,853	5.5
Amortization of intangible assets	2,728	3.5	6,762	9.9	5,081	9.8
Amortization of broadcast rights, excluding barter	1,765	2.1	1,806	2.6	1,374	2.6
Loss on asset disposal, net	70	0.1	177	0.3	(155)	(0.3)
Income from operations	$36,142		$24,628		$21,997

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Net revenue for the year ended December 31, 2014 increased by $10.1 million, or 14.7%, from the same period in 2013. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $42.1 million for the year ended December 31, 2014, compared to $39.5 million for the same period in 2013, an increase of $2.6 million or 6.5%, primarily due to 2014 being an election year and an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent and network affiliation agreements was $31.8 million for the year ended December 31, 2014, compared to $24.2 million for the same period in 2013, an increase of $7.6 million, or 31.5%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $1.2 million for the year ended December 31, 2014, compared to $1.1 million for the same period in 2013. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $20.1 million for the year ended December 31, 2014, compared to $16.5 million for the same period in 2013, an increase of $3.6 million, or 21.7%. The increase was primarily due to an increase in programming costs of $3.9 million related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $9.8 million for the year ended December 31, 2014, compared to $9.7 million for the same period in 2013.

Depreciation of property and equipment was $2.8 million for the year ended December 31, 2014, compared to $3.5 million for the same period in 2013, a decrease of $0.8 million, or 21.9%. This was primarily attributable to certain fully depreciated property and equipment.

Amortization of intangible assets was $2.7 million for the year ended December 31, 2014 compared to $6.8 million for the same period in 2013, a decrease of $4.0 million, or 59.7%. This was primarily attributable to certain fully amortized intangible assets.

Interest Expense

Interest expense, net was $10.0 million for the year ended December 31, 2014, compared to $16.2 million for the same period in 2013, a decrease of $6.2 million, or 38.1%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013.

Income Taxes

We recognized an income tax expense of $10.0 million for the year ended December 31, 2014, compared to income tax benefit of $2.4 million for the same period in 2013. The effective tax rates for the years ended December 31, 2014 and 2013 were 38.4% and 39.5%, respectively. The effective tax rate variance was primarily attributable to favorable adjustments for 2013 tax return filings completed during 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

Net revenue for the year ended December 31, 2013 increased by $16.5 million, or 31.8%, from the same period in 2012. This increase was primarily attributed to revenue from our newly acquired stations and increase in retransmission compensation.

Revenue from Nexstar was $39.5 million for the year ended December 31, 2013, compared to $33.4 million for the same period in 2012, an increase of $6.2 million or 18.5%. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations, which has increased as a result of JSAs we entered into with Nexstar for our newly acquired stations, KLRT and KASN on January 1, 2013 and WVNY on March 1, 2013, partially offset by decreases in our legacy stations due to 2013 not being a political or Olympic year.

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

Station direct operating expenses, consisting primarily of news, engineering and programming, and selling, general and administrative expenses were $16.5 million for the year ended December 31, 2013, compared to $9.2 million for the same period in 2012, an increase of $7.3 million, or 80.2%. The increase was primarily due to news, engineering and programming costs of our newly acquired stations during the year ended December 31, 2013 of $4.8 million and an increase in programming costs of our legacy stations of $2.3 million related to recently enacted network agreements. Networks now require additional compensation from broadcasters for the use of network programming. Network affiliation fees have recently increased industry wide and will continue to increase over the next several years.

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

Interest Expense

Interest expense, net was $16.2 million for the year ended December 31, 2013, compared to $15.1 million for the same period in 2012, an increase of $1.1 million, or 7.6%. The increase was primarily attributable to borrowings from our senior secured credit facility during 2013 to fund the purchase price of newly acquired stations and retire the 8.875% Notes. This was partially offset by lower interest rates on our outstanding debt as a result of a refinanced senior secured credit facility that we completed during the fourth quarter of 2012 as well as lower interest rates on our borrowings during 2013.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 16, 2015, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2014. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Effective April 30, 2014, we amended our credit agreement which reduced our total Term Loan A commitment from $90.0 million to $60.0 million. On October 31, 2014, pursuant to the terms of our and Nexstar’s amended credit agreements, we re-allocated our $60.0 million unused Term Loan A commitment to Nexstar. As of December 31, 2014, we have no unused commitment under our Term Loan A.

On December 1, 2014, we amended our credit agreement which decreased our revolving loan commitment from $30.0 million to $8.0 million. On December 31, 2014, we borrowed $5.5 million under our revolving credit facility in order to pay Nexstar for amounts due under service arrangements. We repaid this loan on January 30, 2015.

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. The notes will mature on February 15, 2022 and are guaranteed by us and certain of our and Nexstar’s future 100% owned subsidiaries, subject to certain customary release provisions.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash (used in) provided by operating activities	$(1,928)	$4,428	$5,797
Net cash used in investing activities	(3,436)	(56,593)	(6,091)
Net cash provided by (used in) financing activities	2,528	55,563	(1,286)
Net (decrease) increase in cash and cash equivalents	$(2,836)	$3,398	$(1,580)
Cash paid for interest	$9,399	$21,369	$14,137
Cash paid for income taxes, net of refunds	$667	$130	$81

	As of December 31,
	2014	2013
Cash and cash equivalents	$880	$3,716
Long-term debt including current portion(1)	235,194	232,465
Unused incremental term loan commitment under senior secured credit facility(1)	-	90,000
Unused revolving loan commitment under senior secured credit facility	2,500	30,000

(1)	See Note 7 to our Financial Statements for debt transactions during 2014.

Cash Flows – Operating Activities

Net cash used in operating activities was $1.9 million for the year ended December 31, 2014, compared to $4.4 million net cash provided by operation activities for the same period in 2013, or a decrease in cash flows from operations of $6.4 million. The decrease was primarily due to $37.7 million increase in accounts receivable due from Nexstar, net, representing the timing of contractual payments under local service agreements with Nexstar. This increase in amounts due from Nexstar was partially offset by an increase in retransmission compensation of $7.6 million and a $12.0 million decrease in cash paid for interest during the year ended December 31, 2014 as compared to the same period in 2013. In addition, $11.8 million premium was paid on retirement of the 8.875 % Notes in 2013.

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

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $53.2 million during the year ended December 31, 2014, compared to the same period in 2013. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate, in the Grand Junction, Colorado market. In 2013, we made payments of $53.7 million to acquire the assets of KLRT and KASN from Newport Television, LLC and $5.6 million to acquire the assets of WVNY from Smith Media, LLC. We also paid a $0.2 million deposit upon signing a purchase agreement to acquire WICZ and WBPN-LP from Stainless. These payments were partially offset by proceeds from the disposal of property and equipment of $3.1 million.

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

Cash Flows – Financing Activities

In 2014, we borrowed $5.5 million under our revolving credit facility in order to pay Nexstar for amounts due under service arrangements, partially offset by $2.8 million repayments of outstanding principal under our term loans and payments for debt financing costs of $0.1 million.

During 2013, we borrowed a total of $195.0 million under our senior secured credit facility to finance the acquisitions of KLRT, KASN and WVNY, to retire our obligations under the 8.875% Notes of $131.9 million and to repay our outstanding revolving loan of $5.0 million. In addition, we repaid scheduled maturities on our term loans of $1.1 million and paid debt financing costs of $1.4 million during 2013.

During 2012, we repaid scheduled maturities under our term loans of $0.3 million. In the third quarter of 2012, we borrowed $4.0 million under our revolving loan credit facility to partially finance the required deposit to acquire the assets of KLRT. In December 2012, we borrowed $44.0 million in new term loans under our amended credit agreement to refinance the outstanding principal balance under our existing term loans of $38.1 million, to repay the outstanding principal balance under our revolving loan facility of $10.7 million and pay for debt financing costs of $0.2 million.

Our senior secured credit facility may limit the amount of dividends we may pay to shareholders.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2014, we had total debt of $235.2 million which represented 133.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

In October 2014, pursuant to the terms of our and Nexstar’s amended credit agreements, we reallocated our $60.0 million unused Term Loan A commitment to Nexstar. As of December 31, 2014, we have no unused commitment under our Term Loan A.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2014, we have $2.5 million unused revolving loan commitment under our senior secured credit facility. On January 30, 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million.

We have also signed an agreement to acquire Parker. We will fund the remaining purchase price of $0.8 million, subject to adjustments for working capital, through cash generated from operations prior to closing, which we expect to close in 2015.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2014 (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Senior secured credit facility	$235,564	$1,837	$10,170	$4,670	$218,887

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility, obtain access to a new credit facility or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s 6.875% Notes and Nexstar’s senior secured credit facility. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2014, Nexstar had a maximum commitment of $511.3 million under its senior secured credit facility, of which $416.3 million in term loans was outstanding and had $525.6 million of the 6.875% Notes outstanding.

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes due 2022, at par. The notes will mature on February 15, 2022. We guarantee these notes subject to certain customary release provisions.

In January and February 2015, Nexstar borrowed a net amount of $40.0 million under its revolving credit facility.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 16, 2015. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 6.875% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2014, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 6.875% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Senior secured credit facility	$235,564	$1,837	$10,170	$4,670	$218,887
Cash interest on debt(1)	49,068	8,745	17,248	16,844	6,231
Broadcast rights current cash commitments(2)	1,182	468	391	198	125
Broadcast rights future cash commitments	2,427	1,041	1,240	146	-
Operating lease obligations	20,683	1,857	3,882	4,101	10,843
	$308,924	$13,948	$32,931	$25,959	$236,086

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2014 remained outstanding until maturity, based on interest rates in effect at December 31, 2014.
(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements as of December 31, 2014 in the amount of $2.8 million.

As of December 31, 2014, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, property and equipment, broadcast rights, retransmission revenue, barter, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 of our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $95.4 million, or 49.7%, of our total assets as of December 31, 2014. Intangible assets consist primarily of goodwill, FCC licenses and network affiliation agreements arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair values of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our stations by market (“reporting unit”) for purposes of our goodwill and FCC licenses impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than their respective carrying amounts, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount with the fair value, using a discounted cash flow valuation method, assuming a hypothetical startup scenario. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of a reporting unit is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the reporting unit and the prevailing values in the markets for broadcasters. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess but not more than the carrying value of goodwill.

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

As of December 31, 2014, we performed our annual assessment for impairment of goodwill and FCC licenses using the qualitative analysis approach and concluded that it was more likely than not that the fair values of all reporting units and the fair values of FCC licenses would sufficiently exceed their carrying value and thus it was not necessary to perform the quantitative two-step method.

In 2013, we utilized the quantitative impairment tests for our goodwill and FCC licenses. As of December 31, 2013, our quantitative annual test for impairment of goodwill and FCC licenses resulted in no impairment charges. All of the fair values of our reporting units and FCC licenses tested for impairment exceeded their carrying amounts. In aggregate, excluding stations acquired in 2013, our fair values exceeded their book values by a margin of 534%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions. We utilized the following assumptions in our quantitative impairment testing for the year ended December 31, 2013:

Market growth rates	(1.4)% - 3.9%
Operating profit margins - FCC licenses	12.5% - 26.0%
Operating profit margins - goodwill	21.5% - 37.8%
Discount rate	10.5%
Tax rate	35.4% - 40.6%
Capitalization rate	7.5% - 9.5%

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2014, the carrying amounts of our current broadcast rights were $1.3 million and non-current broadcast rights were $2.5 million.

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

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $4.1 million, $4.2 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 3.75% as of December 31, 2014 and the interest rate on the revolving credit facilities was 2.4%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) from its December 31, 2014 level would increase our annual interest expense and decrease our cash flow from operations by $0.4 million, based on the outstanding balance of our credit facility as of December 31, 2014. An increase in LIBOR of 50 basis points (one-half of a percentage point) or a decrease in LIBOR by either 100 or 50 basis points would not have any impact on our annual interest expense and our cash flow from operations. As of December 31, 2014, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2014, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	62	Chairman of the Board and Secretary
Dennis Thatcher	68	President, Treasurer and Director

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

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

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2014	$147,944	$—	$—	$—	$—	$—	$—	$147,944
	2013	145,155	—	—	—	—	—	—	145,155
	2012	142,309	—	—	—	—	—	—	142,309
Nancie J. Smith Chairman of the Board and Secretary	2014	124,848	—	—	—	—	—	—	124,848
	2013	122,500	—	—	—	—	—	—	122,500
	2012	120,091	—	—	—	—	—	—	120,091

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2014:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We will continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years. Nexstar indemnifies us for Nexstar’s activities pursuant to the local service agreements.

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

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2014:

Station	Market	Affiliation	Date of Execution	Expiration Date
KTVE	Monroe, LA-El Dorado, AR	NBC	01/16/08	01/16/17
KCIT and KCPN-LP	Amarillo, TX	FOX MyNetworkTV	03/17/09 03/17/09	05/01/18 05/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	FOX MyNetworkTV	06/01/99 06/01/99	06/01/18 06/01/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/21
KLRT/KASN	Little Rock-Pine Bluff, AR	FOX/The CW	01/01/13	01/01/22
WVNY	Burlington-Plattsburgh, VT	ABC	03/01/13	03/01/22
WAWV	Terre Haute, IN	ABC	05/09/03	05/09/22
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/22
KSAN	San Angelo, TX	NBC	06/13/03	06/13/22
WTVW	Evansville, IN	The CW/Bounce TV	11/01/13	11/01/22
KHMT	Billings, MT	FOX	12/30/03	12/31/22
KAMC	Lubbock, TX	ABC	12/30/03	12/31/22
KOLR	Springfield, MO	CBS	12/30/03	12/31/22
WUTR	Utica, NY	ABC	04/01/04	03/31/23
WFXP	Erie, PA	FOX	12/01/05	11/30/23
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	10/31/24

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

We retained PricewaterhouseCoopers LLP to audit the Financial Statements of Mission Broadcasting, Inc. for the years ended December 31, 2014 and 2013, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2014 and 2013 for these various services were:

	2014	2013
Audit Fees (1)	$225,000	$210,000
Audit Related Fees (2)	—	—
Tax Fees (3)	74,250	66,000
All Other Fees (4)		—
Total	$299,250	$276,000

(1)

“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the Financial Statements included in our Annual Report on Form 10-K and review of Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our Financial Statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements. The Financial Statements of Mission Broadcasting, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules. The schedule of Valuation and Qualifying Accounts appears in Note 13 to the Consolidated Financial Statements filed as part of this report.
(3)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2015.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has a significant relationship with Nexstar Broadcasting Group, Inc. that is discussed in Notes 1, 2, 4, 7 and 11 to the financial statements.

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 20, 2015

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$880	$3,716
Accounts receivable, net of allowance for doubtful accounts of $90 and $96, respectively	6,895	5,059
Current portion of broadcast rights	1,335	1,390
Due from Nexstar Broadcasting, Inc.	29,867	-
Deferred tax assets, net	9,351	8,160
Prepaid expenses and other current assets	391	231
Total current assets	48,719	18,556
Property and equipment, net	24,166	26,760
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	21,310	24,038
Deferred tax assets, net	14,956	25,727
Other noncurrent assets, net	8,862	5,616
Total assets	$192,065	$174,749
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,837	$2,334
Current portion of broadcast rights payable	1,413	1,454
Due to Nexstar Broadcasting, Inc.	-	3,847
Accounts payable	907	723
Accrued expenses	3,987	2,372
Other current liabilities	406	401
Total current liabilities	8,550	11,131
Debt	233,357	230,131
Other liabilities	8,667	8,080
Total liabilities	250,574	249,342
Commitments and contingencies
Shareholders' deficit:
Common stock - $1.00 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2014 and 2013	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(58,509)	(74,593)
Total shareholders' deficit	(58,509)	(74,593)
Total liabilities and shareholders' deficit	$192,065	$174,749

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Retransmission compensation and other	$36,498	$28,971	$18,610
Revenue from Nexstar Broadcasting, Inc.	42,079	39,513	33,352
Net revenue	78,577	68,484	51,962
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	18,135	14,550	7,320
Selling, general, and administrative expenses, excluding depreciation and amortization	3,118	3,058	2,887
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	9,780	9,740	7,740
Amortization of broadcast rights	5,844	6,034	4,239
Amortization of intangible assets	2,728	6,762	5,081
Depreciation	2,760	3,535	2,853
Loss (gain) on asset disposal, net	70	177	(155)
Total operating expenses	42,435	43,856	29,965
Income from operations	36,142	24,628	21,997
Interest expense, net	(10,014)	(16,181)	(15,037)
Loss on extinguishment of debt	(21)	(14,332)	(233)
Other expense	-	(302)	-
Income (loss) before income taxes	26,107	(6,187)	6,727
Income tax (expense) benefit	(10,023)	2,441	40,515
Net income (loss)	$16,084	$(3,746)	$47,242

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2014

(in thousands, except share information)

				Contra Equity
				Due from
				Nexstar
				Broadcasting, Inc.		Total
	Common Stock		Subscription	on Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balances as of December 31, 2011	1,000	$1	$(1)	$(189,330)	$(118,089)	$(307,419)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion	-	-	-	(594)	-	(594)
Net income	-	-	-	-	47,242	47,242
Balances as of December 31, 2012	1,000	1	(1)	(189,924)	(70,847)	(260,771)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion	-	-	-	(488)	-	(488)
Repurchase of the 8.875% senior secured second lien notes, Nexstar portion	-	-	-	186,905	-	186,905
Nexstar interest payments on 8.875% senior second lien notes, net of interest accrual	-	-	-	3,507	-	3,507
Net loss	-	-	-	-	(3,746)	(3,746)
Balances as of December 31, 2013	1,000	1	(1)	-	(74,593)	(74,593)
Net income	-	-	-	-	16,084	16,084
Balances as of December 31, 2014	1,000	$1	$(1)	$-	$(58,509)	$(58,509)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$16,084	$(3,746)	$47,242
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	9,580	(2,538)	(40,621)
Provision for bad debt	60	84	2
Depreciation of property and equipment	2,760	3,535	2,853
Amortization of intangible assets	2,728	6,762	5,081
Amortization of debt financing costs	556	527	229
Amortization of broadcast rights, excluding barter	1,765	1,806	1,374
Payments for broadcast rights	(1,714)	(2,230)	(1,680)
Loss (gain) on asset disposal, net	70	177	(155)
Deferred gain recognition	(198)	(199)	(198)
Premium on debt extinguishment	-	(11,827)	-
Issue discount paid upon debt extinguishment	-	(3,397)	-
Amortization of debt discount	61	416	425
Loss on extinguishment of debt	21	14,332	233
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,896)	(1,520)	(1,101)
Prepaid expenses and other current assets	(160)	(30)	(64)
Other noncurrent assets	(49)	(58)	-
Accounts payable and accrued expenses	1,816	1,021	417
Interest payable	-	(2,734)	246
Other noncurrent liabilities	(121)	(312)	11
Due to/due from Nexstar Broadcasting, Inc.	(33,291)	4,359	(8,497)
Net cash (used in) provided by operating activities	(1,928)	4,428	5,797
Cash flows from investing activities:
Purchases of property and equipment	(236)	(165)	(287)
Deposits and payments for acquisitions	(3,200)	(59,508)	(6,000)
Proceeds from disposal of property and equipment	-	3,080	196
Net cash used in investing activities	(3,436)	(56,593)	(6,091)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,500	195,000	48,000
Repayments of long-term debt	(2,832)	(138,010)	(49,115)
Payments for debt financing costs	(140)	(1,427)	(171)
Net cash provided by (used in) financing activities	2,528	55,563	(1,286)
Net (decrease) increase in cash and cash equivalents	(2,836)	3,398	(1,580)
Cash and cash equivalents at beginning of period	3,716	318	1,898
Cash and cash equivalents at end of period	$880	$3,716	$318

Supplemental information:
Interest paid	$9,399	$21,369	$14,137
Income taxes paid, net of refunds	$667	$130	$81
Non-cash investing and financing activities:
Accrued purchases of property and equipment	-	-	2
Accrued debt financing costs	$8	$72	$114

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2014, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 2 digital multicast channels, affiliated with the NBC, ABC, CBS, FOX, MyNetworkTV or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 16, 2015, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2014, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and its consolidated variable interest entities, including Mission. The Company’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2014, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement governing its senior secured credit facility.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2014 with Nexstar:

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

(2)

Mission has both a shared services agreement (“SSA”) and a joint sales agreement (“JSA”) for each of these stations. Each SSA allows the Nexstar station in the market to provide services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from Mission as described in the SSAs. Each JSA permits Nexstar to sell certain of the station’s advertising time and retain a percentage of the related revenue, as described in the JSAs.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have terms of eight to ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements. In compliance with Federal Communications Commission (“FCC”) regulations for both Nexstar and Mission, Mission maintains complete responsibility for and control over programming, finances, personnel and operation of its stations.

Under the local service agreements, Nexstar has received substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations. Mission anticipates that Nexstar will continue to receive substantially all of Mission’s available cash, after satisfaction of operating costs and debt obligations.

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of property and equipment, intangible assets and goodwill from business combinations, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of broadcast rights, the carrying amounts and the recoverability and useful lives of tangible and intangible assets. Actual results may vary from such estimates recorded.

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

Revenue Recognition

The Company’s revenue is primarily derived from the sale of television advertising by Nexstar under JSAs, retransmission compensation and other broadcast related revenues:

•

Revenue from Nexstar, representing a percentage of net advertising revenue derived from the sale of commercials on the Company’s stations, is recognized in the period during which the spots are broadcast.

•	Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers.
•	Other revenues, which include tower rent revenue and network compensation, are recognized in the period during which the services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $4.1 million, $4.2 million and $2.9 million of barter revenue and barter expense for the years ended December 31, 2014, 2013 and 2012, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Statements of Operations.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, the Company evaluates the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of broadcast rights and adjusts amortization in that quarter for any deficiency calculated.

Property and Equipment, Net

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

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”) and network affiliation agreements arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair values of net assets acquired is recorded as goodwill. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses, that such renewals generally may be obtained indefinitely and at little cost and that the technology used in broadcasting is not expected to be replaced in the foreseeable future. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its stations by market (“reporting unit”) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates; and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization; and by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

The Company tests network affiliation agreements for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a network affiliation agreement is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for network affiliation agreements consists of a station-by-station comparison of the carrying amount of network affiliation agreements with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2014 and 2013, debt financing costs of $2.9 million and $3.8 million, respectively, were included in other noncurrent assets in the accompanying Balance Sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2014, 2013 and 2012, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 provides guidance that raises the threshold for disposals to qualify as a discontinued operation. ASU 2014-08 also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation and requires additional disclosures for discontinued operation and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The update is effective for the years beginning after December 15, 2014. Early application is permitted. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

3. Acquisitions

2013 Acquisitions

WVNY

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate, in the Burlington-Plattsburgh, Vermont market from Smith Media, LLC for $5.7 million in cash, funded by a combination of the Company’s $5.0 million borrowings under its revolving credit facility and cash on hand. This acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

WVNY’s net revenue of $2.9 million and net income of $1.5 million from the date of acquisition to December 31, 2013 have been included in the accompanying Statement of Operations.

KLRT/KASN

Effective January 1, 2013, Mission acquired the assets of KLRT, the FOX affiliate, and KASN, the CW affiliate, both in the Little Rock, Arkansas market, from Newport Television LLC and Newport Television License LLC for $59.7 million in cash. Pursuant to the terms of the purchase agreement, Mission made an initial payment of $6.0 million against the purchase price on July 18, 2012. The remainder of the purchase price was funded by Mission through the proceeds of $60.0 million term loan under its senior secured credit facility. This acquisition allows Mission entrance into this market.

The fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

Broadcast rights	$2,279
Prepaid expenses and other current assets	71
Property and equipment	11,153
FCC licenses of consolidated VIEs	16,827
Network affiliation agreements	17,002
Other intangible assets	2,511
Goodwill	12,727
Other assets	7
Total assets acquired	62,577
Less: Broadcast rights payable	(2,492)
Less: Accounts payable and accrued expenses	(386)
Net assets acquired	$59,699

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

KLRT/KASN’s net revenue of $20.4 million and net income of $9.4 million during the year ended December 31, 2013 have been included in the accompanying Statement of Operations.

No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013. During the year ended December 31, 2012, transaction costs relating to the KLRT/KASN acquisition, including legal and professional of $0.1 million, were expensed as incurred during the year ended December 31, 2012.

Unaudited Pro Forma Information

The WVNY acquisition is immaterial. Thus, pro forma information has not been provided for this acquisition.

The following unaudited pro forma information has been presented as if the acquisition of KLRT and KASN had occurred on January 1, 2012, for the year ended December 31 (in thousands):

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

Pending Acquisition

Parker

On December 18, 2013, Mission entered into a definitive agreement with Excalibur Broadcasting, LLC (“Excalibur”) to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market. The acquisition will allow Mission entrance into this market. The FCC has not granted consent to Mission’s acquisition of Parker. On May 27, 2014, Mission and Excalibur terminated their purchase agreement and Mission assumed Excalibur’s rights, title and interest in an existing purchase agreement to acquire Parker for $4.0 million in cash, subject to adjustments for working capital. In connection with this restructuring, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition is subject to FCC approval and other customary conditions and Mission is expecting it to close during 2015. Mission expects to fund the remaining purchase price through cash generated from operations prior to closing. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2014.

4. Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with an SSA, the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station that the Company has entered into an SSA, it has also entered into a JSA, whereby Nexstar sells certain advertising time of the station and retains a percentage of the related revenue. For the stations with a TBA, Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Statements of Operations.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements to which Nexstar is a party.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. The Company had the following local service agreements in effect with Nexstar as of December 31, 2014:

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

5. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2014	2013
Buildings and improvements	39	$8,115	$8,016
Land	N/A	1,688	1,688
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	42,730	43,566
Office equipment and furniture	3-7	1,372	1,504
Vehicles	5	791	851
Construction in progress	N/A	33	-
		54,799	55,695
Less: accumulated depreciation		(30,633)	(28,935)
Property and equipment, net		$24,166	$26,760

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2014 and 2013, the balance of deferred gain included $1.0 million and $1.2 million, respectively, in other noncurrent liabilities in the accompanying Balance Sheets and $0.2 million in other current liabilities as of each of the years then ended.

In 2013, the Company sold certain of its studio equipment, computers, furniture and fixtures and vehicles to Nexstar for $2.9 million in cash. No gain or loss was recognized by the Company in connection with this transaction.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (in thousands):

	Estimated	2014			2013
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(64,419)	$20,086	$84,505	$(61,716)	$22,789
Other definite-lived intangible assets	1-15	15,661	(14,437)	1,224	15,661	(14,412)	1,249
Other intangible assets		$100,166	$(78,856)	$21,310	$100,166	$(76,128)	$24,038

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2014 and 2013.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2014 (in thousands):

2015	$2,561
2016	2,561
2017	2,437
2018	2,145
2019	1,936
Thereafter	9,670
$21,310

The changes in the carrying amounts of goodwill and FCC licenses for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2012	$20,280	$(1,550)	$18,730	$32,636	$(10,697)	$21,939
Acquisitions (See Note 3)	13,759	-	13,759	19,624	-	19,624
Balances as of December 31, 2013	34,039	(1,550)	32,489	52,260	(10,697)	41,563
Balances as of December 31, 2014	34,039	(1,550)	32,489	52,260	(10,697)	41,563

The Company did not have any indicators of impairment in 2014 and therefore did not perform interim impairment tests for goodwill or FCC licenses during this period. The Company performed its annual impairment tests on these intangible assets in the fourth quarter of 2014 using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts and thus it was not necessary to perform the quantitative test method.

The Company’s quantitative annual impairment test of goodwill and FCC licenses performed as of December 31, 2013 resulted in no impairment charge being recognized.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2014	2013
Term loans, net of discount of $370 and $431, respectively	$229,694	$232,465
Revolving loans	5,500	-
Less: current portion	(1,837)	(2,334)
	$233,357	$230,131

Senior Secured Credit Facility

On March 10, 2014, pursuant to the mandatory prepayment provisions under Mission’s credit agreement, Mission prepaid $1.0 million of the outstanding principal balance under its Term Loan B-2. The mandatory prepayment was calculated per the credit agreement, based on the consolidated first lien indebtedness ratio, as defined in Nexstar’s credit agreement.

Effective April 30, 2014, Mission amended its credit agreement. The amendment decreased Mission’s total commitment under its Term Loan A from $90.0 million to $60.0 million. Pursuant to the terms of the amended credit agreement, Mission may reallocate its unused Term Loan A commitment to Nexstar. Additionally, the amendment increased the fee on unused Term Loan A commitment from 0.5% to 1.0% and extended the quarterly principal payments commencement from June 30, 2014 to December 31, 2014.

On October 31, 2014, Mission re-allocated all of its $60.0 million unused Term Loan A commitment to Nexstar.

On December 1, 2014, Mission amended its credit agreement which decreased its revolving loan commitment from $30.0 million to $8.0 million.

On December 31, 2014, Mission borrowed $5.5 million under its revolving credit facility in order to pay Nexstar for amounts due under service arrangements.

As of December 31, 2014 and 2013, the Mission senior secured credit facility (the “Mission Facility”) had $229.7 million and $232.5 million term loans outstanding, respectively, and $5.5 million and no amounts outstanding under its revolving credit facility as of the years then ended.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the years ended December 31, 2014 and 2013, Mission repaid scheduled maturities of $1.8 million and $1.1 million, respectively, of its term loans.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s Fourth Amended and Restated Credit Agreement. The interest rate of Mission’s Term Loan B-2 was 3.75% as of each of the years ended December 31, 2014 and 2013 and the interest rate on Mission’s revolving loans was 2.4% as of each of the years then ended.  Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

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

Unused Commitments and Borrowing Availability

As of December 31, 2014, the Company had $2.5 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations. On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Credit Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility and senior unsecured notes (the “6.875% Notes”). The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Mission and Nexstar. See Note 11 for additional information on Mission’s guarantee of Nexstar’s debt.

Debt Covenants

The Mission Facility does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its debt covenants as of December 31, 2014.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$229,694	$227,195	$232,465	$233,299
Revolving loans	5,500	5,386	-	-

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

Debt Maturities

As of December 31, 2014, the scheduled maturities of Mission’s debt, excluding the unamortized discount, for the years ended December 31 are summarized as follows (in thousands):

2015	$1,837
2016	2,335
2017	7,835
2018	2,335
2019	2,335
Thereafter	218,887
$235,564

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2014 and 2013, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2014	2013	2012
Current tax expense (benefit):
Federal	$403	$(4)	$4
State	56	101	102
	459	97	106
Deferred tax expense (benefit):
Federal	7,899	(2,128)	(38,337)
State	1,665	(410)	(2,284)
	9,564	(2,538)	(40,621)
Income tax expense (benefit)	$10,023	$(2,441)	$(40,515)

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

The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2014	2013	2012
Income tax expense (benefit) at 35% statutory federal rate	$9,137	$(2,165)	$2,354
Change in valuation allowance	-	-	(43,035)
State and local taxes, net of federal benefit	1,020	(173)	418
Other	(134)	(103)	(252)
Income tax expense (benefit)	$10,023	$(2,441)	$(40,515)

The components of the net deferred tax asset (liability) were as follows, as of December 31 (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$37,566	$45,175
Other intangible assets	-	2,103
Deferred revenue	466	562
Other	1,997	1,603
Total deferred tax assets	40,029	49,443
Deferred tax liabilities:
Property and equipment	(3,638)	(3,300)
Goodwill	(3,866)	(5,619)
Other intangible assets	(1,974)	-
FCC licenses	(6,244)	(6,637)
Total deferred tax liabilities	(15,722)	(15,556)
Net deferred tax assets	$24,307	$33,887

During the years ended December 31, 2014, 2013 and 2012, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2010. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2014, the Company has federal NOLs available of $112.8 million and post-apportionment state NOLs available of $31.8 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire at various dates through 2033 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC has established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it recently has solicited comment on whether that deadline should be extended.

Media Ownership

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”

In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (the “FNPRM”). The FNPRM incorporates the record of the uncompleted 2010 quadrennial review proceeding and solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party will be deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. Mission has intervened in this proceeding. If the Company is required to amend or terminate its existing JSAs with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or local marketing agreement (“LMA”) between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. These new processing guidelines have impacted the Company’s pending and previously announced acquisitions and may affect the Company’s acquisition of additional stations in the future.

In September 2013, the FCC commenced a rulemaking proceeding to consider whether to eliminate the “UHF discount” that is currently used to calculate compliance with the national television ownership limit.

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  This Report and Order is the subject of a pending court appeal.  In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum.  Comments on this public notice were filed in the first quarter of 2015. The FCC is deciding additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between multichannel video program distributors (“MVPDs”) and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations during a retransmission consent dispute.

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule requires the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. This new rule is now effective. On December 5, 2014, legislation was enacted which extended the joint negotiation prohibition to all non-commonly owned television stations in a market.

Concurrently with its adoption of the joint negotiation rule, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on its business.

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2014 (in thousands):

2015	$1,041
2016	755
2017	485
2018	146
$2,427

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $1.6 million during each of the years ended December 31, 2014, 2013 and 2012. Future minimum lease payments under these operating leases are as follows as of December 31, 2014 (in thousands):

2015	$1,857
2016	1,931
2017	1,951
2018	2,006
2019	2,095
Thereafter	10,843
$20,683

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes. The 6.875% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and 6.875% Notes. As of December 31, 2014, Nexstar had $525.6 million outstanding obligations under its 6.875% Notes due on November 15, 2020 and had a maximum commitment of $511.3 million under its senior secured credit facility, of which $260.0 million in Term Loan B-2 and $156.3 million in Term Loan A were outstanding. Nexstar’s Term Loan B-2, which matures on October 1, 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. Nexstar’s Term Loan A, which matures on June 28, 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, adjusted for any prepayments, with the remainder due at maturity.

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% senior unsecured notes at par (the “6.125% Notes”). The notes will mature on February 15, 2022. Mission is a guarantor of the 6.125% Notes subject to certain customary release provisions.

In January and February of 2015, Nexstar borrowed a net amount of $40.0 million under its revolving loan facility.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Broadcasting Group, Inc. and subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $20 thousand, $20 thousand and $16 thousand to the Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

13. Valuation and Qualifying Accounts

Valuation Allowance on Deferred Tax Assets Rollforward

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period
Year Ended December 31, 2014	$-	$-	$-	$-
Year Ended December 31, 2013	-	-	-	-
Year Ended December 31, 2012	43,035	-	(43,035)	-

(1)	In the fourth quarter of 2012, the Company released the valuation allowance against deferred tax assets.

14. Subsequent Events

On January 29, 2015, Nexstar completed the issuance and sale of its 6.125% Notes. In January and February 2015, Nexstar borrowed a net amount of $40.0 million under its revolving loan facility. Mission is a guarantor of Nexstar’s debt. See Note 11 for additional information.

On January 30, 2015, Mission repaid the outstanding principal balance under its revolving credit facility of $5.5 million.

On September 13, 2013, Mission entered into a definitive agreement to acquire WICZ, the FOX affiliate, and WBPN-LP, the MyNetworkTV affiliate, both in the Binghamton, New York market, from Stainless Broadcasting, L.P. (“Stainless”) Under the terms of the purchase agreement, Mission originally agreed to acquire the assets of WICZ and WBPN-LP. A deposit of $0.2 million was paid by Mission to Stainless in September 2013 upon signing the agreement. On March 12, 2015, the purchase agreement was terminated and Stainless refunded the deposit to Mission.

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

4.1

Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.2

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.3

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Mission Broadcasting, Inc., Nexstar Broadcasting Group, Inc. and The Bank of New York Mellon, as trustee and collateral agent (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.4

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015)

10.1

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.5

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.6

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.7

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.8

Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

Exhibit No.	Exhibit Index
10.9

First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.10

Second Amendment (Incremental Amendment) to the Fifth Amended and Restated Credit Agreement, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.11

Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.12

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.13

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.14

Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.15

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.16

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.17

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.18

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.19

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.20

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.21

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.22

Amendment to Time Brokerage Agreement, dated as of July 31, 1998, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP – WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.23

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP – WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.24

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.25

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

10.34

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.35

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

10.38

Letter received from Nexstar Broadcasting, Inc. notifying Mission of the election to extend Shared Service Agreement (KODE-KSNF). (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed by Nexstar Broadcasting Group, Inc. on May 9, 2012)

10.39

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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

10.42

Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.43

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index
10.44

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.45

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.46

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.47

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.48

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

10.50

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

10.53

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.54

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.55

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

10.58

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.59

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.60

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.61

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.62

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

Exhibit No.	Exhibit Index
10.63

Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.64

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.65

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.66

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.67

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.68

Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.69

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

10.71

Shared Services Agreement, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV – KASN) (Incorporated by reference to Exhibit 10.86 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.72

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

10.74

Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.75

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.76

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

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2014 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

*	Filed herewith