Form 10-Q
period 2015-03-31
MISSION BROADCASTING INC
filed 2015-05-15
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 11, 2015, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,137	$880
Accounts receivable, net of allowance for doubtful accounts of $90 at each of March 31, 2015 and December 31, 2014	8,842	6,895
Due from Nexstar Broadcasting, Inc.	28,177	29,867
Deferred tax assets, net	9,419	9,351
Prepaid expenses and other current assets	1,154	1,726
Total current assets	50,729	48,719
Property and equipment, net	23,596	24,166
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	20,700	21,310
Deferred tax assets, net	12,325	14,956
Other noncurrent assets, net	7,885	8,862
Total assets	$189,287	$192,065
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,961	$1,837
Current portion of broadcast rights payable	1,067	1,413
Accounts payable	882	907
Accrued expenses	3,991	3,987
Other current liabilities	491	406
Total current liabilities	8,392	8,550
Debt	227,288	233,357
Other liabilities	7,764	8,667
Total liabilities	243,444	250,574
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2015 and December 31, 2014	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(54,157)	(58,509)
Total shareholders' deficit	(54,157)	(58,509)
Total liabilities and shareholders' deficit	$189,287	$192,065

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net broadcast revenue	$12,110	$8,880
Revenue from Nexstar Broadcasting, Inc.	8,554	9,648
Net revenue	20,664	18,528
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	5,188	4,366
Selling, general, and administrative expenses, excluding depreciation and amortization	862	823
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,445
Amortization of broadcast rights	1,468	1,490
Amortization of intangible assets	610	773
Depreciation	602	733
Total operating expenses	11,175	10,630
Income from operations	9,489	7,898
Interest expense, net	(2,316)	(2,493)
Income before income taxes	7,173	5,405
Income tax expense	(2,821)	(2,101)
Net income	$4,352	$3,304

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,352	$3,304
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	2,563	1,963
Provision for bad debt	-	19
Depreciation of property and equipment	602	733
Amortization of intangible assets	610	773
Amortization of debt financing costs	120	146
Amortization of broadcast rights, excluding barter	439	439
Payments for broadcast rights	(455)	(435)
Deferred gain recognition	(50)	(49)
Amortization of debt discount	14	17
Changes in operating assets and liabilities:
Accounts receivable	(1,947)	(1,138)
Prepaid expenses and other current assets	241	103
Other noncurrent assets	(14)	(15)
Accounts payable and accrued expenses	(33)	833
Other noncurrent liabilities	(26)	(28)
Due to/due from Nexstar Broadcasting, Inc.	1,690	(8,203)
Net cash provided by (used in) operating activities	8,106	(1,538)
Cash flows from investing activities:
Purchases of property and equipment	(32)	(84)
Deposit refund	150	-
Net cash provided by (used in) investing activities	118	(84)
Cash flows from financing activities:
Repayments of long-term debt	(5,959)	(1,455)
Payments for debt financing costs	(8)	(72)
Net cash used in financing activities	(5,967)	(1,527)
Net increase (decrease) in cash and cash equivalents	2,257	(3,149)
Cash and cash equivalents at beginning of period	880	3,716
Cash and cash equivalents at end of period	$3,137	$567

Supplemental information:
Interest paid	$2,181	$2,332
Income taxes paid, net of refunds	$11	$4

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of March 31, 2015, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 2 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 16, 2015, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2015, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2015, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 5 for fair value disclosures related to the Company’s debt.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ deficit as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with a proposed one year delay. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company does not expect this guidance to have a significant impact on its financial statements, other than a change in the financial statement classification of debt issuance costs. As of March 31, 2015 and December 31, 2014, $2.8 million and $2.9 million, respectively, of net debt financing costs were included in other noncurrent assets in the Condensed Balance Sheets. Under the new guidance, the carrying amount of debt financing costs would reduce the Company’s total debt.

3.  Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station with which the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells certain advertising time of the station and retains a percentage of the related revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Condensed Statements of Operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2015:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(65,029)	$19,476	$84,505	$(64,419)	$20,086
Other definite-lived intangible assets	1-15	15,661	(14,437)	1,224	15,661	(14,437)	1,224
Other intangible assets		$100,166	$(79,466)	$20,700	$100,166	$(78,856)	$21,310

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2015 (in thousands):

Remainder of 2015	$1,921
2016	2,561
2017	2,437
2018	2,145
2019	1,936
2020	1,539
Thereafter	8,161
$20,700

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of March 31, 2015	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of March 31, 2015, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loans, net of discount of $355 and $370, respectively	$229,249	$229,694
Revolving loans	-	5,500
	229,249	235,194
Less: current portion	(1,961)	(1,837)
	$227,288	$233,357

2015 Transactions

In January 2015, the Company repaid the $5.5 million outstanding principal under its revolving credit facility. In March 2015, the Company repaid the scheduled maturities under its term loans of $0.5 million.

Unused Commitments and Borrowing Availability

As of March 31, 2015, the Company had $8.0 million unused revolving loan commitment under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $525.0 million 6.875% senior unsecured notes (the “6.875% Notes”) and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of March 31, 2015.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$229,249	$228,940	$229,694	$227,195
Revolving loans	-	-	5,500	5,386

The fair values of the term loans and the revolving loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

6.  FCC Regulatory Matters

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it recently has suspended that deadline pending action in an ongoing rulemaking proceeding.

Media Ownership

The FCC is required to review its media ownership rules every four years and to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”

In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of a Further Notice of Proposed Rulemaking (“FNPRM”). The FNPRM incorporates the record of the uncompleted 2010 quadrennial review proceeding and solicits comment on proposed changes to the media ownership rules. Among the proposals in the FNPRM are (1) retention of the current local television ownership rule (but with modifications to certain service contour definitions to conform to digital television broadcasting), (2) elimination of the radio/television cross-ownership rule, (3) elimination of the newspaper/radio cross-ownership rule, and (4) retention of the newspaper/television cross-ownership rule, while considering waivers of that rule in certain circumstances. The FNPRM also proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in the third quarter of 2014.

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. Congressional legislation signed into law in late 2014 extended this compliance period for an additional six months, and the compliance deadline is now December 19, 2016. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. Mission has intervened in this proceeding. If the Company is required to amend or terminate its existing JSAs with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Spectrum

The FCC has initiated various proceedings to assess the availability of spectrum to meet future wireless broadband needs. The FCC’s March 2010 “National Broadband Plan” recommends the reallocation of 120 megahertz of the spectrum currently used for broadcast television for wireless broadband use. The FCC has thus far adopted rules permitting television stations to share a single 6 megahertz channel and requested comment on proposals that include, among other things, whether to add new frequency allocations in the television bands for licensed fixed and mobile wireless uses and whether to implement technical rule modifications to improve the viability of certain channels that are underutilized by digital television stations. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction. This Report and Order is the subject of a pending court appeal. In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum. Comments on this public notice were filed in the first quarter of 2015. The FCC is deciding additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in 2016. The reallocation of television spectrum for wireless broadband use will require some television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact on its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. This new rule is now effective. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule and legislation require the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC has not yet commenced this proceeding, and we cannot predict its outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiation, the FCC also adopted a further notice of proposed rulemaking which seeks comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television programs without the consent of the broadcast station violate the copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

7.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes.

On January 29, 2015, Nexstar completed the issuance and sale of $275.0 million 6.125% Notes at par. The 6.125% Notes will mature on February 15, 2022. Mission is a guarantor of the 6.125% Notes subject to certain customary release provisions.

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of March 31, 2015, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $275.0 million outstanding obligations under its 6.125% Notes and had a maximum commitment of $508.8 million under its senior secured credit facility, of which $259.5 million in Term Loan B-2, $154.3 million in Term Loan A and $40.0 million in revolving loans were outstanding.

Nexstar’s Term Loan B-2 is payable in consecutive quarterly installments of 0.25% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on October 1, 2020. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 5.0% to 10.0% of the aggregate principal, adjusted for any prepayments, beginning December 31, 2014. The remainder of the principal is due at maturity on June 28, 2018. Nexstar’s revolving loans are due in December 2017.

In April and May 2015, Nexstar repaid the $40.0 million outstanding principal balance under its revolving loan facility.

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

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Throughout this discussion, all references to “Mission”, “we”, “our”, “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2015, we owned and operated 20 television stations and 2 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2015 with Nexstar:

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

The operating revenue of our stations is derived primarily from broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2015 is not an election year or an Olympic year.

We earn revenues from local cable providers, direct broadcast satellite services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. We have been successful at negotiating favorable pricing with MVPDs, as well as signing retransmission agreements with additional MVPDs, driving significant revenue gains over the last few years.

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

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until December 19, 2016 to come into compliance. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our JSA revenue in 2015; however, our company may begin to be negatively impacted by the new JSA attribution rule in 2016. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. We have intervened in this proceeding.

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

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, legislation was enacted which extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Historically, we have negotiated retransmission consent agreements jointly with Nexstar. We are now required to separately negotiate our future retransmission consent agreements with MVPDs for certain of our stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands) and each type of revenue (other than barter revenue and revenue from Nexstar) as a percentage of total net broadcast revenue before barter:

	Three Months Ended March 31,
	2015	2014
Retransmission compensation	$10,920	$7,701
Other	161	128
Barter revenue	1,029	1,051
Revenue from Nexstar	8,554	9,648
Net revenue	$20,664	$18,528

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
Net revenue	$20,664	100.0	$18,528	100.0
Operating expenses:
Corporate expenses	334	1.6	322	1.7
Station direct operating expenses	5,188	25.1	4,366	23.6
Station selling, general and administrative expenses	528	2.6	501	2.6
Fees incurred pursuant to local service agreements with Nexstar	2,445	11.8	2,445	13.2
Barter expense	1,029	5.0	1,051	5.7
Depreciation	602	2.9	733	4.0
Amortization of intangible assets	610	3.0	773	4.2
Amortization of broadcast rights, excluding barter	439	2.1	439	2.4
Income from operations	$9,489		$7,898

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Net revenue for the three months ended March 31, 2015 increased by $2.1 million, or 11.5%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $8.6 million for the three months ended March 31, 2015, compared to $9.7 million for the same period in 2014, a decrease of $1.1 million, or 11.3%, primarily due to 2015 not being an election year or an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $10.9 million for the three months ended March 31, 2015, compared to $7.7 million for the same period in 2014, an increase of $3.2 million, or 41.8%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for each of the three months ended March 31, 2015 and 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $5.7 million for the three months ended March 31, 2015, compared to $4.9 million for the same period in 2014, an increase of $0.8 million, or 17.4%. The increase was primarily due to an increase in programming costs of $0.9 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended March 31, 2015 and 2014.

Depreciation of property and equipment was $0.6 million for the three months ended March 31, 2015, compared to $0.7 million for the same period in 2014, a decrease of $0.1 million, or 17.9%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $0.6 million for the three months ended March 31, 2015, compared to $0.8 million for the same period in 2014, a decrease of $0.2 million, or 21.1%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense, net was $2.3 million for the three months ended March 31, 2015, compared to $2.5 million for the same period in 2014, a decrease of $0.2 million, or 7.1%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

Income tax expense was $2.8 million for the three months ended March 31, 2015 and $2.1 million for the same period in 2014, or an increase of $0.7 million. The effective tax rates for the three months ended March 31, 2015 and 2014 were 39.3% and 38.9%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 16, 2015, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2015. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided (used in) by operating activities	$8,106	$(1,538)
Net cash provided by (used in) investing activities	118	(84)
Net cash used in by financing activities	(5,967)	(1,527)
Net increase (decrease) in cash and cash equivalents	$2,257	$(3,149)
Cash paid for interest	$2,181	$2,332
Cash paid for income taxes, net of refunds	$11	$4

	As of	As of
	March 31,	December 31,
	2015	2014
Cash and cash equivalents	$3,137	$880
Long-term debt including current portion	229,249	235,194
Unused revolving loan commitments under senior secured credit facilities	8,000	2,500

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $9.6 million during the three months ended March 31, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue of $2.1 million less an increase in station and corporate operating expenses of $0.8 million and source of cash from the timing of payments of amounts due to Nexstar of $10.0 million. These increases in cash flows were partially offset by a $0.9 million use of cash resulting from the timing of payments to vendors.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $0.1 million during the three months ended March 31, 2015, compared to the net cash flows used in investing activities of $0.1 million for the same period in 2014. On March 12, 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $4.4 million during the three months ended March 31, 2015, compared to the same period in 2014. On January 30, 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million. In 2014, we repaid a total of $1.5 million outstanding principal under our term loans.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2015, we had total debt of $229.2 million which represented 130.9% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2015, we have $8.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Senior secured credit facility	$229,604	$1,377	$4,670	$4,670	$218,887

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2015, Nexstar had a maximum commitment of $508.8 million under its senior secured credit facility, of which $453.8 million of debt was outstanding, had $525.0 million of the 6.875% Notes outstanding and had $275.0 million of the 6.125% Notes outstanding.

In April and May 2015, Nexstar repaid the $40.0 million outstanding principal balance under its revolving loan facility.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 16, 2015. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of March 31, 2015, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of March 31, 2015, there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of March 31, 2015, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at March 31, 2015. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of March 31, 2015. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of March 31, 2015, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

Impact of Inflation

We believe that our results of operations are not affected by moderate changes in the inflation rate.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Mission’s management, with the participation of Mission’s President and Treasurer (who is Mission’s principal executive officer and principal financial and accounting officer), conducted an evaluation as of the end of the period covered by this report of the effectiveness of the design and operation of Mission’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Based upon that evaluation, Mission’s President and Treasurer concluded that as of the end of the period covered by this report, Mission’s disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed by Mission in the reports it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Mission’s management, including its President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2015, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 14, 2015