Form 10-Q
period 2015-06-30
MISSION BROADCASTING INC
filed 2015-08-12
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 10, 2015, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$886	$880
Accounts receivable, net of allowance for doubtful accounts of $111 and $90, respectively	8,463	6,895
Due from Nexstar Broadcasting, Inc.	40,020	29,867
Deferred tax assets, net	9,675	9,351
Prepaid expenses and other current assets	1,229	1,726
Total current assets	60,273	48,719
Property and equipment, net	22,990	24,166
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	20,103	21,310
Deferred tax assets, net	9,244	14,956
Other noncurrent assets, net	7,567	8,862
Total assets	$194,229	$192,065
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,086	$1,837
Current portion of broadcast rights payable	838	1,413
Accounts payable	837	907
Accrued expenses	5,064	3,987
Other current liabilities	485	406
Total current liabilities	9,310	8,550
Debt	226,719	233,357
Other liabilities	7,454	8,667
Total liabilities	243,483	250,574
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2015 and December 31, 2014	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(49,254)	(58,509)
Total shareholders' deficit	(49,254)	(58,509)
Total liabilities and shareholders' deficit	$194,229	$192,065

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net broadcast revenue	$12,238	$8,749	$24,348	$17,629
Revenue from Nexstar Broadcasting, Inc.	9,353	9,808	17,907	19,456
Net revenue	21,591	18,557	42,255	37,085
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	5,468	4,256	10,656	8,622
Selling, general, and administrative expenses, excluding depreciation and amortization	800	783	1,662	1,606
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,445	4,890	4,890
Amortization of broadcast rights	1,376	1,401	2,844	2,891
Amortization of intangible assets	597	710	1,207	1,483
Depreciation	610	723	1,212	1,456
Total operating expenses	11,296	10,318	22,471	20,948
Income from operations	10,295	8,239	19,784	16,137
Interest expense	(2,322)	(2,523)	(4,638)	(5,016)
Loss on extinguishment of debt	-	(21)	-	(21)
Income before income taxes	7,973	5,695	15,146	11,100
Income tax expense	(3,070)	(2,217)	(5,891)	(4,318)
Net income	$4,903	$3,478	$9,255	$6,782

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,255	$6,782
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	5,388	4,036
Provision for bad debt	21	29
Depreciation of property and equipment	1,212	1,456
Amortization of intangible assets	1,207	1,483
Amortization of debt financing costs	241	282
Amortization of broadcast rights, excluding barter	844	835
Payments for broadcast rights	(888)	(846)
Deferred gain recognition	(100)	(123)
Amortization of debt discount	29	31
Loss on extinguishment of debt	-	21
Changes in operating assets and liabilities:
Accounts receivable	(1,589)	(1,148)
Prepaid expenses and other current assets	(39)	(56)
Other noncurrent assets	(19)	(23)
Accounts payable and accrued expenses	975	957
Other noncurrent liabilities	(66)	(69)
Due to/due from Nexstar Broadcasting, Inc.	(10,153)	(9,283)
Net cash provided by operating activities	6,318	4,364
Cash flows from investing activities:
Purchases of property and equipment	(36)	(115)
Deposit (refund) for acquisitions	150	(3,200)
Net cash provided by (used in) investing activities	114	(3,315)
Cash flows from financing activities:
Repayments of long-term debt	(6,418)	(1,914)
Payments for debt financing costs	(8)	(129)
Net cash used in financing activities	(6,426)	(2,043)
Net increase (decrease) in cash and cash equivalents	6	(994)
Cash and cash equivalents at beginning of period	880	3,716
Cash and cash equivalents at end of period	$886	$2,722

Supplemental information:
Interest paid	$4,366	$4,703
Income taxes paid, net of refunds	$557	$425

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

As of June 30, 2015, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 2 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 16, 2015, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2015, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2015, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices and improve disclosure requirements. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company does not expect this guidance to have a significant impact on its financial statements, other than a change in the financial statement classification of debt issuance costs on term loans. As of June 30, 2015 and December 31, 2014, $2.6 million and $2.8 million, respectively, of net debt financing costs related to these loans were included in other noncurrent assets in the Condensed Balance Sheets, but under the new guidance, would reduce the Company’s debt.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2015:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(65,432)	$19,073	$84,505	$(64,419)	$20,086
Other definite-lived intangible assets	1-15	15,661	(14,631)	1,030	15,661	(14,437)	1,224
Other intangible assets		$100,166	$(80,063)	$20,103	$100,166	$(78,856)	$21,310

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2015 (in thousands):

Remainder of 2015	$1,266
2016	2,533
2017	2,409
2018	2,118
2019	1,908
2020	1,512
Thereafter	8,357
$20,103

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of June 30, 2015	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of June 30, 2015, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term loans, net of discount of $340 and $370, respectively	$228,805	$229,694
Revolving loans	-	5,500
	228,805	235,194
Less: current portion	(2,086)	(1,837)
	$226,719	$233,357

2015 Transactions

In January 2015, the Company repaid the $5.5 million outstanding principal under its revolving credit facility. Through June 2015, the Company repaid the scheduled maturities under its term loans of $0.9 million.

On July 7, 2015, Nexstar created Enterprise Technology LLC, a wholly-owned Delaware limited liability company ("Digital LLC"). Simultaneous with the creation of this new entity, certain assets and liabilities related to the digital media business owned by Nexstar were contributed to Digital LLC. On July 7, 2015, Mission and Nexstar entered into amendments to each of their senior secured credit facilities in order to permit Nexstar's contribution of assets and liabilities to Digital LLC. The amendments, among other things, permit Nexstar to use the proceeds of borrowings under its revolving credit facility to fund the working capital and other general corporate requirements of Digital LLC and each of its direct and indirect subsidiaries. The amendments also required the inclusion of Digital LLC and each of its direct and indirect subsidiaries in the calculation of Nexstar's financial covenants and other financial ratios and results pursuant to its amended credit agreement. Additionally, Digital LLC and each of its direct and indirect subsidiaries agreed to guarantee all borrowings of Mission and Nexstar under each of their senior secured credit facilities.

Unused Commitments and Borrowing Availability

As of June 30, 2015, the Company had $8.0 million unused revolving loan commitment under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of June 30, 2015.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$228,805	$228,509	$229,694	$227,195
Revolving loans	-	-	5,500	5,386

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

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  Various court appeals of this Report and Order were denied in June 2015.  In December 2014, the FCC released a public notice proposing certain procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum.  Comments on this public notice were filed in the first quarter of 2015, and the FCC has announced its intention to adopt procedures for the incentive auction in August 2015. The FCC has decided or is considering additional issues related to the incentive auction, including still-outstanding technical issues, in other proceedings. The FCC has stated its intention to conduct the incentive auction in the first quarter of 2016. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. Future steps to reallocate television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the timing or results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule and legislation require the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC has not yet commenced this proceeding, and the Company cannot predict its outcome.

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

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of June 30, 2015, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $275.0 million outstanding obligations under its 6.125% Notes and had a maximum commitment of $506.4 million under its senior secured credit facility, of which $259.0 million in Term Loan B-2 and $152.4 million in Term Loan A were outstanding.

Nexstar’s Term Loan B-2 is payable in consecutive quarterly installments of 0.25% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on October 1, 2020. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 5.0% to 10.0% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on June 28, 2018.

On July 7, 2015, Mission and Nexstar entered into amendments to each of their senior secured credit facilities. See Note 5 for additional information.

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

Overview of Operations

As of June 30, 2015, we owned and operated 20 television stations and 2 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2015 with Nexstar:

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

Regulatory Developments

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until December 19, 2016 to come into compliance. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rules to impact our JSA revenue in 2015; however, we may begin to be negatively impacted by the new JSA attribution rule in 2016. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. We have intervened in this proceeding.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retransmission compensation	$11,122	$7,612	$22,042	$15,313
Other	145	132	306	260
Barter revenue	971	1,005	2,000	2,056
Revenue from Nexstar	9,353	9,808	17,907	19,456
Net revenue	$21,591	$18,557	$42,255	$37,085

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$21,591	100.0	$18,557	100.0	$42,255	100.0	$37,085	100.0
Operating expenses:
Corporate expenses	273	1.3	253	1.4	607	1.4	575	1.6
Station direct operating expenses	5,468	25.3	4,256	22.9	10,656	25.2	8,622	23.2
Station selling, general and administrative expenses	527	2.4	530	2.9	1,055	2.5	1,031	2.8
Fees incurred pursuant to local service agreements with Nexstar	2,445	11.3	2,445	13.2	4,890	11.6	4,890	13.2
Barter expense	971	4.5	1,005	5.4	2,000	4.7	2,056	5.5
Depreciation	610	2.8	723	3.9	1,212	2.9	1,456	3.9
Amortization of intangible assets	597	2.8	710	3.8	1,207	2.9	1,483	4.0
Amortization of broadcast rights, excluding barter	405	1.9	396	2.1	844	2.0	835	2.3
Income from operations	$10,295		$8,239		$19,784		$16,137

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Net revenue for the three months ended June 30, 2015 increased by $3.0 million, or 16.3%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $9.4 million for the three months ended June 30, 2015, compared to $9.8 million for the same period in 2014, a decrease of $0.5 million, or 4.6%, primarily due to 2015 not being an election year or an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $11.1 million for the three months ended June 30, 2015, compared to $7.6 million for the same period in 2014, an increase of $3.5 million, or 46.1%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for each of the three months ended June 30, 2015 and 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $6.0 million for the three months ended June 30, 2015, compared to $4.8 million for the same period in 2014, an increase of $1.2 million, or 25.3%. The increase was primarily due to an increase in programming costs of $1.2 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended June 30, 2015 and 2014.

Depreciation of property and equipment was $0.6 million for the three months ended June 30, 2015, compared to $0.7 million for the same period in 2014, a decrease of $0.1 million, or 15.6%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $0.6 million for the three months ended June 30, 2015, compared to $0.7 million for the same period in 2014, a decrease of $0.1 million, or 15.9%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense was $2.3 million for the three months ended June 30, 2015, compared to $2.5 million for the same period in 2014, a decrease of $0.2 million, or 8.0%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

Income tax expense was $3.1 million for the three months ended June 30, 2015 and $2.2 million for the same period in 2014, an increase of $0.9 million, or 38.5%. The effective tax rates for the three months ended June 30, 2015 and 2014 were 38.5% and 38.9%, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Net revenue for the six months ended June 30, 2015 increased by $5.2 million, or 13.9%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $17.9 million for the six months ended June 30, 2015, compared to $19.5 million for the same period in 2014, a decrease of $1.5 million, or 8.0%, primarily due to 2015 not being an election year or an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $22.0 million for the six months ended June 30, 2015, compared to $15.3 million for the same period in 2014, an increase of $6.7 million, or 43.9%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $0.6 million for each of the six months ended June 30, 2015 and 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $11.7 million for the six months ended June 30, 2015, compared to $9.7 million for the same period in 2014, an increase of $2.1 million, or 21.3%. The increase was primarily due to an increase in programming costs of $2.0 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $4.9 million for each of the six months ended June 30, 2015 and 2014.

Depreciation of property and equipment was $1.2 million for the six months ended June 30, 2015, compared to $1.5 million for the same period in 2014, a decrease of $0.2 million, or 16.8%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $1.2 million for the six months ended June 30, 2015, compared to $1.5 million for the same period in 2014, a decrease of $0.3 million, or 18.6%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense was $4.6 million for the six months ended June 30, 2015, compared to $5.0 million for the same period in 2014, a decrease of $0.4 million, or 7.5%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

Income tax expense was $5.9 million for the six months ended June 30, 2015 and $4.3 million for the same period in 2014, an increase of $1.6 million, or 36.4%. The effective tax rates for each of the six months ended June 30, 2015 and 2014 were 38.9%.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 16, 2015, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2015. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by operating activities	$6,318	$4,364
Net cash provided by (used in) investing activities	114	(3,315)
Net cash used in by financing activities	(6,426)	(2,043)
Net increase (decrease) in cash and cash equivalents	$6	$(994)
Cash paid for interest	$4,366	$4,703
Cash paid for income taxes, net of refunds	$557	$425

	As of	As of
	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$886	$880
Long-term debt including current portion	228,805	235,194
Unused revolving loan commitments under senior secured credit facilities	8,000	2,500

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $2.0 million during the six months ended June 30, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue of $5.2 million less an increase in station and corporate operating expenses of $2.1 million. This increase in cash flows was partially offset by a $0.9 million use of cash resulting from the timing of payments of amounts due to Nexstar.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $0.1 million during the six months ended June 30, 2015, compared to the net cash flows used in investing activities of $3.3 million for the same period in 2014. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate in the Grand Junction, Colorado market.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $4.4 million during the six months ended June 30, 2015, compared to the same period in 2014. In 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million and scheduled principal maturities under our term loan of $0.9 million. In 2014, we repaid a total of $1.9 million outstanding principal under our term loans.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2015, we had total debt of $228.8 million which represented 127.4% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2015, we have $8.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Senior secured credit facility	$229,145	$918	$4,670	$4,670	$218,887

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s ultimate parent) and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes and the 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of June 30, 2015, Nexstar had a maximum commitment of $506.4 million under its senior secured credit facility, of which $411.4 million of debt was outstanding, had $525.0 million of the 6.875% Notes outstanding and had $275.0 million of the 6.125% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 16, 2015. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of June 30, 2015, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of June 30, 2015, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of June 30, 2015, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at June 30, 2015. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of June 30, 2015. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of June 30, 2015, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2015, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015 by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 13, 2015)

10.2

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 13, 2015)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: August 12, 2015