Form 10-Q
period 2015-09-30
MISSION BROADCASTING INC
filed 2015-11-13
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 9, 2015, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,092	$880
Accounts receivable, net of allowance for doubtful accounts of $132 and $90, respectively	9,625	6,895
Due from Nexstar Broadcasting, Inc.	41,794	29,867
Deferred tax assets, net	10,385	9,351
Prepaid expenses and other current assets	1,751	1,726
Total current assets	67,647	48,719
Property and equipment, net	22,475	24,166
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	19,498	21,310
Deferred tax assets, net	5,823	14,956
Other noncurrent assets, net	5,096	6,061
Total assets	$194,591	$189,264
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,210	$1,837
Current portion of broadcast rights payable	1,418	1,413
Accounts payable	796	907
Accrued expenses	3,877	3,987
Other current liabilities	501	406
Total current liabilities	8,802	8,550
Debt	223,688	230,556
Other liabilities	7,455	8,667
Total liabilities	239,945	247,773
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of September 30, 2015 and December 31, 2014	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(45,354)	(58,509)
Total shareholders' deficit	(45,354)	(58,509)
Total liabilities and shareholders' deficit	$194,591	$189,264

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net broadcast revenue	$13,425	$9,069	$37,773	$26,698
Revenue from Nexstar Broadcasting, Inc.	8,873	10,105	26,780	29,561
Net revenue	22,298	19,174	64,553	56,259
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	7,001	4,636	17,657	13,258
Selling, general, and administrative expenses, excluding depreciation and amortization	819	711	2,481	2,317
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	2,445	2,445	7,335	7,335
Amortization of broadcast rights	1,464	1,461	4,308	4,352
Amortization of intangible assets	605	635	1,812	2,118
Depreciation	617	661	1,829	2,117
Total operating expenses	12,951	10,549	35,422	31,497
Income from operations	9,347	8,625	29,131	24,762
Interest expense	(2,336)	(2,560)	(6,974)	(7,576)
Loss on extinguishment of debt	-	-	-	(21)
Income before income taxes	7,011	6,065	22,157	17,165
Income tax expense	(3,111)	(2,371)	(9,002)	(6,689)
Net income	$3,900	$3,694	$13,155	$10,476

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$13,155	$10,476
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	8,099	6,278
Provision for bad debt	42	45
Depreciation of property and equipment	1,829	2,117
Amortization of intangible assets	1,812	2,118
Amortization of debt financing costs and debt discount	409	468
Amortization of broadcast rights, excluding barter	1,311	1,287
Payments for broadcast rights	(1,314)	(1,265)
Deferred gain recognition	(149)	(149)
Loss on extinguishment of debt	-	21
Changes in operating assets and liabilities:
Accounts receivable	(2,772)	(1,186)
Prepaid expenses and other current assets	(24)	(226)
Other noncurrent assets	(22)	(17)
Accounts payable and accrued expenses	(253)	995
Other noncurrent liabilities	(111)	(95)
Due to/due from Nexstar Broadcasting, Inc.	(11,927)	(14,828)
Net cash provided by operating activities	10,085	6,039
Cash flows from investing activities:
Purchases of property and equipment	(138)	(181)
Refund from (deposit for) acquisitions	150	(3,200)
Net cash provided by (used in) investing activities	12	(3,381)
Cash flows from financing activities:
Repayments of long-term debt	(6,877)	(2,373)
Payments for debt financing costs	(8)	(129)
Net cash used in financing activities	(6,885)	(2,502)
Net increase in cash and cash equivalents	3,212	156
Cash and cash equivalents at beginning of period	880	3,716
Cash and cash equivalents at end of period	$4,092	$3,872

Supplemental information:
Interest paid	$6,565	$7,108
Income taxes paid, net of refunds	$788	$589

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2015, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 20 television stations and 2 digital multicast channels, affiliated with the NBC, ABC, FOX, CBS, MyNetworkTV, The CW or Bounce TV television networks, in markets located in New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 16, 2015, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2015, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2015, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The balance sheet as of December 31, 2014 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, addressing the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments in this accounting standard allow the deferral and presentation of debt financing costs related to line-of-credit arrangements as an asset and amortization of such costs ratably over its term, regardless of whether there is any outstanding amount under such arrangement. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company has applied the change in accounting principle as of September 30, 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Condensed Balance Sheet as of December 31, 2014 related to its term loan were decreased by $2.8 million. The Company continues to present debt financing costs related to its revolving credit facility as part of other noncurrent assets and amortized over the term of such facility. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or shareholders’ deficit.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for

Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments in this accounting standard are effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company does not expect the implementation of this standard to have an impact on its financial position or results of operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2015:

Station	Market	Type of Agreement	Expiration	Consideration from Nexstar
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2015			December 31, 2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(66,007)	$18,498	$84,505	$(64,419)	$20,086
Other definite-lived intangible assets	1-15	15,661	(14,661)	1,000	15,661	(14,437)	1,224
Other intangible assets		$100,166	$(80,668)	$19,498	$100,166	$(78,856)	$21,310

The following table presents the Company’s estimate of amortization expense for the remainder of 2015, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2015 (in thousands):

Remainder of 2015	$606
2016	2,422
2017	2,299
2018	2,007
2019	1,797
2020	1,401
Thereafter	8,966
$19,498

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of September 30, 2015	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. As of September 30, 2015, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term loans, net of financing costs and discount of $2,788 and $3,171, respectively	$225,898	$226,893
Revolving loans	-	5,500
	225,898	232,393
Less: current portion	(2,210)	(1,837)
	$223,688	$230,556

As discussed in Note 2, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Condensed Consolidated Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As such, the amounts previously reported as other noncurrent assets and debt in the Condensed Balance Sheet as of December 31, 2014 related to the Company’s term loan were decreased by $2.8 million.

2015 Transactions

In January 2015, the Company repaid the $5.5 million outstanding principal under its revolving credit facility. Through September 2015, the Company repaid the scheduled maturities under its term loans of $1.4 million.

Unused Commitments and Borrowing Availability

As of September 30, 2015, the Company had $8.0 million unused revolving loan commitment under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. (Nexstar’s parent) and its subsidiaries guarantee full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, and the $525.0 million 6.875% senior unsecured notes (the “6.875% Notes”) and $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of September 30, 2015.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$225,898	$227,069	$226,893	$227,195
Revolving loans	-	-	5,500	5,386

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations. The FCC initially established a September 1, 2015 deadline by which low power and television translator stations must cease analog operations, but it has suspended that deadline pending action in an ongoing rulemaking proceeding.

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

Circuit, which has scheduled oral argument for December 3, 2015. Mission has intervened in this proceeding. If the Company is required to amend or terminate its existing JSAs with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. In June 2014, the FCC released a Report and Order in which it adopted a framework for the auction.  Various court appeals of this Report and Order were denied in June 2015. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction and has specified December 18, 2015 as the deadline for television broadcasters to file applications to participate in the auction. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule and legislation require the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and the Company cannot predict its outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiation, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of September 30, 2015, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $275.0 million outstanding obligations under its 6.125% Notes and had a maximum commitment of $499.0 million under its senior secured credit facility, of which $254.7 million in Term Loan B-2, $149.3 million in Term Loan A and $5.0 million in revolving loans were outstanding.

Nexstar’s Term Loan B-2 is payable in consecutive quarterly installments of 0.25% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on October 1, 2020. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 5.0% to 10.0% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on June 28, 2018. The revolving loans are due in December 2017.

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

Overview of Operations

As of September 30, 2015, we owned and operated 20 television stations and 2 digital multicast channels. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2015 with Nexstar:

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

Regulatory Developments

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television station ownership rule have until December 19, 2016 to come into compliance. Although the FCC has indicated that it will consider waivers of the new JSA attribution rule, the FCC thus far has not granted any such waiver and has provided little guidance on what factors must be present for a waiver to be granted. The Company expects to incur additional costs in complying with this new rule. We do not expect the new rule to impact our JSA revenue in 2015; however, we may begin to be negatively impacted by the new JSA attribution rule in 2016. If we are unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit. We have intervened in this proceeding.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television station acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. The U.S. Court of Appeals for the D.C. Circuit has dismissed an appeal of the processing guidelines. These new processing guidelines have impacted our previously announced acquisitions and may affect future station acquisitions.

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, legislation was enacted which extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Historically, we have negotiated retransmission consent agreements jointly with Nexstar. We are now required to separately negotiate our retransmission consent agreements with MVPDs for certain of our stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Retransmission compensation	$12,274	$7,924	$34,316	$23,237
Other	154	136	460	396
Barter revenue	997	1,009	2,997	3,065
Revenue from Nexstar	8,873	10,105	26,780	29,561
Net revenue	$22,298	$19,174	$64,553	$56,259

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$22,298	100.0	$19,174	100.0	$64,553	100.0	$56,259	100.0
Operating expenses:
Corporate expenses	290	1.3	246	1.3	897	1.4	821	1.5
Station direct operating expenses	7,001	31.4	4,636	24.2	17,657	27.4	13,258	23.6
Station selling, general and administrative expenses	529	2.4	465	2.4	1,584	2.5	1,496	2.7
Fees incurred pursuant to local service agreements with Nexstar	2,445	11.0	2,445	12.8	7,335	11.4	7,335	13.0
Barter expense	997	4.5	1,009	5.3	2,997	4.6	3,065	5.4
Depreciation	617	2.8	661	3.4	1,829	2.8	2,117	3.8
Amortization of intangible assets	605	2.7	635	3.3	1,812	2.8	2,118	3.8
Amortization of broadcast rights, excluding barter	467	2.0	452	2.3	1,311	2.0	1,287	2.2
Income from operations	$9,347		$8,625		$29,131		$24,762

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Net revenue for the three months ended September 30, 2015 increased by $3.1 million, or 16.3%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $8.9 million for the three months ended September 30, 2015, compared to $10.1 million for the same period in 2014, a decrease of $1.2 million, or 12.2%, as 2015 is neither an election year nor an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $12.3 million for the three months ended September 30, 2015, compared to $7.9 million for the same period in 2014, an increase of $4.4 million, or 54.9%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for the three months ended September 30, 2015, compared to $0.2 million for the same period in 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $7.5 million for the three months ended September 30, 2015, compared to $5.1 million for the same period in 2014, an increase of $2.4 million, or 47.6%. The increase was primarily due to an increase in programming costs of $2.2 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $2.4 million for each of the three months ended September 30, 2015 and 2014.

Depreciation of property and equipment was consistent at $0.6 million for the three months ended September 30, 2015, compared to $0.7 million for the same period in 2014.

Amortization of intangible assets was consistent at $0.6 million for each of the three months ended September 30, 2015, and 2014.

Interest Expense

Interest expense was $2.3 million for the three months ended September 30, 2015, compared to $2.6 million for the same period in 2014, a decrease of $0.2 million, or 8.8%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

Income tax expense was $3.1 million for the three months ended September 30, 2015 and $2.4 million for the same period in 2014, an increase of $0.7 million, or 31.2%. The effective tax rates for the three months ended September 30, 2015 and 2014 were 44.4% and 39.1%, respectively. The increase in the effective tax rate primarily relates to an adjustment to tax expense related to the filing of state tax returns.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Net revenue for the nine months ended September 30, 2015 increased by $8.3 million, or 14.7%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $26.8 million for the nine months ended September 30, 2015, compared to $29.6 million for the same period in 2014, a decrease of $2.8 million, or 9.4%, as 2015 is neither an election year nor an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $34.3 million for the nine months ended September 30, 2015, compared to $23.2 million for the same period in 2014, an increase of $11.1 million, or 47.7%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $0.9 million for the nine months ended September 30, 2015, compared to $0.8 million for the same period in 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $19.2 million for the nine months ended September 30, 2015, compared to $14.8 million for the same period in 2014, an increase of $4.5 million, or 30.4%. The increase was primarily due to an increase in programming costs of $4.2 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $7.3 million for each of the nine months ended September 30, 2015 and 2014.

Depreciation of property and equipment was $1.8 million for the nine months ended September 30, 2015, compared to $2.1 million for the same period in 2014, a decrease of $0.3 million, or 13.6%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $1.8 million for the nine months ended September 30, 2015, compared to $2.1 million for the same period in 2014, a decrease of $0.3 million, or 14.4%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense was $7.0 million for the nine months ended September 30, 2015, compared to $7.6 million for the same period in 2014, a decrease of $0.6 million, or 7.9%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

Income tax expense was $9.0 million for the nine months ended September 30, 2015 and $6.7 million for the same period in 2014, an increase of $2.3 million, or 34.6%. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 40.6% and 39.0%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 16, 2015, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2015. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by operating activities	$10,085	$6,039
Net cash provided by (used in) investing activities	12	(3,381)
Net cash used in by financing activities	(6,885)	(2,502)
Net increase in cash and cash equivalents	$3,212	$156
Cash paid for interest	$6,565	$7,108
Cash paid for income taxes, net of refunds	$788	$589

	As of	As of
	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$4,092	$880
Long-term debt including current portion	225,898	232,393
Unused revolving loan commitments under senior secured credit facilities	8,000	2,500

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $4.0 million during the nine months ended September 30, 2015 compared to the same period in 2014. This was primarily due to an increase in net revenue of $8.3 million less an increase in station and corporate operating expenses of $4.6 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $3.4 million during the nine months ended September 30, 2015, compared to the same period in 2014. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million. This was offset by capital expenditures during the current period. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate in the Grand Junction, Colorado market.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $4.4 million during the nine months ended September 30, 2015, compared to the same period in 2014. In 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million and scheduled principal maturities under our term loan of $1.4 million. In 2014, we repaid a total of $2.4 million outstanding principal under our term loans.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2015, we had total debt of $225.9 million which represented 125.1% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2015, we have $8.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2015 (in thousands):

		Remainder
	Total	of 2015	2016-2017	2018-2019	Thereafter
Senior secured credit facility	$228,686	$459	$4,670	$4,670	$218,887

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes and the 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2015, Nexstar had a maximum commitment of $499.0 million under its senior secured credit facility, of which $409.0 million of debt was outstanding, had $525.0 million of the 6.875% Notes outstanding and had $275.0 million of the 6.125% Notes outstanding.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 16, 2015. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of September 30, 2015, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Management believes that as of September 30, 2015, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of September 30, 2015, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.2% at September 30, 2015. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2015 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $0.4 million, based on the outstanding balance of our credit facility as of September 30, 2015. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of September 30, 2015, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2015, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2015 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 12, 2015