Form 10-K
period 2015-12-31
MISSION BROADCASTING INC
filed 2016-03-30
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note: The registrant is a voluntary filer and is not subject to the filing requirements. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant. As of March 28, 2016, the Registrant had 1,000 shares of common stock outstanding.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

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

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States.

As of December 31, 2015, we owned and operated 18 full power television stations in 17 markets in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW.

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

Our stations provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time on our stations to local and national advertisers by Nexstar under local service agreements. We also earn revenue from our retransmission consent agreements with cable, satellite and other multi-channel video programming distributors (“MVPDs”) in our markets.

Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526‑2227.

Signed Purchase Agreement

On May 27, 2014, we assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. We paid a deposit of $3.2 million on June 13, 2014 and expect to fund the remaining purchase price through cash generated from operations prior to closing. The acquisition is subject to Federal Communications Commission (“FCC”) approval and other customary conditions and we expect it to close in 2016. The acquisition will allow us entrance into this market.

Local Service Agreements and Purchase Options

We have entered into local service agreements with certain television stations owned by Nexstar. A local service agreement can be (1) a time brokerage agreement (“TBA”) which allows Nexstar to program most of a station’s broadcast time, sell the station’s advertising time and retain the advertising revenue generated in exchange for monthly payments to us, based on the station’s monthly operating expenses, (2) a shared services agreement (“SSA”) which allows the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us as described in the SSA, or (3) a joint sales agreement (“JSA”) which permits Nexstar to sell certain of the station’s advertising time and retain a percentage of each station’s net advertising revenue, as described in the JSAs. SSAs and JSAs are typically entered into concurrently for the same station.

The following table summarizes the various local service agreements Mission’s full power television stations had in effect as of December 31, 2015 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2015.

Business Strategy

The operating revenue of our stations is derived primarily from (1) retransmission consent agreements with cable operators, direct broadcast satellite (“DBS”) systems, and other MVPDs that permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us and (2) broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expense consists of fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent, our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2015:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
55	Wilkes Barre-Scranton, PA	WYOU	CBS	7	8/1/2023
57	Little Rock-Pine Bluff, AR	KLRT KASN	FOX The CW	7	6/1/2021 6/1/2021
75	Springfield, MO	KOLR	CBS	5	2/1/2022
98	Burlington-Plattsburgh, VT	WVNY	ABC	6	4/1/2023
103	Evansville, IN	WTVW/D2	The CW/Bounce TV	4	8/1/2021
131	Amarillo, TX	KCIT KCPN-LP	FOX MyNetworkTV	5	8/1/2022 8/1/2022
136	Rockford, IL	WTVO/D2	ABC/MyNetworkTV	4	12/1/2021
137	Monroe, LA-El Dorado, AR	KTVE	NBC	4	6/1/2021
144	Lubbock, TX	KAMC	ABC	5	8/1/2022
147	Wichita Falls, TX- Lawton, OK	KJTL KJBO-LP	FOX MyNetworkTV	4	8/1/2022 8/1/2022
150	Erie, PA	WFXP	FOX	4	8/1/2023
151	Joplin, MO-Pittsburg, KS	KODE	ABC	4	2/1/2022
155	Terre Haute, IN	WAWV	ABC	3	8/1/2021
165	Abilene-Sweetwater, TX	KRBC	NBC	4	8/1/2022
167	Billings, MT	KHMT	FOX	5	4/1/2022
172	Utica, NY	WUTR	ABC	3	(3)
198	San Angelo, TX	KSAN	NBC	3	8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2015 4th Edition, as published by BIA Financial Network, Inc.

(3)

Application for renewal of license was submitted timely to the FCC. Under the FCC’s rules, the license expiration date is automatically extended pending review of and action on the renewal application by the FCC.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen Corporation, a national audience measuring service, into 210 generally recognized television markets, known as DMAs that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen Corporation periodically publishes data on estimated audiences for the television stations in each DMA. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating and share in the market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, the Internet and, to a lesser extent, with newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers and advertising. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

All of our stations are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2017.
FOX	All 5 agreements expire in December 2016.
NBC	All 3 agreements expire in December 2019.
CBS	Of the 2 agreements, one expires in December 2018 and one expires in June 2020.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In October 2015, the FCC proposed rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and solicited public comment on related matters, such as revising the methodology that broadcasters may use to assess their compliance with the 25% limit.

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

In March 2014, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA.  Parties to existing JSAs that do not comply with the newly adopted rule were given two years from the effective date of the rule to modify or terminate their JSAs to come into compliance.  Subsequent federal legislation extended the JSA compliance deadline until September 30, 2025. Various parties, including Nexstar, have appealed the JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. That appeal was transferred to the U.S. Court of Appeals for the Third Circuit in November 2015, and oral arguments will be heard in the case on April 19, 2016. We have intervened in this proceeding.

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

National Television Ownership. There is no nationwide limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule further provides that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station is counted as 50% of a market’s percentage of total national audience.  In September 2013, the FCC issued a Notice of Proposed Rulemaking to consider whether the UHF discount should be eliminated and/or whether a VHF discount should be implemented; however, no decision has been issued yet.

Our stations have a combined national audience reach of 2.3% of television households with the UHF discount.

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

Cable and Satellite Carriage of Local Television Signals.  Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under the new rules, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This new rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned top-four stations to consult or jointly negotiate retransmission consent agreements are now effectively void.  Accordingly, in all markets where we have sharing agreements with Nexstar, we must separately negotiate our retransmission consent agreements with MVPDs. Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in the second and third quarters of 2014.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in the fourth quarter of 2015 and first quarter of 2016.  We cannot predict the proceeding’s outcome.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In addition, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in the first and second quarters of 2015.

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

Technical Regulation. FCC rules govern the technical operating parameters of television stations, including permissible operating channel, power and antenna height and interference protections between stations. Under various FCC rules and procedures, all full power television stations completed the transition from analog to digital television (DTV) broadcasting in June 2009. The FCC has adopted rules with respect to the conversion of existing low power and television translator stations to digital operation, which must be completed within 51 months after the completion of the broadcast television incentive auction.

Employees

As of December 31, 2015, we had a total of 40 employees, comprised of 38 full-time and two part-time employees. As of December 31, 2015, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

As of December 31, 2015, we had $225.6 million of debt, which represented 121.8% of our total capitalization. Our high level of debt could have important consequences to our business. For example, it could:

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

If we or Nexstar fail to comply with the restrictions in their respective present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 25, 2016. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2015, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

We may not be able to generate sufficient cash flow to meet our debt service requirements.

Our ability to service our debt depends on our ability to generate the necessary cash flow.  Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, that future borrowings will be available to us under our current or any replacement credit facilities, or that we will be able to complete any necessary financings, in amounts sufficient to enable us to fund our operations or pay our debts and other obligations, or to fund our liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to us, or at all. If we are unable to meet our debt service obligations our lenders may determine to stop making loans to us, and/or our lenders or other holders of our debt could accelerate and declare due all outstanding obligations under the debt agreement, all of which could have a material adverse effect on us.

We guarantee the senior unsecured notes issued by Nexstar and the amounts outstanding under Nexstar’s senior secured credit facility.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2015, Nexstar had outstanding debt balance of $519.8 million and $272.2 million under its 6.875% senior unsecured notes (the “6.875% Notes”) and 6.125% senior unsecured notes (the “6.125% Notes”), respectively, and had a maximum commitment of $496.1 million under its senior secured credit facility, of which $401.1 million in term loans were outstanding.

In January and February 2016, Nexstar borrowed a net amount of $54.0 million under its revolving credit facility.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, Inc. (“Media General”) whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

We currently have significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of our deferred tax assets, we determined that as of December 31, 2015, based on projected future income, our deferred tax assets of $33.0 million will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, we will be required to record a valuation allowance in connection with these deferred tax assets and our operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact our deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2015, we had NOLs of approximately $83.4 million for U.S. federal tax purposes and $20.9 million for state tax purposes. These NOLs expire at varying dates through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the full power television stations that we operate have network affiliation agreements – six stations have primary affiliation agreements with ABC, five with FOX, three with NBC, two with CBS and two with The CW. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective networks’ commercials during the network programming.

All of the network affiliation agreements of our stations are scheduled to expire at various times through June 2020. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or a change in the current retransmission consent regulations could have an adverse effect on our business, financial condition, and results of operations.

Mission’s retransmission consent agreements with cable operators, DBS systems, and other MVPDs permit the MVPDs to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition, and results of operations.

The television networks have asserted to their local television station affiliates the networks’ position that they, as the owners or licensees of programming we broadcast and provide for retransmission, are entitled to a portion of the compensation under our retransmission consent agreements and are including these provisions in their network affiliation agreements. In addition, our affiliation agreements with some broadcast networks include terms that affect our ability to grant MVPDs the right to retransmit network programming, and in some cases, we may lose the right to grant retransmission consent to such providers. Inclusion of these or similar provisions in our network affiliation agreements could materially reduce this revenue source and could have an adverse effect on our business, financial condition, and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. Under the new rule, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four television station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.

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

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations. We cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s new prohibition on certain joint negotiations, on our business.

In addition, in the STELAR which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in the fourth quarter of 2015 and the first quarter of 2016.  We cannot predict the proceeding’s outcome or its impact on our business.

Further, certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s transmissions of television broadcast signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and we cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

We filed renewal applications for our stations in the most recent license renewal cycle, all but one of which has been granted for an additional eight-year term. Our renewal application for one station remains pending with the FCC. We expect the FCC to grant this station’s renewal in due course but we cannot provide any assurances that the FCC will do so.

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

During the three years ended December 31, 2015, we acquired 3 stations and have also signed an agreement to acquire one station. To manage effectively our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets. During the year ended December 31, 2015, WFXP and KHMT net revenue and net loss represented less than 1% of our total operations.

FCC actions have restricted our ability to enter into local service agreements with Nexstar, which may harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. The FCC has taken actions to restrict local service agreements as a means of creating substantial operating efficiencies. New FCC rules and federal legislation currently require the modification or termination of our JSAs with Nexstar by a specified date in 2025, and the FCC may take further actions in the future which affect our existing arrangements with Nexstar.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In March 2014, the FCC initiated its 2014 quadrennial review with the adoption of an FNPRM. Among a number of proposed changes to the media ownership rules, the FNPRM proposes to define a category of sharing agreements designated as SSAs between television stations, and to require television stations to disclose those SSAs. Comments and reply comments on the FNPRM were filed in 2014.

Concurrent with its adoption of the FNPRM, the FCC adopted a rule making television JSAs attributable ownership interests to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable ownership interest in the latter station for purposes of the local television ownership rule. Parties to existing JSAs that do not comply with the newly adopted rule were originally given two years from the effective date of this new rule to modify or terminate their JSAs to come into compliance. Subsequent Congressional legislation has extended the compliance deadline to September 30, 2025. Our SSAs with Nexstar remain permissible for now, but the FNPRM leaves open the possibility of additional regulation with respect to SSAs.

Various parties, including Nexstar, have appealed the television JSA attribution rule to the U.S. Court of Appeals for the District of Columbia Circuit. That appeal was transferred to the U.S. Court of Appeals for the Third Circuit in November 2015, and oral argument is scheduled for April 19, 2016. We have intervened in this proceeding. If we are required to terminate or modify our JSAs or other local service agreements, our business could be affected in the following ways: (1) Loss of revenues — we could lose some or all of the revenues generated from those arrangements due to the reduction in audience reach to our advertisers and receipt of less revenues from them; (2) Increased costs — our cost structure would increase due to loss of operating synergies associated with the addition of redundant management and overlapping sales force costs and (3) Alternative arrangements — we may need to enter into alternative agreements which may be on terms that are less beneficial to us than existing agreements.

Also in March 2014, the FCC’s Media Bureau issued a public notice announcing “processing guidelines” for certain pending and future applications for FCC approval of television acquisitions. The public notice indicates that the FCC will “closely scrutinize” applications which propose a JSA, SSA or LMA between television stations, combined with an option, a similar “contingent interest,” or a loan guarantee. At the time of the public notice, the Company had four announced acquisitions pending FCC approval that included “guideline” agreements. Two of these acquisitions were restructured to eliminate the Company as a participant; one was terminated; and one currently remains pending. We intend to respond to regulatory inquiries associated with the pending acquisition and to seek to bring the transaction into compliance with the new rule and processing guidelines to the extent feasible. Our intent is to close this transaction in 2016, although we cannot provide assurance that we will be able to do so.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, our ability to close upon our currently pending acquisition or consummate further acquisitions in the future.

We have a material amount of goodwill and intangible assets, and therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2015, $92.9 million, or 45.9%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, the Internet and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

In addition, video compression techniques now in use are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques and other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

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

In June 2012, the U.S. Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has issued very few further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area, and could have a material adverse effect on our business.

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

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own or the television broadcasting industry as a whole.

The FCC has open proceedings to examine shared services agreements between television stations; to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; to determine whether to modify or eliminate certain of its broadcast ownership rules, including the radio-television cross-ownership rule and the newspaper-television cross-ownership rule; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.

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

The FCC intends to reallocate some portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish all or part of their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  We have filed an application to participate in the incentive auction, which commenced on March 29, 2016.  The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of our investment in digital facilities, could require substantial additional investment to continue our current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. We cannot predict the results of television spectrum reallocation efforts or their impact to our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have office space for our corporate headquarters in Westlake, Ohio, which is leased month to month. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Approximately 71% of the office and studio locations that our stations use are owned by Nexstar. We own the rest of the office and studio locations. We lease approximately 59% of the tower and transmitter locations that our stations use. The remaining properties that we utilize are either owned by us or owned by Nexstar. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

While none of our owned or leased properties are individually material to our operations, if we were required to relocate any towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites. See Item 1. “Business—The Stations” for a complete list of stations by market.

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

As of December 31, 2015, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 from our Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2012 and 2011 and balance sheet data as of December 31, 2013, 2012 and 2011 from our Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, respectively. The period-to-period comparability of our financial statements is affected by acquisitions of 3 television stations in 2013. For more information, refer to Note 3 to our Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein. Amounts below are presented in thousands.

	2015	2014	2013	2012	2011
Statements of Operations Data, for the years ended December 31:
Retransmission compensation and other	$51,132	$36,498	$28,971	$18,610	$18,933
Revenue from Nexstar(1)	37,000	42,079	39,513	33,352	27,800
Net Revenue	88,132	78,577	68,484	51,962	46,733
Operating expenses:
Corporate expenses	1,257	1,176	1,117	1,056	913
Station direct operating expenses, net of trade	24,601	18,135	14,550	7,320	7,622
Station selling, general and administrative expenses	2,279	2,012	2,118	1,676	3,784
Fees incurred pursuant to local service agreement with Nexstar(2)	9,780	9,780	9,740	7,740	7,190
Amortization of broadcast rights, excluding barter	1,755	1,765	1,806	1,374	1,541
Trade and barter expense	4,011	4,079	4,228	2,865	3,280
Depreciation	2,435	2,760	3,535	2,853	3,143
Amortization of intangible assets	2,418	2,728	6,762	5,081	5,531
Income from operations(3)	39,596	36,142	24,628	21,997	13,729
Interest expense	(9,325)	(10,014)	(16,181)	(15,037)	(14,681)
Loss on extinguishment of debt, net(4)	-	(21)	(14,332)	(233)	-
Other expense	-	-	(302)	-	-
Income (loss) from continuing operations before income tax expense	30,271	26,107	(6,187)	6,727	(952)
Income tax (expense) benefit(5)	(12,172)	(10,023)	2,441	40,515	(749)
Net income (loss)	$18,099	$16,084	$(3,746)	$47,242	$(1,701)

(1)

We have joint sales agreements with Nexstar, which permit Nexstar to sell certain advertising time for certain of our stations and retain a percentage of the related revenue. We also have time brokerage agreements with Nexstar that allow Nexstar to program most of the broadcast time for certain of our stations, sell the advertising time and retain the advertising revenue generated in exchange for monthly payments to us.

(2)

We have shared services agreements with Nexstar for certain of our stations, which allow the sharing of services including news production, technical maintenance and security, in exchange for Nexstar’s right to receive certain payments from us.

(3)	Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games.
(4)

In 2013, Mission and Nexstar, the co-issuers, retired the $325.0 million outstanding principal balance under the 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $14.2 million for Mission.

(5)	In the fourth quarter of 2012, the Company decreased its valuation allowance on deferred tax assets by $43.0 million resulting in an income tax benefit for the year.

	2015	2014	2013	2012	2011
Balance Sheet data, as of December 31:
Cash and cash equivalents	$4,361	$880	$3,716	$318	$1,898
Working capital (deficit)(1)	56,923	30,818	(735)	(4,269)	(8,565)
Net intangible assets and goodwill	92,944	95,362	98,090	50,864	55,945
Total assets(1)	202,326	189,264	171,358	116,477	86,903
Total debt(1)	225,570	232,393	229,074	359,957	362,816
Total shareholders’ deficit	(40,410)	(58,509)	(74,593)	(260,771)	(307,419)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$10,934	$(1,928)	$4,428	$5,797	$1,551
Investing activities	(108)	(3,436)	(56,593)	(6,091)	(7,221)
Financing activities	(7,345)	2,528	55,563	(1,286)	6,318
Capital expenditures	258	236	165	287	541
Cash payments for broadcast rights	1,762	1,714	2,230	1,680	1,815

(1)

As discussed in Note 2 to our Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company retrospectively adopted the FASB issued guidance related to: (i) the presentation of debt financing costs which requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset, and (ii) the presentation of deferred tax assets and liabilities which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. Thus, the Company decreased its working capital, total assets and total debt by $9.4 million, $2.8 million and $2.8 million, respectively, in 2014, $8.2 million, $3.4 million and $3.4 million, respectively, in 2013, $0.9 million, $2.9 million and $2.9 million, respectively, in 2012, and $8 thousand, $1.0 million and $0.7 million, respectively, in 2011.

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

Executive Summary

Signed Purchase Agreement

On May 27, 2014, we assumed the rights, title and interest to an existing purchase agreement to acquire Parker, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. We paid a deposit of $3.2 million on June 13, 2014 and expect to fund the remaining purchase price through cash generated from operations prior to closing. The acquisition is subject to FCC approval and other customary conditions and we expect it to occur in 2016. The acquisition will allow us entrance into this market.

Debt Transactions

●	In January 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million.
●	Throughout 2015, we repaid the contractual maturities under each of our term loans, for a total of $1.8 million.
●

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include Mission’s outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

Overview of Operations

As of December 31, 2015, we owned and operated 18 full power television stations in 17 markets in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our full power television stations had in effect as of December 31, 2015 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2015 was not an election year or an Olympic year.

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

Most of our stations have network affiliation agreements pursuant to which the networks provide programming to the stations during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts.

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

Our primary operating expenses include network affiliation costs, which can vary based on our broadcast programming and retransmission subscribers, fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Industry Trends

As a television broadcaster, we are highly regulated and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. Effective June 19, 2014, the FCC modified its television ownership rules such that a television licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. We ultimately expect to incur additional costs in complying with this new rule, although, given recent legislation extending the compliance deadline until September 2025, we do not expect the 2014 rule change to impact our JSA revenue in the near term. If we are ultimately unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, however, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which has transferred the appeal to the U.S. Court of Appeals for the Third Circuit, which has scheduled oral argument for April 19, 2016. We have intervened in this proceeding.

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

Also in March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, legislation was enacted which extended the joint negotiation prohibition to all non-commonly owned television stations in a market. As a result, we independently negotiate our retransmission consent agreements with MVPDs. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and on our revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (in thousands):

	2015	2014	2013
Retransmission compensation	$46,516	$31,802	$24,192
Other	605	617	551
Barter revenue	4,011	4,079	4,228
Revenue from Nexstar	37,000	42,079	39,513
Net revenue	$88,132	$78,577	$68,484

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Net revenue	88,132	100.0	78,577	100.0	$68,484	100.0
Operating expenses:
Corporate expenses	1,257	1.4	1,176	1.5	1,117	1.6
Station direct operating expenses	24,601	27.9	18,135	23.1	14,550	21.2
Station selling, general and administrative expenses	2,279	2.5	2,012	2.5	2,118	3.1
Fees incurred pursuant to local service agreements with Nexstar	9,780	11.1	9,780	12.4	9,740	14.2
Barter expense	4,011	4.6	4,079	5.2	4,228	6.2
Depreciation	2,435	2.8	2,760	3.5	3,535	5.2
Amortization of intangible assets	2,418	2.7	2,728	3.5	6,762	9.9
Amortization of broadcast rights, excluding barter	1,755	2.0	1,765	2.2	1,806	2.6
Income from operations	$39,596		$36,142		$24,628

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Net revenue for the year ended December 31, 2015 increased by $9.6 million, or 12.2%, from the same period in 2014. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $37.0 million for the year ended December 31, 2015, compared to $42.1 million for the same period in 2014, a decrease of $5.1 million, or 12.1%, as 2015 was neither an election year nor an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $46.5 million for the year ended December 31, 2015, compared to $31.8 million for the same period in 2014, an increase of $14.7 million, or 46.3%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $1.3 million for the year ended December 31, 2015, compared to $1.2 million for the same period in 2014. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $26.8 million for the year ended December 31, 2015, compared to $20.1 million for the same period in 2014, an increase of $6.7 million, or 33.4%. The increase was primarily due to an increase in programming costs of $6.3 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were consistent at $9.8 million for each of the years ended December 31, 2015 and 2014.

Depreciation of property and equipment was $2.4 million for the year ended December 31, 2015, compared to $2.8 million for the same period in 2014, a decrease of $0.3 million, or 11.8%. This was primarily attributable to decreases in depreciation from certain of our fully depreciated property and equipment.

Amortization of intangible assets was $2.4 million for the year ended December 31, 2015, compared to $2.7 million for the same period in 2014, a decrease of $0.3 million, or 11.4%. This was primarily attributable to decreases in amortization of other intangible assets from certain fully amortized assets.

Interest Expense

Interest expense was $9.3 million for the year ended December 31, 2015, compared to $10.0 million for the same period in 2014, a decrease of $0.7 million, or 6.9%. This decrease was primarily attributable to a decrease in commitment fees on unused term loan commitment as a result of our re-allocation of such commitment to Nexstar in October 2014. Additionally, interest expense on our outstanding term loans decreased due to repayments of principal.

Income Taxes

 Income tax expense was $12.2 million for the year ended December 31, 2015, compared to $10.0 million for the same period in 2014, an increase of $2.1 million, or 21.4%. The effective tax rates for the year ended December 31, 2015 and 2014 were 40.2% and 38.4%, respectively. The effective tax rate variance was primarily attributable to adjustments to the deferred tax asset and income tax payable of $0.5 million, or a 1.5% impact to the effective tax rate.

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

Interest Expense

Interest expense was $10.0 million for the year ended December 31, 2014, compared to $16.2 million for the same period in 2013, a decrease of $6.2 million, or 38.1%. The decrease was primarily attributable to lower interest rates on our outstanding debt as a result of refinancing our obligations under the $325.0 million 8.875% senior second lien notes into borrowings under our amended credit facility completed in October 2013.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar under the local service agreements are a significant component of our cash flows. On March 25, 2016, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2015. In order to meet future cash needs we may, from time to time, borrow under our available credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures, acquisitions and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$10,934	$(1,928)	$4,428
Net used in investing activities	(108)	(3,436)	(56,593)
Net cash (used in) provided by financing activities	(7,345)	2,528	55,563
Net increase (decrease) in cash and cash equivalents	$3,481	$(2,836)	$3,398
Cash paid for interest	$8,775	$9,399	$21,369
Cash paid for income taxes, net of refunds	$1,000	$667	$130

	As of December 31,
	2015	2014
Cash and cash equivalents	$4,361	$880
Long-term debt including current portion(1)	225,570	232,393
Unused revolving loan commitments under senior secured credit facilities	8,000	2,500

(1)

As discussed in Note 2 to our Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K, the Company retrospectively adopted the FASB issued guidance related to the presentation of debt financing costs, which requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As such, the amounts previously reported as other noncurrent assets and debt in our Balance Sheet as of December 31, 2014 related to term loans and publicly-held notes were decreased by $2.8 million.

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $12.9 million during the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to $11.2 million timing of contractual payments under local service agreements with Nexstar, a decrease in cash paid for interest of $0.6 million and timing of payments to vendors of $0.6 million.

Net cash used in operating activities was $1.9 million for the year ended December 31, 2014, compared to $4.4 million net cash provided by operating activities for the same period in 2013, or a decrease in cash flows from operations of $6.4 million. The decrease was primarily due to a $37.7 million increase in accounts receivable due from Nexstar, net, representing the timing of contractual payments under local service agreements with Nexstar. This increase in amounts due from Nexstar was partially offset by an increase in retransmission compensation of $7.6 million and a $12.0 million decrease in cash paid for interest during the year ended December 31, 2014 as compared to the same period in 2013. In addition, $11.8 million premium was paid on retirement of the 8.875 % Notes in 2013.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $3.3 million during the year ended December 31, 2015, compared to the same period in 2014. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million. This was offset by $0.3 million of capital expenditures during 2015. In 2014, we paid a deposit of $3.2 million to acquire KFQX, the FOX affiliate in the Grand Junction, Colorado market, and paid capital expenditures of $0.2 million.

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

Cash Flows – Financing Activities

In 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million and scheduled principal maturities under our term loan of $1.8 million.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2015, we had total debt of $225.6 million which represented 121.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2015, we have $8.0 million unused revolving loan commitment under our senior secured credit facility.

We have signed an agreement to acquire Parker. We will fund the remaining purchase price of $0.8 million, subject to adjustments for working capital, through cash generated from operations prior to closing, which we expect to occur in 2016.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2015 (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Senior secured credit facility	$228,227	$2,335	$4,670	$221,222	$-

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility, obtain access to a new credit facility or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s 6.875% Notes, Nexstar’s 6.125% Notes and Nexstar’s senior secured credit facility. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of December 31, 2015, Nexstar had a maximum commitment of $496.1 million under its senior secured credit facility, of which $401.1 million in term loans was outstanding. Nexstar also had $519.8 million outstanding under its 6.875% Notes and $272.2 million outstanding under its 6.125% Notes.

In January and February 2016, Nexstar borrowed a net amount of $54.0 million under its revolving credit facility.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 25, 2016. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 6.875% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2015, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 6.875% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2016	2017-2018	2019-2020	Thereafter
Senior secured credit facility	$228,227	$2,335	$4,670	$221,222	$-
Cash interest on debt(1)	40,376	8,709	17,058	14,609	-
Broadcast rights current cash commitments(2)	933	413	321	149	50
Broadcast rights future cash commitments	2,214	1,168	959	87	-
Operating lease obligations	18,838	1,943	3,957	4,273	8,665
	$290,588	$14,568	$26,965	$240,340	$8,715

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2015 remained outstanding until maturity, based on interest rates in effect at December 31, 2015.
(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements as of December 31, 2015 in the amount of $2.6 million.

As of December 31, 2015, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, broadcast rights, retransmission revenue, barter, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $92.9 million, or 45.9%, of our total assets as of December 31, 2015. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our stations by market (a total of 17 reporting units) for purposes of our goodwill and FCC licenses impairment testing and we believe that our markets are most representative of our broadcast reporting units because we view, manage and evaluate our stations on a market basis. We test our goodwill and FCC licenses in our fourth quarter each year, or whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than its respective carrying amount, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

We test our finite-lived intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. Impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected future operating cash flow derived from the operations to which the asset relates is less than its carrying value.

As of December 31, 2015, we performed our annual assessment for impairment of goodwill and FCC licenses using the qualitative analysis approach and concluded that it was more likely than not that the fair values of all reporting units and the fair values of FCC licenses would sufficiently exceed their carrying value. Thus, it was not necessary to perform the quantitative two-step method. There were no indicators that our finite-lived intangible assets will not be recoverable.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2015, the carrying amounts of our current broadcast rights were $1.1 million and non-current broadcast rights were $1.4 million.

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

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30 to 60 day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $4.0 million, $4.1 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 3.75% as of December 31, 2015 and the interest rate on the revolving credit facilities was 2.2%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

Including the impact of the LIBOR floor on our term loans, an increase in LIBOR of 100 basis points (one percentage point) from its December 31, 2015 level would increase our annual interest expense and decrease our cash flow from operations by $1.0 million, based on the outstanding balance of our credit facility as of December 31, 2015. An increase in LIBOR of 50 basis points (one-half of a percentage point) or a decrease in LIBOR by either 100 or 50 basis points would not have any impact on our annual interest expense and our cash flow from operations. As of December 31, 2015, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2015, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	63	Chairman of the Board and Secretary
Dennis Thatcher	69	President, Treasurer and Director

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

Code of Ethics

Our Board of Directors adopted a code of ethics that applies to our senior management and Board of Directors, including our Named Executive Officers. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and Directors. The code of ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 11.	Executive Compensation

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Compensation Discussion and Analysis

On December 31, 2014, the Company entered into an amended employment agreement with Dennis Thatcher to serve as President of the Company. The amended employment agreement provides for $175,000 in annual compensation beginning in 2015 with 2% annual increases thereafter. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, as defined in the agreement, Mr. Thatcher is eligible to receive his salary for a period of six months. Prior to December 19, 2011, Mr. Thatcher served as our Chief Operating Officer and was compensated based on his scope of responsibilities, taking into account competitive market compensation paid by other similarly situated companies for this position. Mr. Thatcher also serves as a Director.

On December 31, 2014, the Company entered into an amended employment agreement with Nancie J. Smith to serve as Chairman of the Board and Secretary of the Company. The amended employment agreement provides for $150,000 in annual compensation beginning in 2015 with 2% annual increases thereafter. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, as defined in the agreement, Ms. Smith is eligible to receive her salary for a period of six months. Prior to Ms. Smith’s employment as Chairman of the Board and Secretary of Mission on December 29, 2011, she was employed by the Company as Vice President and Secretary.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31:

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2015	$180,941	$—	$—	$—	$—	$—	$—	$180,941
	2014	147,944	—	—	—	—	—	—	147,944
	2013	145,155	—	—	—	—	—	—	145,155
Nancie J. Smith Chairman of the Board and Secretary	2015	155,013	—	—	—	—	—	—	155,013
	2014	124,848	—	—	—	—	—	—	124,848
	2013	122,500	—	—	—	—	—	—	122,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of March 28, 2016, Ms. Smith owned 500 shares of common stock (50% of common stock outstanding) and Mr. Thatcher owned 500 shares of common stock (50% of common stock outstanding).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2015:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

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

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2015:

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

We retained PricewaterhouseCoopers LLP to audit the Company’s Financial Statements for the years ended December 31, 2015 and 2014, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2015 and 2014 for these various services were:

	2015	2014
Audit Fees (1)	$234,500	$225,000
Audit Related Fees (2)	—	—
Tax Fees (3)	76,500	74,250
All Other Fees (4)	—	—
Total	$309,000	$299,250

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
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it classifies deferred income taxes and the manner in which it classifies debt issuance costs in 2015.

As discussed in Notes 1, 2, 4, 7 and 11 to the financial statements, the Company has entered into significant transactions with Nexstar Broadcasting Group, a related party.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 2016

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,361	$880
Accounts receivable, net of allowance for doubtful accounts of $154 and $90, respectively	9,370	6,895
Due from Nexstar Broadcasting, Inc.	51,978	29,867
Prepaid expenses and other current assets	1,364	1,726
Total current assets	67,073	39,368
Property and equipment, net	21,891	24,166
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	18,892	21,310
Deferred tax assets, net	15,587	24,307
Other noncurrent assets, net	4,831	6,061
Total assets	$202,326	$189,264
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,335	$1,837
Current portion of broadcast rights payable	1,174	1,413
Accounts payable	906	907
Accrued expenses	5,219	3,987
Other current liabilities	516	406
Total current liabilities	10,150	8,550
Debt	223,235	230,556
Other liabilities	9,351	8,667
Total liabilities	242,736	247,773
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2015 and 2014	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(40,410)	(58,509)
Total shareholders' deficit	(40,410)	(58,509)
Total liabilities and shareholders' deficit	$202,326	$189,264

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net broadcast revenue	$51,132	$36,498	$28,971
Revenue from Nexstar Broadcasting, Inc.	37,000	42,079	39,513
Net revenue	88,132	78,577	68,484
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	24,601	18,135	14,550
Selling, general, and administrative expenses, excluding depreciation and amortization	3,536	3,188	3,235
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	9,780	9,780	9,740
Amortization of broadcast rights	5,766	5,844	6,034
Amortization of intangible assets	2,418	2,728	6,762
Depreciation	2,435	2,760	3,535
Total operating expenses	48,536	42,435	43,856
Income from operations	39,596	36,142	24,628
Interest expense	(9,325)	(10,014)	(16,181)
Loss on extinguishment of debt	-	(21)	(14,332)
Other expense	-	-	(302)
Income (loss) before income taxes	30,271	26,107	(6,187)
Income tax (expense) benefit	(12,172)	(10,023)	2,441
Net income (loss)	$18,099	$16,084	$(3,746)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2015

(in thousands, except share information)

				Contra Equity
				Due from
				Nexstar
				Broadcasting, Inc.		Total
	Common Stock		Subscription	on Debt	Accumulated	Shareholders'
	Shares	Amount	Receivable	Issuance	Deficit	Deficit
Balances as of December 31, 2012	1,000	$1	$(1)	$(189,924)	$(70,847)	$(260,771)
Discount accretion on 8.875% senior secured second lien notes, Nexstar portion	-	-	-	(488)	-	(488)
Repurchase of the 8.875% senior secured second lien notes, Nexstar portion	-	-	-	186,905	-	186,905
Nexstar interest payments on 8.875% senior second lien notes, net of interest accrual	-	-	-	3,507	-	3,507
Net loss	-	-	-	-	(3,746)	(3,746)
Balances as of December 31, 2013	1,000	1	(1)	-	(74,593)	(74,593)
Net income	-	-	-	-	16,084	16,084
Balances as of December 31, 2014	1,000	1	(1)	-	(58,509)	(58,509)
Net income	-	-	-	-	18,099	18,099
Balances as of December 31, 2015	1,000	$1	$(1)	$-	$(40,410)	$(40,410)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$18,099	$16,084	$(3,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	10,992	9,580	(2,538)
Provision for bad debt	64	60	84
Depreciation of property and equipment	2,435	2,760	3,535
Amortization of intangible assets	2,418	2,728	6,762
Amortization of debt financing costs and debt discount	550	617	943
Amortization of broadcast rights, excluding barter	1,755	1,765	1,806
Payments for broadcast rights	(1,762)	(1,714)	(2,230)
Loss on asset disposal	98	70	177
Deferred gain recognition	(199)	(198)	(199)
Premium on debt extinguishment	-	-	(11,827)
Issue discount paid upon debt extinguishment	-	-	(3,397)
Loss on extinguishment of debt	-	21	14,332
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,539)	(1,896)	(1,520)
Prepaid expenses and other current assets	120	(160)	(30)
Other noncurrent assets	(29)	(49)	(58)
Accounts payable and accrued expenses	1,199	1,816	1,021
Interest payable	-	-	(2,734)
Other noncurrent liabilities	(156)	(121)	(312)
Due to/due from Nexstar Broadcasting, Inc.	(22,111)	(33,291)	4,359
Net cash provided by (used in) operating activities	10,934	(1,928)	4,428
Cash flows from investing activities:
Purchases of property and equipment	(258)	(236)	(165)
Refund (deposit) for acquisitions	150	(3,200)	(59,508)
Proceeds from disposal of property and equipment	-	-	3,080
Net cash used in investing activities	(108)	(3,436)	(56,593)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	5,500	195,000
Repayments of long-term debt	(7,337)	(2,832)	(138,010)
Payments for debt financing costs	(8)	(140)	(1,427)
Net cash (used in) provided by financing activities	(7,345)	2,528	55,563
Net increase (decrease) in cash and cash equivalents	3,481	(2,836)	3,398
Cash and cash equivalents at beginning of period	880	3,716	318
Cash and cash equivalents at end of period	$4,361	$880	$3,716

Supplemental information:
Interest paid	$8,775	$9,399	$21,369
Income taxes paid, net of refunds	$1,000	$667	$130
Non-cash financing activities:
Accrued debt financing costs	$-	$8	$72

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2015, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 18 full power television stations, affiliated with the NBC, ABC, CBS, FOX or The CW television networks, in 17 markets located in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements, as described in a letter of support dated March 25, 2016, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2015, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and its consolidated variable interest entities, including Mission. The Company’s senior secured credit facility does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2015, Nexstar has informed Mission that it was in compliance with the financial covenants contained in its credit agreement governing its senior secured credit facility.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2015 with Nexstar:

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

Nexstar is deemed under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to have a controlling financial interest in Mission as a variable interest entity for financial reporting purposes as a result of (1) the local service agreements Nexstar has with the Mission stations, (2) Nexstar’s guarantee of the obligations incurred under Mission’s senior secured credit facility (see Note 7), (3) Nexstar having power over significant activities affecting Mission’s economic performance, including budgeting for advertising revenue, advertising and hiring and firing of sales force personnel and (4) the purchase options Mission has granted to Nexstar. Nexstar consolidates the financial accounts of Mission into its financial results.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, retransmission revenue recognized, trade and barter transactions, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collected.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from cable or satellite operators. The Company does not require collateral from its customers, but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s retransmission carriers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $4.0 million, $4.1 million and $4.2 million of barter revenue and barter expense for the years ended December 31, 2015, 2014 and 2013, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Statements of Operations.

The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transactions with its ultimate customer.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, the Company evaluates the net realizable value, calculated using the average historical advertising rates for the programs or the time periods the programming will air, of broadcast rights and adjusts amortization in that quarter for any deficiency calculated.

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

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses and that such renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15 year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its stations by market (a total of 17 reporting units) for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amount of FCC licenses with their fair value, using a discounted cash flow analysis. The quantitative impairment test for goodwill utilizes a two-step fair value approach. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of reporting units requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the total fair value of all its reporting units to its total market capitalization; and by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

The Company tests finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value. The impairment test for finite-lived intangible assets consists of an asset (asset group) comparison of the carrying amount with their fair value, using a discounted cash flow analysis.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. As of December 31, 2015 and 2014, debt financing costs related to term loans of $2.3 million and $2.8 million, respectively, were presented as a direct deduction from the carrying amount of debt. Debt financing costs related to the revolving credit facility of $0.1 million at each of December 31, 2015, and 2014 were included in other noncurrent assets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2015, 2014 and 2013, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

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

As discussed under Recent Accounting Pronouncements below, the Company early adopted the FASB issued guidance related to the presentation of deferred tax assets and liabilities. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest, Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, addressing the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The amendments in this accounting standard allow the deferral and presentation of debt financing costs related to line-of-credit arrangements as an asset and amortization of such costs ratably over their term, regardless of whether there is any outstanding amount under such arrangements. The amendments in this accounting standard are effective for interim and annual periods ending after December 15, 2015, with early application permitted. The Company has applied the change in accounting beginning in the third quarter of 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Balance Sheet as of December 31, 2014 related to term loans were decreased by $2.8 million. The Company continues to present debt financing costs related to its revolving credit facility as part of other noncurrent assets and amortizes this asset over its term. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or shareholders’ deficit.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The amendments in this accounting standard are effective for interim and annual periods beginning after December 15, 2015, with early application permitted. The Company has applied the change in accounting beginning in the third quarter of 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each jurisdiction and separate tax paying entity will now only have one net noncurrent deferred tax asset or liability. However, the new guidance does not change the existing requirement that only permits offsetting within a jurisdiction or separate tax paying entity. Companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction or separate tax paying entity against deferred tax assets of another jurisdiction or separate tax paying entity. The amendments in this accounting standard are effective for public companies for interim and annual reporting periods beginning after December 15, 2016, with early application permitted. The Company has applied the change in accounting retrospectively as of December 31, 2015. As such, the amounts previously reported as current deferred tax assets were decreased by $9.4 million and the amounts previously reported as noncurrent deferred tax assets were increased by $9.4 million in the Consolidated Balance Sheet as of December 31, 2014. The change in accounting principle does not have an impact on the Company’s results of operations, cash flows or shareholders’ deficit.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

3. Acquisitions

2013 Acquisitions

WVNY

On March 1, 2013, the Company acquired the assets of WVNY, the ABC affiliate in the Burlington-Plattsburgh, Vermont market, from Smith Media, LLC for $5.7 million in cash, funded by a combination of the Company’s $5.0 million borrowings under its revolving credit facility and cash on hand. This acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

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

WVNY’s net revenue of $2.9 million and operating income of $1.5 million from the date of acquisition to December 31, 2013 have been included in the accompanying Statement of Operations.

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

KLRT/KASN’s net revenue of $20.4 million and operating income of $9.4 million during the year ended December 31, 2013 have been included in the accompanying Statement of Operations.

No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2013.

Unaudited Pro Forma Information

The WVNY acquisition is immaterial. Thus, no pro forma information was provided for this acquisition.

The following unaudited pro forma information has been presented as if the acquisition of KLRT and KASN had occurred on January 1, 2012, for the year ended December 31, 2013 (in thousands):

Net revenue	$68,484
Loss before income taxes	(5,924)
Net loss	(3,584)

The above selected unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company owned the acquired stations during the specified period.

Pending Acquisition

Parker

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014 and expects to fund the remaining purchase price through cash generated from operations prior to closing. The acquisition is subject to FCC approval and other customary conditions and Mission expects it to occur in 2016. The acquisition will allow the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2014.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. The Company had the following local service agreements in effect with Nexstar as of December 31, 2015:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/16	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$60 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$35 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$25 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$10 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$75 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$50 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$20 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2015	2014
Buildings and improvements	39	$8,247	$8,115
Land	N/A	1,688	1,688
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	41,848	42,730
Computer equipment	3-5	550	555
Furniture and fixtures	7	830	817
Vehicles	5	762	791
Construction in progress	N/A	-	33
		53,995	54,799
Less: accumulated depreciation		(32,104)	(30,633)
Property and equipment, net		$21,891	$24,166

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2015 and 2014, the balance of deferred gain included $0.8 million and $1.0 million, respectively, in other noncurrent liabilities in the accompanying Balance Sheets and $0.2 million in other current liabilities as of each of the years then ended.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2015			2014
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(66,583)	$17,922	$84,505	$(64,419)	$20,086
Other definite-lived intangible assets	1-15	15,661	(14,691)	970	15,661	(14,437)	1,224
Other intangible assets		$100,166	$(81,274)	$18,892	$100,166	$(78,856)	$21,310

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2015, 2014 and 2013.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangibles assets as of December 31, 2015 (in thousands):

2016	$2,417
2017	2,294
2018	2,002
2019	1,793
2020	1,396
Thereafter	8,990
$18,892

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2014	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of December 31, 2015	34,039	(1,550)	32,489	52,260	(10,697)	41,563

The Company did not perform interim impairment tests for goodwill or FCC licenses as there were no indicators of impairment during the first three quarters of 2015.

In the fourth quarters of 2015 and 2014, the Company performed annual impairment tests on goodwill and FCC licenses using the qualitative analysis approach and concluded during both years that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts. Thus, it was not necessary to perform the quantitative test method.

The Company’s quantitative annual impairment test of goodwill and FCC licenses performed as of December 31, 2013 resulted in no impairment charge being recognized.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2015	2014
Term loans, net of financing costs and discount of $2,657 and $3,171, respectively	$225,570	$226,893
Revolving loans	-	5,500
	225,570	232,393
Less: current portion	(2,335)	(1,837)
	$223,235	$230,556

As discussed in Note 2, the Company early adopted the FASB issued guidance related to the presentation of debt financing costs in the Balance Sheets. The guidance requires costs paid to third parties that are directly attributable to issuing a debt instrument to be presented as a direct deduction from the carrying value of the debt as opposed to an asset. The Company has applied the change in accounting during the third quarter of 2015 with retrospective application to prior periods. As such, the amounts previously reported as other noncurrent assets and debt in the Balance Sheet as of December 31, 2014 related to term loans were decreased by $2.8 million.

Senior Secured Credit Facility

As of December 31, 2015 and 2014, the Mission senior secured credit facility (the “Mission Facility”) had $225.6 million and $226.9 million term loans outstanding, respectively. As of December 31, 2014, Mission had $5.5 million outstanding under its revolving credit facility which it fully repaid in January 2015.

The Mission Term Loan B-2, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During each of the years ended December 31, 2015 and 2014, Mission repaid scheduled maturities of $1.8 million of its term loans.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B-2 was 3.75% as of each of the years ended December 31, 2015 and 2014. The interest rate on Mission’s revolving loans was 2.2% and 2.4% as of December 31, 2015 and 2014, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General, Inc. (“Media General”) whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include Mission’s outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

8.875% Senior Secured Second Lien Notes

On April 19, 2010, Mission and Nexstar, as co-issuers, completed the issuance and sale of $325.0 million senior secured second lien notes due 2017 (the “8.875% Notes”).

In 2013, Mission and Nexstar retired the 8.875% Notes. Mission repurchased $135.3 million principal balance at an average redemption price of 108.74%, plus accrued and unpaid interest, funded by cash on hand. The redemption resulted in a loss on extinguishment of debt of $14.2 million in Mission’s Statement of Operations, representing premiums paid to retire the notes and write-off of unamortized debt issuance costs and debt discounts. The remaining principal balance under the 8.875% Notes was repurchased by Nexstar and resulted in a net reduction to the contra equity due from Nexstar Broadcasting, Inc. of $186.9 million in Mission’s Statement of Changes in Shareholders’ Deficit.

Unused Commitments and Borrowing Availability

As of December 31, 2015, the Company had $8.0 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of its default. Similarly, Mission is a guarantor of Nexstar’s bank credit facility, Nexstar’s 6.875% senior unsecured notes (the “6.875% Notes”) and Nexstar’s 6.125% senior unsecured notes (“6.125% Notes”). The bank credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Mission and Nexstar. See Note 11 for additional information on Mission’s guarantee of Nexstar’s debt.

Debt Covenants

The Mission Facility does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of December 31, 2015.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans(1)	$225,570	$225,252	$226,893	$227,195
Revolving loans(1)	-	-	5,500	5,386

(1)

The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

Debt Maturities

The scheduled maturities of the Company’s debt, excluding the unamortized discount and certain debt financing costs, as of December 31, 2015 are summarized as follows (in thousands):

2016	$2,335
2017	2,335
2018	2,335
2019	2,335
2020	218,887
$228,227

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2015 and 2014, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2015	2014	2013
Current tax expense (benefit):
Federal	$488	$403	$(4)
State	692	56	101
	1,180	459	97
Deferred tax expense (benefit):
Federal	9,635	7,899	(2,128)
State	1,357	1,665	(410)
	10,992	9,564	(2,538)
Income tax expense (benefit)	$12,172	$10,023	$(2,441)

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2015	2014	2013
Income tax expense (benefit) at 35% statutory federal rate	$10,595	$9,137	$(2,165)
State and local taxes, net of federal benefit	1,154	1,020	(173)
Other	423	(134)	(103)
Income tax expense (benefit)	$12,172	$10,023	$(2,441)

The components of the net deferred tax asset were as follows, as of December 31 (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$30,246	$37,566
Rent	1,436	1,186
Other	1,351	1,277
Total deferred tax assets	33,033	40,029
Deferred tax liabilities:
Property and equipment	(3,724)	(3,638)
Goodwill	(4,767)	(3,866)
Other intangible assets	(1,718)	(1,974)
FCC licenses	(7,237)	(6,244)
Total deferred tax liabilities	(17,446)	(15,722)
Net deferred tax assets	$15,587	$24,307

During the years ended December 31, 2015, 2014 and 2013, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2015, 2014 and 2013, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2011. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2015, the Company has federal NOLs available of $83.4 million and post-apportionment state NOLs available of $20.9 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire at various dates through 2033 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed within 51 months after the completion of the broadcast television incentive auction.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were originally given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit which in November 2015 transferred the case to the U.S. Court of Appeals for the Third Circuit. Mission has intervened in this proceeding. If the Company is required to amend or terminate its existing JSAs with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The FCC has announced March 29, 2016 as the commencement date for the incentive auction. The Company has filed an application to participate in the incentive auction, which commenced on March 29, 2016. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires the Company to negotiate retransmission consent agreements for its stations separately from Nexstar. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015. Comments and reply comments have been submitted and the Company cannot predict the proceeding’s outcome.

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

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2015 (in thousands):

2016	$1,168
2017	812
2018	147
2019	87
$2,214

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $1.6 million during each of the years ended December 31, 2015, 2014 and 2013. Future minimum lease payments under these operating leases are as follows as of December 31, 2015 (in thousands):

2016	$1,943
2017	1,951
2018	2,006
2019	2,095
2020	2,178
Thereafter	8,665
$18,838

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and the 6.125% Notes. The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility and Nexstar’s 6.875% Notes and 6.125% Notes. As of December 31, 2015, Nexstar had $519.8 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $272.2 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $496.1 million under its senior secured credit facility, of which $254.4 million in Term Loan B-2 and $146.7 million in Term Loan A were outstanding. Nexstar’s Term Loan B-2, which matures on October 1, 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. Nexstar’s Term Loan A, which matures on June 28, 2018, is payable in quarterly installments that increase over time from 5.0% to 10.0%, adjusted for any prepayments, with the remainder due at maturity.

In January and February of 2016, Nexstar borrowed a net amount of $54.0 million under its revolving loan facility.

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities.

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

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $21 thousand, $20 thousand and $20 thousand to the Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

13. Subsequent Events

On January 27, 2016, Nexstar entered into a definitive merger agreement with Media General whereby Nexstar will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include Mission’s outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

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

4.1

Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.2

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.3

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015)

10.1

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.5

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.6

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.7

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.8

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

10.9

Fifth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

Exhibit No.	Exhibit Index
10.10

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

10.11

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

10.12

Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.13

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.14

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.15

Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.16

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.17

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.18

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.19	Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Nancie J. Smith and Mission Broadcasting, Inc.*
10.20

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.21	Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Dennis Thatcher and Mission Broadcasting, Inc.*
10.22

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

10.25

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
10.28

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP – WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File

No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.29

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.30

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

10.39

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.40

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

10.43

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.44

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.45

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

Exhibit No.	Exhibit Index
10.46

Shared Services Agreement, dated as of June 13, 2003, by and between Mission Broadcasting, Inc. and Nexstar

Broadcasting of Abilene, L.L.C. (KRBC – KTAB) (Incorporated by reference to Exhibit 10.63 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.47

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.48

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.49

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.50

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012)

10.51

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.52

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

10.54

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

10.57

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.58

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.59

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

10.61

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.62

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.92 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.63

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

Exhibit No.	Exhibit Index
10.65

Amendment to Shared Services Agreement, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.94 to Amendment No. 1 to

Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.66

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.67

Shared Services Agreement, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.100 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.68

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.69

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

10.71

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.72

Shared Services Agreement, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.45 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.73

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.74

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

10.77

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.78

Shared Services Agreement, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.89 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.79

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

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2015 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

*	Filed herewith