Form 10-Q
period 2016-03-31
MISSION BROADCASTING INC
filed 2016-05-13
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 9, 2016, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$4,361
Accounts receivable, net of allowance for doubtful accounts of $182 and $154, respectively	11,985	9,370
Due from Nexstar Broadcasting, Inc.	60,056	51,978
Prepaid expenses and other current assets	1,120	1,364
Total current assets	74,491	67,073
Property and equipment, net	21,344	21,891
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	18,287	18,892
Deferred tax assets, net	14,757	15,587
Other noncurrent assets, net	4,582	4,831
Total assets	$207,513	$202,326
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,335	$2,335
Current portion of broadcast rights payable	967	1,174
Accounts payable	1,651	906
Accrued expenses	5,219	5,219
Other current liabilities	531	516
Total current liabilities	10,703	10,150
Debt	222,781	223,235
Other liabilities	10,397	9,351
Total liabilities	243,881	242,736
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2016 and December 31, 2015	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(36,368)	(40,410)
Total shareholders' deficit	(36,368)	(40,410)
Total liabilities and shareholders' deficit	$207,513	$202,326

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net broadcast revenue	$15,160	$12,110
Revenue from Nexstar Broadcasting, Inc.	9,201	8,554
Net revenue	24,361	20,664
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	7,487	5,188
Selling, general, and administrative expenses, excluding depreciation and amortization	907	862
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	4,500	2,445
Amortization of broadcast rights	1,392	1,468
Amortization of intangible assets	605	610
Depreciation	607	602
Total operating expenses	15,498	11,175
Income from operations	8,863	9,489
Interest expense	(2,313)	(2,316)
Income before income taxes	6,550	7,173
Income tax expense	(2,508)	(2,821)
Net income	$4,042	$4,352

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,042	$4,352
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	830	2,563
Provision for bad debt	27	-
Depreciation of property and equipment	607	602
Amortization of intangible assets	605	610
Amortization of debt financing costs and debt discount	140	134
Amortization of broadcast rights, excluding barter	399	439
Payments for broadcast rights	(447)	(455)
Deferred gain recognition	(49)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(2,642)	(1,947)
Prepaid expenses and other current assets	80	241
Other noncurrent assets	(3)	(14)
Accounts payable and accrued expenses	742	(33)
Other noncurrent liabilities	1,358	(26)
Due to/due from Nexstar Broadcasting, Inc.	(8,078)	1,690
Net cash (used in) provided by operating activities	(2,389)	8,106
Cash flows from investing activities:
Purchases of property and equipment	(57)	(32)
Deposit refund	-	150
Net cash (used in) provided by investing activities	(57)	118
Cash flows from financing activities:
Repayments of long-term debt	(585)	(5,959)
Payments for debt financing costs	-	(8)
Net cash used in financing activities	(585)	(5,967)
Net (decrease) increase in cash and cash equivalents	(3,031)	2,257
Cash and cash equivalents at beginning of period	4,361	880
Cash and cash equivalents at end of period	$1,330	$3,137

Supplemental information:
Interest paid	$2,173	$2,181
Income taxes paid, net of refunds	$48	$11

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2016, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 18 full power television stations, affiliated with the NBC, ABC, CBS, FOX or The CW television networks, in 17 markets located in the states of Arkansas, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 25, 2016, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2016, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2016, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet as of December 31, 2015 has been derived from the audited Financial Statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). The new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  The new guidance is expected to provide transparency of information and comparability among organizations. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. The amendments in ASU 2016-08 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the provisions of the accounting standard update.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2016:

Service Agreements	Full Power Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2016			December 31, 2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(67,158)	$17,347	$84,505	$(66,583)	$17,922
Other definite-lived intangible assets	1-15	15,661	(14,721)	940	15,661	(14,691)	970
Other intangible assets		$100,166	$(81,879)	$18,287	$100,166	$(81,274)	$18,892

The following table presents the Company’s estimate of amortization expense for the remainder of 2016, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2016 (in thousands):

Remainder of 2016	$1,817
2017	2,318
2018	1,988
2019	1,796
2020	1,401
2021	1,401
Thereafter	7,566
$18,287

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of March 31, 2016	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2016, the Company did not identify any events that would trigger an impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Network affiliation fees	4,277	4,125
Other	942	1,094
	$5,219	$5,219

6.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loans, net of financing costs and discount of $2,527 and $2,657, respectively	$225,116	$225,570
Less: current portion	(2,335)	(2,335)
	$222,781	$223,235

2016 Transactions

In March 2016, the Company repaid the scheduled maturity under its term loan of $0.6 million.

Unused Commitments and Borrowing Availability

As of March 31, 2016, the Company had $8.0 million unused revolving loan commitment under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of March 31, 2016.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$225,116	$227,093	$225,570	$225,252

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

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

Concurrently with its adoption of the FNPRM, the FCC also adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party is deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that do not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025. Various parties, including Nexstar, have appealed this new rule to the U.S. Court of Appeals for the D.C. Circuit, which in November 2015 transferred the case to the U.S. Court of Appeals for the Third Circuit. Mission has intervened in this proceeding. If the Company is required to amend or terminate its existing agreements with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures that the FCC will follow in the incentive auction and the subsequent “repacking” of broadcast television spectrum, establish opening prices for television stations to relinquish their spectrum, and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The Company filed an application to participate in the incentive auction, which commenced on March 29, 2016. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the results of television spectrum reallocation efforts or their impact to its business.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires the Company to negotiate retransmission consent agreements for certain of its stations separately from Nexstar. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, comments and reply comments have been submitted and the Company cannot predict the proceeding’s outcome.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s prohibition on certain joint negotiations, on its business.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in the first and second quarters of 2015 and the Company cannot predict the outcome of the proceeding. However, if the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, the Company’s business and results of operations could be materially and adversely affected.

8.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.875% Notes and 6.125% Notes.

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of March 31, 2016, Nexstar had $525.0 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $275.0 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $493.2 million under its senior secured credit facility, of which $254.1 million in Term Loan B-2, $144.1 million in Term Loan A and $42.0 million in revolving loans were outstanding.

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

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General, Inc. (“Media General”) whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include Mission’s outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

During the first week of May 2016, Nexstar repaid $14.0 million of its revolving loans.

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

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Throughout this discussion, all references to “Mission,” “we,” “our,” “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2016, we owned and operated 18 full power television stations. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2016 with Nexstar:

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2016 is an election year and an Olympic year, we expect an increase in advertising revenue to be reported in 2016 compared to 2015.

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

Most of our stations have a network affiliation agreement pursuant to which the network provides programming to the station during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts.

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

Our primary operating expenses include network affiliation costs, which can vary based on our broadcast programming and retransmission subscribers, and fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent, our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

Regulatory Developments

As a television broadcaster, we are highly regulated and our operations require that we obtain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television station ownership rule have until September 30, 2025 to come into compliance. We ultimately expect to incur additional costs in complying with this new rule, although, given recent legislation extending the compliance deadline until September 30, 2025, we do not expect the 2014 rule change to impact our JSA revenue in the near term. If we are ultimately unable to obtain waivers from the FCC and are required to amend or terminate our existing agreements, however, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. Various parties, including Nexstar, have appealed this rule to the U.S. Court of Appeals for the D.C. Circuit, which has transferred the appeal to the U.S. Court of Appeals for the Third Circuit. Oral argument in the case took place on April 19, 2016. We have intervened in this proceeding.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended March 31,
	2016	2015
Retransmission compensation	$14,008	$10,920
Other	159	161
Barter revenue	993	1,029
Revenue from Nexstar	9,201	8,554
Net revenue	$24,361	$20,664

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%
Net revenue	$24,361	100	$20,664	100
Operating expenses:
Corporate expenses	366	1.5	334	1.6
Station direct operating expenses	7,487	30.7	5,188	25.1
Station selling, general and administrative expenses	541	2.2	528	2.6
Fees incurred pursuant to local service agreements with Nexstar	4,500	18.5	2,445	11.8
Barter expense	993	4.1	1,029	5
Depreciation	607	2.5	602	2.9
Amortization of intangible assets	605	2.5	610	3
Amortization of broadcast rights, excluding barter	399	1.6	439	2.1
Income from operations	$8,863		$9,489

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Net revenue for the three months ended March 31, 2016 increased by $3.7 million, or 17.9%, from the same period in 2015. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $9.2 million for the three months ended March 31, 2016, compared to $8.6 million for the same period in 2015, an increase of $0.6 million, or 7.6%, as 2016 is an election year and an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $14.0 million for the three months ended March 31, 2016, compared to $10.9 million for the same period in 2015, an increase of $3.1 million, or 28.3%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.4 million for the three months ended March 31, 2016, compared to $0.3 million for the same period in 2015. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $8.0 million for the three months ended March 31, 2016, compared to $5.7 million for the same period in 2015, an increase of $2.3 million, or 40.4%. The increase was primarily due to an increase in programming costs of $2.3 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $4.5 million for the three months ended March 31, 2016, compared to $2.4 million for the same period in 2015, an increase of $2.1 million, due to the amended SSA fees effective on January 1, 2016.

Depreciation of property and equipment was consistent at $0.6 million for each of the three months ended March 31, 2016 and 2015.

Amortization of intangible assets was consistent at $0.6 million for each of the three months ended March 31, 2016 and 2015.

Interest Expense

Interest expense was consistent at $2.3 million for each of the three months ended March 31, 2016 and 2015.

Income Taxes

Income tax expense was $2.5 million for the three months ended March 31, 2016 and $2.8 million for the same period in 2015, a decrease of $0.3 million, or 11.1%. The effective tax rates for the three months ended March 31, 2016 and 2015 were 38.3% and 39.3%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 25, 2016, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 31, 2016. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(2,389)	$8,106
Net cash (used in) provided by investing activities	(57)	118
Net cash used in financing activities	(585)	(5,967)
Net (decrease) increase in cash and cash equivalents	$(3,031)	$2,257
Cash paid for interest	$2,173	$2,181
Cash paid for income taxes, net of refunds	$48	$11

	As of	As of
	March 31,	December 31,
	2016	2015
Cash and cash equivalents	$1,330	$4,361
Long-term debt including current portion	225,116	225,570
Unused revolving loan commitments under senior secured credit facilities	8,000	2,500

Cash Flows – Operating Activities

Net cash flows used in operating activities was $2.4 million during the three months ended March 31, 2016, compared to the net cash provided by operating activities of $8.1 million for the same period in 2015. This was primarily due to $9.8 million timing of contractual payments under local service agreements with Nexstar and timing of collections of accounts receivable of $0.7 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $0.2 million during the three months ended March 31, 2016, compared to the same period in 2015. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities decreased by $5.4 million during the three months ended March 31, 2016, compared to the same period in 2015. In 2016, we repaid the scheduled principal maturity under our term loan of $0.6 million. In 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million and scheduled principal maturity under our term loan of $0.5 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2016, we had total debt of $225.1 million which represented 119.3% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2016, we have $8.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2016 (in thousands):

		Remainder
	Total	of 2016	2017-2018	2019-2020	Thereafter
Senior secured credit facility	$227,643	$1,751	$4,670	$221,222	$-

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

Effective on January 1, 2016, the SSAs were amended to increase the monthly fees paid to Nexstar by $0.7 million.

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes and the 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of March 31, 2016, Nexstar had a maximum commitment of $493.2 million under its senior secured credit facility, of which $440.2 million of debt was outstanding, had $520.0 million of the 6.875% Notes outstanding and had $272.3 million of the 6.125% Notes outstanding.

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our outstanding term loans and revolving loans and is projected to occur in the fourth quarter of 2016.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local services agreements described in a letter of support dated March 25, 2016. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of March 31, 2016, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that as of March 31, 2016, there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other filings with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of March 31, 2016, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.4% at March 31, 2016. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2016 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $1.0 million, based on the outstanding balance of our credit facility as of March 31, 2016. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR or any decrease in LIBOR would not have an impact on our operations or cash flows. As of March 31, 2016, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2016, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KJTL and KJBO-LP).*
10.2	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WYOU).*
10.3	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KODE).*
10.4	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KRBC).*
10.5	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KSAN).*
10.6	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV).*
10.7	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KCIT and KCPN-LP).*
10.8	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KAMC).*
10.9	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KOLR).*
10.10	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WUTR).*
10.11	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WTVO).*
10.12	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KTVE).*
10.13	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WTVW).*
10.14	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (KLRT and KASN).*
10.15	Amendment to Shared Services Agreement, dated as of January 1, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WVNY).*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: May 13, 2016