Form 10-Q
period 2016-09-30
MISSION BROADCASTING INC
filed 2016-11-14
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 7, 2016, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,657	$4,361
Accounts receivable, net of allowance for doubtful accounts of $221 and $154, respectively	12,024	9,370
Due from Nexstar Broadcasting, Inc.	69,433	51,978
Prepaid expenses and other current assets	1,645	1,364
Total current assets	88,759	67,073
Property and equipment, net	20,246	21,891
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	17,076	18,892
Deferred tax assets, net	9,584	15,587
Other noncurrent assets, net	5,213	4,831
Total assets	$214,930	$202,326
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,334	$2,335
Current portion of broadcast rights payable	1,261	1,174
Accounts payable	1,324	906
Accrued expenses	4,563	5,219
Other current liabilities	657	516
Total current liabilities	10,139	10,150
Debt	221,880	223,235
Other noncurrent liabilities	10,127	9,351
Total liabilities	242,146	242,736
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of September 30, 2016 and December 31, 2015	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(27,216)	(40,410)
Total shareholders' deficit	(27,216)	(40,410)
Total liabilities and shareholders' deficit	$214,930	$202,326

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net broadcast revenue	$15,541	$13,425	$45,786	$37,773
Revenue from Nexstar Broadcasting, Inc.	10,383	8,873	29,209	26,780
Net revenue	25,924	22,298	74,995	64,553
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	7,714	7,001	22,581	17,657
Selling, general, and administrative expenses, excluding depreciation and amortization	892	819	2,646	2,481
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	4,500	2,445	13,500	7,335
Amortization of broadcast rights	1,388	1,464	4,169	4,308
Amortization of intangible assets	605	605	1,816	1,812
Depreciation	598	617	1,805	1,829
Total operating expenses	15,697	12,951	46,517	35,422
Income from operations	10,227	9,347	28,478	29,131
Interest expense	(2,329)	(2,336)	(6,951)	(6,974)
Income before income taxes	7,898	7,011	21,527	22,157
Income tax expense	(3,050)	(3,111)	(8,333)	(9,002)
Net income	$4,848	$3,900	$13,194	$13,155

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,194	$13,155
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,407	8,099
Provision for bad debt	97	42
Depreciation of property and equipment	1,805	1,829
Amortization of intangible assets	1,816	1,812
Amortization of debt financing costs and debt discount	422	409
Amortization of broadcast rights, excluding barter	1,188	1,311
Payments for broadcast rights	(1,263)	(1,314)
Deferred gain recognition	(149)	(149)
Changes in operating assets and liabilities:
Accounts receivable	(2,751)	(2,772)
Prepaid expenses and other current assets	(132)	(24)
Other noncurrent assets	(6)	(22)
Accounts payable, accrued expenses and other current liabilities	(330)	(253)
Other noncurrent liabilities	(311)	(111)
Due to/due from Nexstar Broadcasting, Inc.	(17,455)	(11,927)
Net cash provided by operating activities	3,532	10,085
Cash flows from investing activities:
Purchases of property and equipment	(160)	(138)
Deposit refund	-	150
Net cash (used in) provided by investing activities	(160)	12
Cash flows from financing activities:
Repayments of long-term debt	(1,751)	(6,877)
Payments for debt financing costs	(325)	(8)
Net cash used in financing activities	(2,076)	(6,885)
Net increase in cash and cash equivalents	1,296	3,212
Cash and cash equivalents at beginning of period	4,361	880
Cash and cash equivalents at end of period	$5,657	$4,092

Supplemental information:
Interest paid	$6,529	$6,565
Income taxes paid, net of refunds	$1,029	$788

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2016, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 18 full power television stations, affiliated with the NBC, ABC, CBS, FOX or The CW television networks, in 17 markets located in the states of Arkansas, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 25, 2016, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2016, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and its variable interest entities, including Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2016, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The balance sheet as of December 31, 2015 has been derived from the audited Financial Statements as of that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The standard amends guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as those for ASU 2014-09 discussed above. The Company is currently evaluating the impact of these updates on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption during an interim period. The Company does not expect the implementation of this standard to have a material impact on its statements of cash flows.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2016:

Service Agreements	Full Power Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2016			December 31, 2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(68,309)	$16,196	$84,505	$(66,583)	$17,922
Other definite-lived intangible assets	1-15	15,661	(14,781)	880	15,661	(14,691)	970
Other intangible assets		$100,166	$(83,090)	$17,076	$100,166	$(81,274)	$18,892

The following table presents the Company’s estimate of amortization expense for the remainder of 2016, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2016 (in thousands):

Remainder of 2016	$605
2017	2,299
2018	2,007
2019	1,797
2020	1,401
2021	1,401
Thereafter	7,566
$17,076

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of September 30, 2016	34,039	(1,550)	32,489	52,260	(10,697)	41,563

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the nine months ended September 30, 2016, the Company did not identify any events that would trigger an impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Network affiliation fees	$3,323	$4,125
Other	1,240	1,094
	$4,563	$5,219

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loans, net of financing costs and discount of $2,261 and $2,657, respectively	$224,214	$225,570
Less: current portion	(2,334)	(2,335)
	$221,880	$223,235

2016 Transactions

Through September 2016, the Company repaid the scheduled maturity under its term loan of $1.7 million.

Unused Commitments and Borrowing Availability

As of September 30, 2016, the Company had $8.0 million unused revolving loan commitment under its amended senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s amended credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General, Inc. (“Media General”) whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks in the form of credit facilities and notes to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include Mission’s senior secured credit facility.

On July 27, 2016, Nexstar Escrow Corporation, a wholly-owned subsidiary of Nexstar Broadcasting Group, Inc. (“Nexstar Escrow”), completed the issuance and sale of $900.0 million of 5.625% Senior Unsecured Notes at par (the “5.625% Notes”). These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017.  The proceeds of the 5.625% Notes, which were deposited into a segregated escrow account, are expected to be used by Nexstar to partially finance the Media General merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. The 5.625% Notes are currently not guaranteed but are secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the merger and the debt refinancing, which is expected to occur in the fourth quarter of 2016, the 5.625% Notes will be guaranteed by Mission and Nexstar and certain of their future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes will be junior to Mission’s senior secured credit facility to the extent of the value of the assets securing such debt.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of September 30, 2016.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$224,214	$226,722	$225,570	$225,252

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule and (5) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).

In March 2014, the FCC adopted a rule making television JSAs attributable to the seller of advertising time in certain circumstances. Under this rule, where a party owns a full-power television station in a market and sells more than 15% of the weekly advertising time for another, non-owned station in the same market under a JSA, that party was deemed to have an attributable interest in the latter station for purposes of the local television ownership rule. Parties to newly attributable JSAs that did not comply with the local television ownership rule were given two years to modify or terminate their JSAs to come into compliance. However, subsequent federal legislation extended the JSA compliance deadline until September 30, 2025.

In May 2016, the U.S. Court of Appeals for the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC. The court determined that the FCC had violated the Communications Act by adopting the JSA attribution rule without determining, through the quadrennial review process, that the underlying local television ownership rule remains in the public interest.  In its 2016 Ownership Order, however, the FCC reimposed the JSA attribution rule while extending the compliance period for pre-March 2014 JSAs to September 30, 2025. If the Company is required to amend or terminate its existing agreements with Nexstar, it could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs. The FCC’s 2016 Ownership Order is subject to appeal.

Spectrum

The FCC is seeking to make additional spectrum available to meet future wireless broadband needs. In February 2012, the U.S. Congress adopted legislation authorizing the FCC to conduct an incentive auction whereby television broadcasters could voluntarily relinquish their spectrum in exchange for consideration. The FCC has released various orders and public notices which set forth procedures for the incentive auction and the subsequent “repacking” of broadcast television spectrum and resolve various technical and other issues related to the incentive auction, the possible sharing of channels by television stations, and the repurposing of television spectrum for broadband use.  The Company filed an application to participate in the incentive auction, which commenced on March 29, 2016 and is ongoing. The reallocation of television spectrum for wireless broadband use will require many television stations to change channel or otherwise modify their technical facilities after the incentive auction concludes.  The FCC has solicited comment on a proposed schedule for this transition. The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repacking on its business.

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

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of September 30, 2016, Nexstar had $520.5 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $272.5 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $487.0 million under its senior secured credit facility, of which $253.1 million in Term Loan B-2 and $138.9 million in Term Loan A were outstanding.

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

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017.  The proceeds of the 5.625% Notes, which were deposited into a segregated escrow account, are expected to be used by Nexstar to partially finance the Media General merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. The 5.625% Notes are currently not guaranteed but are secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the merger and the debt refinancing, which is expected to occur in the fourth quarter of 2016, the 5.625% Notes will be guaranteed by Mission and Nexstar and certain of their future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes will be junior to Mission’s senior secured credit facilities to the extent of the value of the assets securing such debt.

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

Overview of Operations

As of September 30, 2016, we owned and operated 18 full power television stations. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances, personnel and operations for our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2016 with Nexstar:

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

Regulatory Developments

As a television broadcaster, we are highly regulated and our operations require that we obtain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area was deemed to have an attributable ownership interest in that station. On May 25, 2016, the U.S. Court of Appeals for the Third Circuit issued a decision that vacated the JSA attribution rule and remanded it to the FCC.  The FCC, however, re-imposed the JSA attribution rule in August 2016, while giving parties to pre-March 2014 JSAs that do not comply with the local television ownership rule until September 30, 2025 to come into compliance.  If we are required to terminate or modify our JSAs or other local service agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement arrangements that are as beneficial as the existing JSAs.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retransmission compensation	$14,442	$12,274	$42,401	$34,316
Other	103	154	404	460
Barter revenue	996	997	2,981	2,997
Revenue from Nexstar	10,383	8,873	29,209	26,780
Net revenue	$25,924	$22,298	$74,995	$64,553

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$25,924	100.0	$22,298	100.0	$74,995	100.0	$64,553	100.0
Operating expenses:
Corporate expenses	344	1.3	290	1.3	1,003	1.3	897	1.4
Station direct operating expenses	7,714	29.8	7,001	31.4	22,581	30.1	17,657	27.4
Station selling, general and administrative expenses	548	2.1	529	2.4	1,643	2.2	1,584	2.5
Fees incurred pursuant to local service agreements with Nexstar	4,500	17.4	2,445	11.0	13,500	18.0	7,335	11.4
Barter expense	996	3.8	997	4.5	2,981	4.0	2,997	4.6
Depreciation	598	2.3	617	2.8	1,805	2.4	1,829	2.8
Amortization of intangible assets	605	2.3	605	2.7	1,816	2.4	1,812	2.8
Amortization of broadcast rights, excluding barter	392	1.6	467	2.0	1,188	1.6	1,311	2.0
Income from operations	$10,227		$9,347		$28,478		$29,131

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Net revenue for the three months ended September 30, 2016 increased by $3.6 million, or 16.3%, from the same period in 2015. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $10.4 million for the three months ended September 30, 2016, compared to $8.9 million for the same period in 2015, an increase of $1.5 million, or 17.0%, as 2016 is an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $14.4 million for the three months ended September 30, 2016, compared to $12.3 million for the same period in 2015, an increase of $2.2 million, or 17.7%. The increase was primarily due to retransmission consent agreements providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for each of the three months ended September 30, 2016 and 2015. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $8.3 million for the three months ended September 30, 2016, compared to $7.5 million for the same period in 2015, an increase of $0.7 million, or 9.7%. The increase was primarily due to an increase in programming costs primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $4.5 million for the three months ended September 30, 2016, compared to $2.4 million for the same period in 2015, an increase of $2.1 million, due to amended SSA fees effective on January 1, 2016.

Depreciation of property and equipment was consistent at $0.6 million for each of the three months ended September 30, 2016 and 2015.

Amortization of intangible assets was consistent at $0.6 million for each of the three months ended September 30, 2016 and 2015.

Interest Expense

Interest expense was consistent at $2.3 million for each of the three months ended September 30, 2016 and 2015.

Income Taxes

Income tax expense was consistent at $3.1 million for each of the three months ended September 30, 2016 and 2015.The effective tax rates for the three months ended September 30, 2016 and 2015 were 38.6% and 44.4%, respectively. The higher effective tax rate in the prior year was primarily the result of an adjustment to tax expense related to the filing of state tax returns.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Net revenue for the nine months ended September 30, 2016 increased by $10.4 million, or 16.2%, from the same period in 2015. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $29.2 million for the nine months ended September 30, 2016, compared to $26.8 million for the same period in 2015, an increase of $2.4 million, or 9.1%, as 2016 is an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $42.4 million for the nine months ended September 30, 2016, compared to $34.3 million for the same period in 2015, an increase of $8.1 million, or 23.6%. The increase was primarily due to retransmission consent agreements providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $1.0 million for the nine months ended September 30, 2016, compared to $0.9 million for the same period in 2015. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $24.2 million for the nine months ended September 30, 2016, compared to $19.2 million for the same period in 2015, an increase of $5.0 million, or 25.9%. The increase was primarily due to an increase in programming costs related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $13.5 million for the nine months ended September 30, 2016, compared to $7.3 million for the same period in 2015, an increase of $6.2 million, due to amended SSA fees effective on January 1, 2016.

Depreciation of property and equipment was consistent at $1.8 million for each of the nine months ended September 30, 2016 and 2015.

Amortization of intangible assets was consistent at $1.8 million for each of the nine months ended September 30, 2016 and 2015.

Interest Expense

Interest expense was consistent at $7.0 million for each of the nine months ended September 30, 2016 and 2015.

Income Taxes

Income tax expense was $8.3 million for the nine months ended September 30, 2016, compared to $9.0 million for the same period in 2015, a decrease of $0.7 million, or 7.4%. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 38.7% and 40.6%, respectively. The higher effective tax rate in the prior year was primarily the result of an adjustment to tax expense related to the filing of state tax returns.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 25, 2016, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from September 30, 2016. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$3,532	$10,085
Net cash (used in) provided by investing activities	(160)	12
Net cash used in financing activities	(2,076)	(6,885)
Net increase in cash and cash equivalents	$1,296	$3,212
Cash paid for interest	$6,529	$6,565
Cash paid for income taxes, net of refunds	$1,029	$788

	As of	As of
	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$5,657	$4,361
Long-term debt including current portion	224,214	225,570
Unused revolving loan commitments under senior secured credit facilities	8,000	8,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities were $3.5 million during the nine months ended September 30, 2016, compared to $10.1 million for the same period in 2015. This was primarily due to the timing of payments due to/from Nexstar in the amount of $5.5 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $0.2 million during the nine months ended September 30, 2016, compared to the same period in 2015. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities decreased by $4.8 million during the nine months ended September 30, 2016, compared to the same period in 2015. In 2016, we repaid the scheduled principal maturity under our term loan of $1.7 million and paid financing costs of $0.3 million. In 2015, we repaid the outstanding principal balance under our revolving credit facility of $5.5 million and scheduled principal maturity under our term loan of $1.4 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2016, we had total debt of $224.2 million which represented 113.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2016, we have $8.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks in the form of credit facilities and notes to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our senior secured credit.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017.  The proceeds of the 5.625% Notes, which were deposited into a segregated escrow account, are expected to be used by Nexstar to partially finance the Media General merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. The 5.625% Notes are currently not guaranteed but are secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the merger and the debt refinancing, which is expected to occur in the fourth quarter of 2016, the 5.625% Notes will be guaranteed by Mission and Nexstar and certain of their future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes will be junior to our senior secured credit to the extent of the value of the assets securing such debt.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2016 (in thousands):

		Remainder
	Total	of 2016	2017-2018	2019-2020	Thereafter
Senior secured credit facility	$226,475	$583	$4,670	$221,222	$-

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

Collateralization and Guarantees of Debt

Nexstar Broadcasting Group, Inc. and its subsidiaries guarantee full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility and the 6.875% Notes and the 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us. As of September 30, 2016, Nexstar had a maximum commitment of $487.0 million under its senior secured credit facility, of which $392.0 million of debt was outstanding, had $520.5 million of the 6.875% Notes outstanding and had $272.5 million of the 6.125% Notes outstanding.

On January 27, 2016, Nexstar Broadcasting Group, Inc. entered into a definitive merger agreement with Media General whereby Nexstar Broadcasting Group, Inc. will acquire Media General’s outstanding equity. In connection with this transaction, Nexstar Broadcasting Group, Inc. has received commitment from a group of commercial banks in the form of credit facilities and notes to provide the debt financing to consummate the merger and refinance certain existing indebtedness of Nexstar, Media General and certain of their variable interest entities. The refinancing will include our senior secured credit.

On July 27, 2016, Nexstar Escrow completed the issuance and sale of $900.0 million of 5.625% Notes. These notes will mature on August 1, 2024 and interest is payable semiannually in arrears on February 1 and August 1 of each year beginning on February 1, 2017.  The proceeds of the 5.625% Notes, which were deposited into a segregated escrow account, are expected to be used by Nexstar to partially finance the Media General merger, to refinance certain existing indebtedness of Nexstar and Media General, to pay related fees and expenses and for general corporate purposes. The 5.625% Notes are currently not guaranteed but are secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following the consummation of the merger and the debt refinancing, which is expected to occur in the fourth quarter of 2016, the 5.625% Notes will be guaranteed by Mission and Nexstar and certain of their future wholly-owned subsidiaries, subject to certain customary release provisions. The 5.625% Notes will be junior to our senior secured credit facility to the extent of the value of the assets securing such debt.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 25, 2016. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. As of September 30, 2016, Nexstar has informed us that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

No Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Management believes that as of September 30, 2016, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.8% as of September 30, 2016, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 2.5% at September 30, 2016. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2016 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $1.2 million, based on the outstanding balance of our credit facility as of September 30, 2016. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $0.1 million. Any decrease in LIBOR would not have an impact on our operations or cash flows. As of September 30, 2016, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2016, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.16	Amendment to Time Brokerage Agreement, dated as of August 2, 2016, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WFXP)*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101

The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).*

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

Dated: November 14, 2016