Form 10-K
period 2016-12-31
MISSION BROADCASTING INC
filed 2017-03-29
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant. As of March 27, 2017, the Registrant had 1,000 shares of common stock outstanding.

ITEM 16.	Form 10-K Summary	37

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours,” “us” and the “Company” refer to Mission Broadcasting, Inc., and “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as local service agreements) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

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

As of December 31, 2016, we owned and operated 18 full power television stations in 17 markets in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW.

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

Local Service Agreements and Purchase Options

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

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the senior unsecured notes issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior FCC approval.

Under the local service agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years and have terms for renewal periods. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements to which Nexstar is a party.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2016:

Service Agreements	Full Power Stations
TBA Only	WFXP and KHMT
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2016.

Business Strategy

The operating revenue of our stations is derived primarily from (1) retransmission consent agreements with MVPDs that permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us and (2) broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expenses include network affiliation costs, which can vary based on our broadcast programming and retransmission subscribers, fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2016:

Market Rank(1)	Market	Station	Affiliation	Commercial Stations in Market (2)	FCC License Expiration Date
56	Wilkes Barre-Scranton, PA	WYOU	CBS	7	8/1/2023
57	Little Rock-Pine Bluff, AR	KLRT KASN	FOX The CW	7	6/1/2021 6/1/2021
75	Springfield, MO	KOLR	CBS	5	2/1/2022
97	Burlington-Plattsburgh, VT	WVNY	ABC	5	4/1/2023
103	Evansville, IN	WTVW/D2	The CW/Bounce TV	4	8/1/2021
131	Amarillo, TX	KCIT KCPN-LP	FOX MyNetworkTV	6	8/1/2022 8/1/2022
137	Monroe, LA-El Dorado, AR	KTVE	NBC	4	6/1/2021
138	Rockford, IL	WTVO/D2	ABC/MyNetworkTV	4	12/1/2021
145	Lubbock, TX	KAMC	ABC	5	8/1/2022
148	Wichita Falls, TX- Lawton, OK	KJTL KJBO-LP	FOX MyNetworkTV	4	8/1/2022 8/1/2022
150	Erie, PA	WFXP	FOX	4	8/1/2023
151	Joplin, MO-Pittsburg, KS	KODE	ABC	4	2/1/2022
155	Terre Haute, IN	WAWV	ABC	3	8/1/2021
165	Abilene-Sweetwater, TX	KRBC	NBC	4	8/1/2022
166	Billings, MT	KHMT	FOX	5	4/1/2022
171	Utica, NY	WUTR	ABC	3	6/1/2023
196	San Angelo, TX	KSAN	NBC	3	8/1/2022

(1)

Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a full power television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2016 4th Edition, as published by BIA Financial Network, Inc.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by The Nielsen Company, LLC, a national audience measuring service, into 210 generally recognized television markets, known as designated market areas (“DMAs”) that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

Most television stations are affiliated with networks and receive a significant part of their programming, including prime-time hours, from networks. Whether or not a station is affiliated with one of the four major networks (NBC, CBS, FOX or ABC) has a significant impact on the composition of the station’s revenue, expenses and operations. Network programming is provided to the affiliate by the network in exchange for the payment to the network of affiliation fees and the network’s retention of a substantial majority of the advertising time during network programs. The network then sells this advertising time and retains the revenue. The affiliate retains the revenue from the remaining advertising time it sells during network programs and from advertising time it sells during non-network programs.

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

Network Affiliations

All of the full power television stations that we own and operate, program, or provide sales and other services to as of December 31, 2016 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC, and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2017.
FOX	All 5 agreements expired in December 2016 and have been extended pending renewal negotiations.
NBC	All 3 agreements expire in December 2019.
CBS	Of the 2 agreements, one expires in December 2018 and one expires in June 2020.

We expect the network affiliation agreements listed above to be renewed upon expiration.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own or provide services to is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as VCRs, DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites and mobile platforms) and gaming devices.

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and FOX television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems and video streaming services which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Time Warner, Inc., Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs and the Internet. Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company unless the FCC determines the public interest will be served by waiver of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules, such as a radio or television station or daily newspaper. If a shareholder of Mission holds a voting stock interest of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Mission.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station only in cases where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the Duopoly Rule continues to serve the public interest in its 2016 quadrennial review decision.  That decision is the subject of various petitions for reconsideration.

Under the duopoly rule, the FCC attributes toward the local television ownership limits another in-market station when one station owner programs that station pursuant to a time brokerage or local marketing agreement, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, local marketing agreements entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In August 2016 the FCC completed its most recent quadrennial media ownership review and adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under these JSAs until September 30, 2025.  The JSA attribution rule is the subject of various petitions for reconsideration.

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

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule formerly provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.”  Certain parties have filed for reconsideration of this decision, while others have sought court review. Our stations have a combined national audience reach of 3.3% of television households.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all independently owned radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) makes JSA relationships attributable interests and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).  The FCC’s 2016 Ownership Order is subject to pending petitions for reconsideration and court appeals.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2017, and will be effective January 1, 2018. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

MVPD operators are actively seeking to change the regulations under which retransmission consent is negotiated before both the U.S. Congress and the FCC in order to increase their bargaining leverage with television stations. On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances.

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  Under this rule, top-four stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned top-four station located in the same DMA or to a third party that negotiates on behalf of another non-commonly owned top-four station in the same DMA; or (2) facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  This rule took effect on June 18, 2014. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Retransmission consent agreements jointly negotiated prior to June 18, 2014 remain enforceable until the end of their current terms; however, contractual provisions between separately owned same-market stations to consult or jointly negotiate retransmission consent agreements are void. Accordingly, in all markets which we have sharing agreements with Nexstar, we must separately negotiate our retransmission consent agreements with MVPDs.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

In June 2014, the U.S. Supreme Court held that an over-the-top video distributor’s (“OTTD’s”) retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to-date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements will negotiate agreements with OTTDs.

Employees

As of December 31, 2016, we had a total of 39 employees, all of which were full-time. As of December 31, 2016, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks actually occurs, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page one of this document.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own or provide services to. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations.

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2016, we had $223.8 million of debt, which represented 110.3% of our total capitalization. On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a carrying amount of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

The Company’s high level of debt could have important consequences to our business. For example, it could:

☒	limit the Company’s ability to borrow additional funds or obtain additional financing in the future;
☒	limit the Company’s ability to pursue acquisition opportunities;
☒	expose the Company to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;
☒	limit the Company’s flexibility to plan for and react to changes in our business and our industry; and
☒	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facility, limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, we would become even more susceptible to the leverage-related risks described above.

The agreements governing the Company’s debt contain various covenants that limit management’s discretion in the operation of our business.

The terms of the Company’s senior secured credit facility contain various restrictive covenants customary for arrangements of these types that restrict our ability to, among other things:

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 14, 2017. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2016, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

The Company may not be able to generate sufficient cash flow to meet its debt service requirements.

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect on the Company.

We guarantee the senior unsecured notes issued by Nexstar and the amounts outstanding under Nexstar’s senior secured credit facility.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2016, Nexstar had outstanding debt balance of $520.7 million and $272.6 million under its 6.875% senior unsecured notes (the “6.875% Notes”) and 6.125% senior unsecured notes (the “6.125% Notes”), respectively, and had a maximum commitment of $482.4 million under its senior secured credit facility, of which $387.4 million in term loans were outstanding.

On January 17, 2017, we became a guarantor of Nexstar’s $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) subject to certain customary release provisions. These notes will mature on August 1, 2024 and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 5.562% Notes are junior to our senior secured credit facility to the extent of the value of the assets securing such debt. Also on January 17, 2017, certain then-existing indebtedness of Nexstar was extinguished, including its $95.0 million revolving loan commitment, of which no amount was outstanding, and term loans with a principal balance of $387.4 million. These indebtedness were simultaneously refinanced as follows: $2.5 billion in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity; $293.9 million in new senior secured Term Loan A due 2022 payable in quarterly installments that increase over time from 5.0% to 10.0%; and $169.0 million in total commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

On February 17, 2017, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B.

On February 27, 2017, Nexstar called the entire $525.0 million principal amount under its 6.875% Notes.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2016, based on projected future income, approximately $25.0 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2016, we had NOLs of approximately $60.1 million for U.S. federal tax purposes and $7.9 million for state tax purposes. These NOLs expire at varying dates through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

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

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

Further, certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of television broadcast signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015 . Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets.  If the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

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

We filed renewal applications for our stations in the most recent license renewal cycle, all of which have been granted for an eight-year term.

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

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP and KHMT unless the FCC simultaneously changes its duopoly rules to allow ownership of two stations in the applicable markets. During the year ended December 31, 2016, WFXP and KHMT net revenue and net loss represented less than 1% of our total operations.

FCC actions have restricted our ability to enter into local service agreements with Nexstar, which may harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. The FCC has taken actions to restrict local service agreements as a means of creating substantial operating efficiencies. New FCC rules and federal legislation currently require the modification or termination of our JSAs with Nexstar by September 2025, and the FCC may take further actions in the future which affect our existing arrangements with Nexstar.

The FCC is required to review its media ownership rules every four years and eliminate those rules it finds no longer serve the “public interest, convenience and necessity.”   In August 2016, the FCC adopted the 2016 Ownership Order concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) makes JSA relationships attributable interests and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).  The FCC’s 2016 Ownership Order is subject to pending petitions for reconsideration and court appeals.

As part of the 2016 Ownership Order, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under these JSAs until September 30, 2025.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. If Mission is required to modify or terminate its JSAs or other local service agreements with Nexstar, it could lose some or all of the revenues generated from those arrangements.  In addition, uncertainty about media ownership regulations and adverse economic conditions have dampened the acquisition market from time to time, and changes in the regulatory approval process may make it materially more expensive, or may materially delay, our ability to consummate further acquisitions in the future.

We have a material amount of goodwill and intangible assets, and therefore we could suffer losses due to future asset impairment charges.

As of December 31, 2016, $90.5 million, or 40.7%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

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

The FCC is reallocating a portion of the spectrum available for use by television broadcasters to wireless broadband use, which could substantially impact our future operations and may reduce viewer access to our programming.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC is administering an incentive auction whereby it is seeking to make additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, television broadcasters may voluntarily relinquish all or part of their spectrum in exchange for consideration, and wireless broadband providers and other entities may bid to acquire the relinquished television spectrum.  After the auction’s conclusion, television stations that have not relinquished their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016.  The “reverse” portion of the auction (by which television broadcasters accepted bids to relinquish their spectrum) and the “forward” portion of the auction (by which wireless providers and other entities bid to acquire the relinquished spectrum) have both concluded.  The final portion of the auction is occurring in March 2017, and the Company expects the FCC to formally close the auction in April 2017.

None of the Company’s television stations accepted bids to relinquish their television channels.  A number of the Company’s stations will be assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC will establish and which will be no more than thirty-nine months after the official close of the auction.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

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

While none of our owned or leased properties are individually material to our operations, if we were required to relocate any towers, the cost could be significant. This is because the number of sites in any geographic area that permit a tower of reasonable height to provide good coverage of the market is limited, and zoning and other land use restrictions, as well as Federal Aviation Administration and FCC regulations, limit the number of alternative locations or increase the cost of acquiring them for tower sites. See Item 1, “Business—The Stations” for a complete list of stations by market.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation that arises from the ordinary course of business, such as contractual or employment disputes or other general actions. In the event of an adverse outcome of these legal proceedings, the Company believes the resulting liabilities would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

As of December 31, 2016, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.	Selected Financial Data

We derived the following statements of operations and cash flows data for the years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016 and 2015 from our Financial Statements included herein. We derived the following statements of operations and cash flows data for the years ended December 31, 2013 and 2012 and balance sheet data as of December 31, 2015, 2014 and 2013 from our Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014, respectively. The period-to-period comparability of our financial statements is affected by acquisitions of 3 television stations in 2013. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein. Amounts below are presented in thousands.

	2016	2015	2014	2013	2012
Statements of Operations Data, for the years ended December 31:
Retransmission compensation and other	$61,402	$51,132	$36,498	$28,971	$18,610
Revenue from Nexstar(1)	42,791	37,000	42,079	39,513	33,352
Net Revenue	104,193	88,132	78,577	68,484	51,962
Operating expenses:
Corporate expenses	1,372	1,257	1,176	1,117	1,056
Station direct operating expenses, net of trade	30,201	24,601	18,135	14,550	7,320
Station selling, general and administrative expenses	2,177	2,279	2,012	2,118	1,676
Fees incurred pursuant to local service agreement with Nexstar(2)	18,000	9,780	9,780	9,740	7,740
Amortization of broadcast rights, excluding barter	1,596	1,755	1,765	1,806	1,374
Trade and barter expense	3,971	4,011	4,079	4,228	2,865
Depreciation	2,400	2,435	2,760	3,535	2,853
Amortization of intangible assets	2,422	2,418	2,728	6,762	5,081
Total operating expenses	62,139	48,536	42,435	43,856	29,965
Income from operations(3)	42,054	39,596	36,142	24,628	21,997
Interest expense	(10,251)	(9,325)	(10,014)	(16,181)	(15,037)
Loss on extinguishment of debt, net(4)	-	-	(21)	(14,332)	(233)
Other expense	-	-	-	(302)	-
Income (loss) from continuing operations before income tax expense	31,803	30,271	26,107	(6,187)	6,727
Income tax (expense) benefit(5)	(12,337)	(12,172)	(10,023)	2,441	40,515
Net income (loss)	$19,466	$18,099	$16,084	$(3,746)	$47,242

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

(5)	In the fourth quarter of 2012, the Company decreased its valuation allowance on deferred tax assets by $43.0 million resulting in an income tax benefit for the year.

	2016	2015	2014	2013	2012
Balance Sheet data, as of December 31:
Cash and cash equivalents	$6,474	$4,361	$880	$3,716	$318
Working capital (deficit)	90,263	56,923	30,818	(735)	(4,269)
Net intangible assets and goodwill	90,522	92,944	95,362	98,090	50,864
Total assets	222,188	202,326	189,264	171,358	116,477
Total debt	223,765	225,570	232,393	229,074	359,957
Total shareholders’ deficit	(20,944)	(40,410)	(58,509)	(74,593)	(260,771)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$5,372	$10,934	$(1,928)	$4,428	$5,797
Investing activities	(241)	(108)	(3,436)	(56,593)	(6,091)
Financing activities	(3,018)	(7,345)	2,528	55,563	(1,286)
Capital expenditures	241	258	236	165	287
Cash payments for broadcast rights	1,685	1,762	1,714	2,230	1,680

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Debt Transactions

•	Throughout 2016, we repaid the contractual maturities under each of our term loans, for a total of $2.3 million.
•

On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a carrying amount of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

Overview of Operations

As of December 31, 2016, we owned and operated 18 full power television stations in 17 markets in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our full power television stations had in effect as of December 31, 2016 with Nexstar:

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2016 was both an election year and an Olympic year.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2014, the FCC modified its television ownership rules such that a television station licensee that sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. In May 2016, a federal court of appeal vacated this rule and remanded it to the FCC, but in August 2016 the FCC re-imposed the rule. Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

In March 2014, the FCC amended its rules governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. We are now required to separately negotiate our retransmission consent agreements with MVPDs for our stations. We cannot predict at this time the impact this rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (in thousands):

	2016	2015	2014
Retransmission compensation	$56,802	$46,516	$31,802
Other	629	605	617
Barter revenue	3,971	4,011	4,079
Revenue from Nexstar	42,791	37,000	42,079
Net revenue	$104,193	$88,132	$78,577

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Net revenue	104,193	100.0	88,132	100.0	$78,577	100.0
Operating expenses:
Corporate expenses	1,372	1.3	1,257	1.4	1,176	1.5
Station direct operating expenses	30,201	29.0	24,601	27.9	18,135	23.1
Station selling, general and administrative expenses	2,177	1.9	2,279	2.5	2,012	2.5
Fees incurred pursuant to local service agreements with Nexstar	18,000	17.3	9,780	11.1	9,780	12.4
Barter expense	3,971	3.8	4,011	4.6	4,079	5.2
Depreciation	2,400	2.3	2,435	2.8	2,760	3.5
Amortization of intangible assets	2,422	2.3	2,418	2.7	2,728	3.5
Amortization of broadcast rights, excluding barter	1,596	1.5	1,755	2.0	1,765	2.2
Income from operations	$42,054		$39,596		$36,142

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Net revenue for the year ended December 31, 2016 increased by $16.1 million, or 18.2%, from the same period in 2015. This increase was primarily attributed to compensation from retransmission consent and the fact that 2016 was both a political and Olympic year.

Revenue from Nexstar was $42.8 million for the year ended December 31, 2016, compared to $37.0 million for the same period in 2015, an increase of $5.8 million, or 15.7%, as 2016 was both an election year and an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $56.8 million for the year ended December 31, 2016, compared to $46.5 million for the same period in 2015, an increase of $10.3 million, or 22.1%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $1.4 million for the year ended December 31, 2016, compared to $1.3 million for the same period in 2015. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $32.2 million for the year ended December 31, 2016, compared to $26.9 million for the same period in 2015, an increase of $5.3 million, or 19.8%. The increase was primarily due to an increase in programming costs primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $18.0 million for the year ended December 31, 2016, compared to $9.8 million for the same period in 2015, an increase of $8.2 million, due to amended SSA fees effective on January 1, 2016.

Depreciation of property and equipment was consistent at $2.4 million for the years ended December 31, 2016 and 2015.

Amortization of intangible assets was consistent at $2.4 million for the years ended December 31, 2016 and 2015.

Interest Expense

Interest expense was $10.3 million for the year ended December 31, 2016, compared to $9.3 million for the same period in 2015, an increase of $0.9 million, or 9.9%. This increase was primarily attributable to an increase in commitment fees on unused term loan commitment. This was partially offset by interest expense on our outstanding term loans, which decreased due to repayments of principal.

Income Taxes

 Income tax expense was $12.3 million for the year ended December 31, 2016, compared to $12.2 million for the same period in 2015, an increase of $0.1 million, or 1.4%. The effective tax rates for the years ended December 31, 2016 and 2015 were 38.9% and 40.2%, respectively. The effective tax rate variance was primarily attributable to adjustments to the deferred tax asset and income tax payable of $0.5 million, or a 1.5% impact to the effective tax rate.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 14, 2017, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 28, 2017. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$5,372	$10,934	$(1,928)
Net cash (used in) provided by investing activities	(241)	(108)	(3,436)
Net cash used in financing activities	(3,018)	(7,345)	2,528
Net increase in cash and cash equivalents	$2,113	$3,481	$(2,836)
Cash paid for interest	$8,685	$8,775	$9,399
Cash paid for income taxes, net of refunds	$1,307	$1,000	$667

	As of December 31,
	2016	2015
Cash and cash equivalents	$6,474	$4,361
Long-term debt including current portion	223,765	225,570
Unused revolving loan commitments under senior secured credit facilities	8,000	8,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $5.6 million during the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to $6.7 million timing of contractual payments under local service agreements with Nexstar, an increase from the timing of payments to vendors of $0.6 million and cash paid for income taxes of $0.3 million.

Net cash flows provided by operating activities increased by $12.9 million during the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily due to $11.2 million timing of contractual payments under local service agreements with Nexstar, a decrease in cash paid for interest of $0.6 million and timing of payments to vendors of $0.6 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities decreased by $0.1 million during the year ended December 31, 2016, compared to the same period in 2015. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million; however, no such refund was received in 2016. This was offset by a decrease in capital expenditures of $0.1 million over the stated period.

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

Cash Flows – Financing Activities

In 2016, we paid the scheduled principal maturities under our term loan of $2.3 million.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2016, we had total debt of $223.8 million which represented 110.3% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2016, we have $8.0 million unused revolving loan commitment under our senior secured credit facility.

On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a principal balance of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

In January and February 2017, Nexstar had various debt transactions, which Mission guarantees or had previously guaranteed. See Collateralization and Guarantees of Debt section below for additional information

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2016 (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Senior secured credit facility	$225,891	$1,160	$5,844	$218,887	$-

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility, obtain access to a new credit facility or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

We are a guarantor of and have pledged substantially all of our assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. We are also a guarantor of Nexstar’s 6.125% Notes and was a guarantor of Nexstar’s 6.875% Notes.

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of December 31, 2016, Nexstar had $520.7 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $272.6 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $482.4 million under its senior secured credit facility, of which $252.7 million in Term Loan B-2 and $134.7 million in Term Loan A were outstanding.

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

On January 17, 2017, we became a guarantor of Nexstar’s $900.0 million 5.625% Notes subject to certain customary release provisions. These notes will mature on August 1, 2024 and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 5.562% Notes are junior to our senior secured credit facility to the extent of the value of the assets securing such debt. Also on January 17, 2017, certain then-existing indebtedness of Nexstar was extinguished, including its $95.0 million revolving loan commitment, of which no amount was outstanding, and term loans with a principal balance of $387.4 million. These indebtedness were refinanced as follows: $2.5 billion in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity; $293.9 million in new senior secured Term Loan A due 2022 payable in quarterly installments that increase over time from 5.0% to 10.0%; and $169.0 million in total commitment under a new senior secured revolving credit facility, none of which was drawn at closing. Mission is also a guarantor of Nexstar’s new senior secured debt.

On February 17, 2017, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B.

On February 27, 2017, Nexstar called the entire $525.0 million principal amount under its 6.875% Notes.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 14, 2017. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 6.875% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2016, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 6.875% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2017	2018-2019	2020-2021	Thereafter
Senior secured credit facility	$225,891	$1,160	$5,844	$218,887	$-
Cash interest on debt(1)	31,667	8,592	16,844	6,231	-
Broadcast rights current cash commitments(2)	731	331	279	121	-
Broadcast rights future cash commitments	1,551	784	753	14	-
Operating lease obligations	17,482	2,025	4,330	3,691	7,436
	$277,322	$12,892	$28,050	$228,944	$7,436

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2016 remained outstanding until maturity, based on interest rates in effect at December 31, 2016.
(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements as of December 31, 2016 in the amount of $1.5 million.

As of December 31, 2016, we had $3.7 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of NOLs.

On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a carrying amount of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue, trade and barter and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

For an overview of our significant accounting policies, we refer you to Note 2 to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Consolidated Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $90.5 million, or 40.7%, of our total assets as of December 31, 2016. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our broadcast stations and related websites by market (a total of 17 reporting units) for purposes of our goodwill and FCC licenses impairment testing because we view, manage and evaluate our stations and the related websites on a market basis. We test our goodwill and FCC licenses in our fourth quarter each year, or whenever events or changes in circumstances indicate that such assets might be impaired. We first assess the qualitative factors to determine the likelihood of our goodwill and FCC licenses being impaired. Our qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting unit or the FCC licenses. If it is more likely than not that the fair value of a reporting unit or an FCC license is greater than its respective carrying amounts, no further testing will be required. Otherwise, we will apply the quantitative impairment test method.

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

We performed our annual impairment tests on intangible assets attributable to our broadcast markets using the qualitative analysis approach and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed the carrying amounts. Thus, it was not necessary to perform the quantitative test method. There were no indicators that our finite-lived intangible assets attributable to broadcast markets will not be recoverable.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2016, the carrying amounts of our current broadcast rights were $1.1 million and non-current broadcast rights were $1.1 million.

Characterization of SSA Fees

We present the fees incurred pursuant to SSAs with Nexstar as an operating expense in our Financial Statements. Our decision to characterize the SSA fees in this manner is based on our conclusion that (a) the benefit our stations receive from these local service agreements is sufficiently separate from the consideration paid to us from Nexstar under JSAs, (b) we can reasonably estimate the fair values of the benefits our stations receive under the SSAs, and (c) the SSA fees we pay to Nexstar do not exceed the estimated fair values of the benefits our stations receive.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are typically earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30 to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $4.0 million, $4.0 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company expects to be able to utilize the existing NOLs prior to their expiration.

The ability to use NOLs is also dependent upon the Company’s ability to generate taxable income. The NOLs could expire prior to their use. To the extent the Company’s use of NOLs is significantly limited, the Company’s income could be subject to corporate income tax earlier than it would if it were able to use NOLs, which could have a negative effect on the Company’s financial results and operations. Changes in ownership are largely beyond our control and we can give no assurance that we will continue to have realizable NOLs.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 3.75% as of December 31, 2016 and the interest rate on the revolving credit facility was 2.77%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2016 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $1.7 million, based on the outstanding balance of our credit facility as of December 31, 2016. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $0.6 million. Any decrease in LIBOR would not have an impact on our operations or cash flows. As of December 31, 2016, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2016, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	64	Chairman of the Board and Secretary
Dennis Thatcher	70	President, Treasurer and Director

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

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

On December 31, 2014, the Company entered into an amended employment agreement with Nancie J. Smith to serve as Chairman of the Board and Secretary of the Company. The amended employment agreement provides for $150,000 in annual compensation beginning in 2015 with 2% annual increases thereafter. The agreement has no fixed termination date. In the event of termination pursuant to a Consolidation, Merger or Comparable transaction, each as defined in the agreement, Ms. Smith is eligible to receive her salary for a period of six months. Prior to Ms. Smith’s employment as Chairman of the Board and Secretary of Mission on December 29, 2011, she was employed by the Company as Vice President and Secretary.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31:

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2016	$178,446	$25,000	$—	$—	$—	$—	$724	$204,170
	2015	180,941	—	—	—	—	—	—	180,941
	2014	147,944	—	—	—	—	—	—	147,944
Nancie J. Smith Chairman of the Board and Secretary	2016	152,954	—	—	—	—	—	793	153,747
	2015	155,013	—	—	—	—	—	—	155,013
	2014	124,848	—	—	—	—	—	—	124,848

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of March 28, 2017, Ms. Smith owned 510 shares of common stock (51% of common stock outstanding) and Mr. Thatcher owned 490 shares of common stock (49% of common stock outstanding).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2016:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/2016(1)	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$67 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$200 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$29 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$12 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$12 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$208 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$14 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$167 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$42 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$292 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$125 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

(1)	The local service agreement for WFXP expired on August 16, 2016. The Company is in the process of renewing the agreement and expects the renewal to take place in the second quarter of 2017.

Under these agreements, we are responsible for certain operating expenses of our stations and therefore may have unlimited exposure to any potential operating losses. We will continue to operate our stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years and have terms for renewal periods. Nexstar indemnifies us for Nexstar’s activities pursuant to the local service agreements.

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements our stations have with Nexstar, we refer you to Note 4 to the Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. This stock purchase option expires on November 29, 2019.

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2016:

Station	Market	Affiliation	Date of Execution	Expiration Date
KTVE	Monroe, LA-El Dorado, AR	NBC	01/16/08	01/16/17(1)
KCIT and KCPN-LP	Amarillo, TX	FOX MyNetworkTV	03/17/09 03/17/09	05/01/18 05/01/18
WYOU	Wilkes Barre-Scranton, PA	CBS	05/19/98	05/19/18
KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	FOX MyNetworkTV	06/01/99 06/01/99	06/01/18 06/01/18
KODE	Joplin, MO-Pittsburg, KS	ABC	04/24/02	04/24/21
KLRT/KASN	Little Rock-Pine Bluff, AR	FOX/The CW	01/01/13	01/01/22
WVNY	Burlington-Plattsburgh, VT	ABC	03/01/13	03/01/22
WAWV	Terre Haute, IN	ABC	05/09/03	05/09/22
KRBC	Abilene-Sweetwater, TX	NBC	06/13/03	06/13/22
KSAN	San Angelo, TX	NBC	06/13/03	06/13/22
WTVW	Evansville, IN	The CW/Bounce TV	11/01/13	11/01/22
KHMT	Billings, MT	FOX	12/30/03	12/31/22
KAMC	Lubbock, TX	ABC	12/30/03	12/31/22
KOLR	Springfield, MO	CBS	12/30/03	12/31/22
WUTR	Utica, NY	ABC	04/01/04	03/31/23
WFXP	Erie, PA	FOX	12/01/05	11/30/23
WTVO	Rockford, IL	ABC/MyNetworkTV	11/01/04	10/31/24

(1)	The option agreement for KTVE expired on January 16, 2017. The Company is in the process of renewing the agreement and expects the renewal to take place in the second quarter of 2017.

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

We retained PricewaterhouseCoopers LLP to audit the Company’s Financial Statements for the years ended December 31, 2016 and 2015, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2016 and 2015 for these various services were

	2016	2015
Audit Fees (1)	$223,000	$234,500
Audit Related Fees (2)	—	—
Tax Fees (3)	67,000	76,500
All Other Fees (4)	—	—
Total	$290,000	$309,000

(1)

“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the Financial Statements included in our Annual Report on Form 10-K and review of Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our Financial Statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements. The Financial Statements of Mission Broadcasting, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K.
(2)	Exhibits. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index beginning on page E-1 of this Annual Report on Form 10-K.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2017.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Mission Broadcasting, Inc. (the “Company”) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 28, 2017

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$6,474	$4,361
Accounts receivable, net of allowance for doubtful accounts of $92 and $154, respectively	12,332	9,370
Due from Nexstar Broadcasting, Inc.	80,815	51,978
Prepaid expenses and other current assets	1,337	1,364
Total current assets	100,958	67,073
Property and equipment, net	19,564	21,891
Goodwill	32,489	32,489
FCC licenses	41,563	41,563
Other intangible assets, net	16,470	18,892
Deferred tax assets, net	5,959	15,587
Other noncurrent assets, net	5,185	4,831
Total assets	$222,188	$202,326
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$1,160	$2,335
Current portion of broadcast rights payable	1,077	1,174
Accounts payable	524	906
Accrued expenses	7,261	5,219
Other current liabilities	673	516
Total current liabilities	10,695	10,150
Debt	222,605	223,235
Other noncurrent liabilities	9,832	9,351
Total liabilities	243,132	242,736
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2016 and 2015	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(20,944)	(40,410)
Total shareholders' deficit	(20,944)	(40,410)
Total liabilities and shareholders' deficit	$222,188	$202,326

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net broadcast revenue	$61,402	$51,132	$36,498
Revenue from Nexstar Broadcasting, Inc.	42,791	37,000	42,079
Net revenue	104,193	88,132	78,577
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	30,201	24,601	18,135
Selling, general, and administrative expenses, excluding depreciation and amortization	3,549	3,536	3,188
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	18,000	9,780	9,780
Amortization of broadcast rights	5,567	5,766	5,844
Amortization of intangible assets	2,422	2,418	2,728
Depreciation	2,400	2,435	2,760
Total operating expenses	62,139	48,536	42,435
Income from operations	42,054	39,596	36,142
Interest expense	(10,251)	(9,325)	(10,014)
Loss on extinguishment of debt	-	-	(21)
Income before income taxes	31,803	30,271	26,107
Income tax expense	(12,337)	(12,172)	(10,023)
Net income	$19,466	$18,099	$16,084

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2016

(in thousands, except share information)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of December 31, 2013	1,000	$1	$(1)	$(74,593)	$(74,593)
Net income	-	-	-	16,084	16,084
Balances as of December 31, 2014	1,000	1	(1)	(58,509)	(58,509)
Net income	-	-	-	18,099	18,099
Balances as of December 31, 2015	1,000	$1	$(1)	$(40,410)	$(40,410)
Net income	-	-	-	19,466	19,466
Balances as of December 31, 2016	1,000	$1	$(1)	$(20,944)	$(20,944)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$19,466	$18,099	$16,084
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	11,032	10,992	9,580
Provision for bad debt	-	64	60
Depreciation of property and equipment	2,400	2,435	2,760
Amortization of intangible assets	2,422	2,418	2,728
Amortization of debt financing costs and debt discount	566	550	617
Amortization of broadcast rights, excluding barter	1,596	1,755	1,765
Payments for broadcast rights	(1,685)	(1,762)	(1,714)
Loss on asset disposal	168	98	70
Deferred gain recognition	(198)	(199)	(198)
Loss on extinguishment of debt	-	-	21
Changes in operating assets and liabilities:
Accounts receivable	(2,962)	(2,539)	(1,896)
Prepaid expenses and other current assets	6	120	(160)
Other noncurrent assets	(11)	(29)	(49)
Accounts payable, accrued expenses and other current liabilities	1,804	1,199	1,816
Other noncurrent liabilities	(395)	(156)	(121)
Due to/due from Nexstar Broadcasting, Inc.	(28,837)	(22,111)	(33,291)
Net cash provided by (used in) operating activities	5,372	10,934	(1,928)
Cash flows from investing activities:
Purchases of property and equipment	(241)	(258)	(236)
Refund (deposit) for acquisition	-	150	(3,200)
Net cash used in investing activities	(241)	(108)	(3,436)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	5,500
Repayments of long-term debt	(2,335)	(7,337)	(2,832)
Payments for debt financing costs	(683)	(8)	(140)
Net cash (used in) provided by financing activities	(3,018)	(7,345)	2,528
Net increase in cash and cash equivalents	2,113	3,481	(2,836)
Cash and cash equivalents at beginning of period	4,361	880	3,716
Cash and cash equivalents at end of period	$6,474	$4,361	$880

Non-cash financing activities:
Accrued debt financing costs	$-	$8	$8
Supplemental information:
Interest paid	$8,685	$8,775	$9,399
Income taxes paid, net of refunds	$1,307	$1,000	$667

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2016, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 18 full power television stations, affiliated with the NBC, ABC, CBS, FOX, and The CW television networks, in 17 markets located in the states of New York, Pennsylvania, Illinois, Indiana, Missouri, Louisiana, Texas, Vermont, Arkansas and Montana. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc.  (collectively “Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 14, 2017, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2016, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and its variable interest entities, including Mission. The Company’s senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2016, Nexstar was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2016 with Nexstar:

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

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration. The option agreement for KTVE expired on January 16, 2017. The Company is in the process of renewing the agreement and expects the renewal to take place in the second quarter of 2017.

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

Characterization of SSA Fees

The Company presents the fees incurred pursuant to SSAs with Nexstar as an operating expense in the Company’s Statements of Operations. The Company’s decision to characterize the SSA fees in this manner is based on management’s conclusion that (1) the benefit the Company’s stations receive from these local service agreements is sufficiently separate from the consideration paid to the Company from Nexstar under JSAs, (2) management can reasonably estimate the fair value of the benefit our stations receive under the SSAs, and (3) the SSA fees the Company pays to Nexstar do not exceed the estimated fair value of the benefits the Company’s stations receive.

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

•	Retransmission compensation is recognized based on the estimated number of subscribers over the contract period, based on historical levels and trends for individual providers.
•	Tower rent revenues are recognized in the period during which the services are provided.

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for certain network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $4.0 million, $4.0 million and $4.1 million of barter revenue and barter expense for the years ended December 31, 2016, 2015 and 2014, respectively. Barter expense is included in amortization of broadcast rights in the Company’s Statements of Operations.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2016 and 2015, debt financing costs related to term loans of $2.1 million and $2.3 million, respectively, were presented as a direct deduction from the carrying amount of debt. Debt financing costs related to the revolving credit facility of $0.1 million at each of December 31, 2016, and 2015 were included in other noncurrent assets.

Comprehensive Income

Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2016, 2015 and 2014, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (ASU 2016-08). The purpose of ASU 2016-08 is to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients (ASU 2016-12). The standard amends guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20), which makes minor corrections or minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These updates are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not plan to early adopt, and accordingly, it will adopt these updates effective January 1, 2018. The Company is currently evaluating its adoption approach and its final determination will depend on a number of factors, including the significance of the impact of these updates on the Company’s financial results, the Company’s ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and its ability to maintain two sets of financial information under current and new standards if it were to adopt the full retrospective approach. The Company has also started allocating resources to analyze each of its revenue streams. The Company continues to assess the potential impacts of the new standard on its financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The amendments of ASU 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosures. The amendments of ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted and the adoption of ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of these updates on its financial statements and does not expect a material impact upon adoption.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control (ASU 2016-17), which alters how a decision maker needs to consider indirect interests in a variable interest entity (VIE) held through an entity under common control. Under ASU 2016-17, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect a material impact upon adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (ASU 2016-18), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of these updates on its financial statements.

3. Acquisitions

Future Acquisition

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014 and expects to fund the remaining purchase price through cash generated from operations prior to closing. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. Closing is expected in 2017. The acquisition will allow the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the year ended December 31, 2016.

4. Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station with respect to which the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells certain advertising time of the station and retains a percentage of the related revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Condensed Statements of Operations.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years with renewal periods. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements to which Nexstar is a party.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2016:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/2016(1)	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/13/17	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	5/31/19 5/31/19	$67 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	1/4/2018 9/30/24	$200 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	3/31/22 9/30/24	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/12/23 6/30/23	$29 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	5/31/24 5/31/24	$12 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	5/8/23 5/8/23	$12 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	4/30/19 4/30/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	2/15/19 2/15/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	2/15/19 2/15/19	$208 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	3/31/24 3/31/24	$14 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	10/31/24 10/31/24	$167 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	1/16/18 1/16/18	$42 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	11/30/19 11/30/19	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	1/1/21 1/1/21	$292 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	3/1/21 3/1/21	$125 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

(1)	The local service agreement for WFXP expired on August 16, 2016. The Company is in the process of renewing the agreement and expects the renewal to take place in the second quarter of 2017.

5. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2016	2015
Buildings and improvements	39	$8,330	$8,247
Land	N/A	1,687	1,688
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	40,542	41,848
Computer equipment	3-5	554	550
Furniture and fixtures	7	832	830
Vehicles	5	735	762
Construction in progress	N/A	36	-
		52,786	53,995
Less: accumulated depreciation		(33,222)	(32,104)
Property and equipment, net		$19,564	$21,891

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2016 and 2015, the balance of deferred gain included $0.6 million and $0.8 million, respectively, in other noncurrent liabilities in the accompanying Balance Sheets and $0.2 million in other current liabilities as of each of the years then ended.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2016			2015
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$84,505	$(68,885)	$15,620	$84,505	$(66,583)	$17,922
Other definite-lived intangible assets	1-15	15,661	(14,811)	850	15,661	(14,691)	970
Other intangible assets		$100,166	$(83,696)	$16,470	$100,166	$(81,274)	$18,892

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2016, 2015 and 2014.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2016 (in thousands):

2017	2,299
2018	2,007
2019	1,797
2020	1,401
2021	1,400
Thereafter	7,566
$16,470

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2015	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Balances as of December 31, 2016	34,039	(1,550)	32,489	52,260	(10,697)	41,563

The Company did not perform interim impairment tests for goodwill or FCC licenses as there were no indicators of impairment during the first three quarters of 2016.

In the fourth quarters of 2016 and 2015, the Company performed annual impairment tests on goodwill and FCC licenses using the qualitative analysis approach and concluded during both years that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts. Thus, it was not necessary to perform the quantitative test method.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2016	2015
Term loans, net of financing costs and discount of $2,126 and $2,657, respectively	$223,765	$225,570
Revolving loans	-	-
	223,765	225,570
Less: current portion	(1,160)	(2,335)
	$222,605	$223,235

Senior Secured Credit Facility

As of December 31, 2016 and 2015, the Mission senior secured credit facility (the “Mission Facility”) had $223.8 million and $225.6 million outstanding under its term loan, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Mission term loan, which matures in October 2020, is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During each of the years ended December 31, 2016 and 2015, Mission repaid scheduled maturities of $2.3 million and $1.8 million, respectively, of its term loans.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s term loan was 3.75% as of each of the years ended December 31, 2016 and 2015. The interest rate on Mission’s revolving loans was 2.77% and 2.2% as of December 31, 2016 and 2015, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

On January 17, 2017, Mission refinanced its senior secured credit facility. As a result of this transaction, the current portion of debt as of December 31, 2016 are presented based on future repayment terms of the new debt. See Note 13 for additional information with respect to Mission’s debt refinancing.

Unused Commitments and Borrowing Availability

As of December 31, 2016, the Company had $8.0 million of total unused revolving loan commitments under the Mission Facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar Media Group, Inc. and its subsidiaries guarantee full payment of all obligations under the Mission Facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

On January 17, 2017, Mission also became a guarantor of Nexstar’s $900.0 million 5.625% Senior Unsecured Notes (the “5.625% Notes”) due 2024. On the same day, Nexstar refinanced its senior secured credit facility. Mission guarantees Nexstar’s new senior secured credit facility. See Note 11 for additional information with respect to these transactions.

On February 27, 2017 Nexstar called the entire $525.0 million principal amount under its 6.875% Senior Unsecured Notes (the “6.875% Notes”), of which Mission was the guarantor.

Debt Covenants

The Mission term loan does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of December 31, 2016.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$223,765	$225,646	$225,570	$225,252
Revolving Loans	$-	$-	$-	$-

(1)

The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

Debt Maturities

The maturities of the Company’s debt, excluding the unamortized discount and certain debt financing costs, as of December 31, 2016 are summarized as follows (in thousands):

2017	1,160
2018	3,510
2019	2,335
2020	218,886
2021	-
$225,891

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2016 and 2015, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2016	2015	2014
Current tax expense (benefit):
Federal	$545	$488	$403
State	760	692	56
	1,305	1,180	459
Deferred tax expense (benefit):
Federal	9,844	9,635	7,899
State	1,188	1,357	1,665
	11,032	10,992	9,564
Income tax expense (benefit)	$12,337	$12,172	$10,023

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2016	2015	2014
Income tax expense (benefit) at 35% statutory federal rate	$11,131	$10,595	$9,137
State and local taxes, net of federal benefit	1,265	1,154	1,020
Other	(59)	423	(134)
Income tax expense (benefit)	$12,337	$12,172	$10,023

The components of the net deferred tax asset were as follows, as of December 31 (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$21,456	$30,246
Rent	1,035	1,436
Other	2,468	1,351
Total deferred tax assets	24,959	33,033
Deferred tax liabilities:
Property and equipment	(3,511)	(3,724)
Goodwill	(5,648)	(4,767)
Other intangible assets	(1,601)	(1,718)
FCC licenses	(8,240)	(7,237)
Total deferred tax liabilities	(19,000)	(17,446)
Net deferred tax assets	$5,959	$15,587

During the years ended December 31, 2016, 2015 and 2014, there were no changes to the gross unrecognized tax benefit of $3.7 million. If the gross unrecognized tax benefit were recognized, it would result in a favorable effect on the Company’s effective tax rate. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2016, 2015 and 2014, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2012. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2016, the Company has federal NOLs available of $60.1 million and post-apportionment state NOLs available of $7.9 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire at various dates through 2033 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retains the existing local television ownership rule and radio/television cross-ownership rule (with minor technical modifications to address the transition to digital television broadcasting), (2) extends the current ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retains the existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retains the existing dual network rule, (5) makes JSA relationships attributable interests and (6) defines a category of sharing agreements designated as SSAs between stations and requires public disclosure of those SSAs (while not considering them attributable).  The FCC’s 2016 Ownership Order is subject to pending petitions for reconsideration and court appeals.

In the 2016 Ownership Order, the FCC adopted a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under those JSAs until September 30, 2025.  If Mission is required to modify or terminate its JSAs or other local service agreements, it could lose some or all of the revenues generated from those arrangements.  The JSA attribution rule is the subject of various petitions for reconsideration.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC is administering an incentive auction whereby it is seeking to make additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, television broadcasters may voluntarily relinquish all or part of their spectrum in exchange for consideration, and wireless broadband providers and other entities may bid to acquire the relinquished television spectrum.  After the auction’s conclusion, television stations that have not relinquished their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016.  The “reverse” portion of the auction (by which television broadcasters accepted bids to relinquish their spectrum) and the “forward” portion of the auction (by which wireless providers and other entities bid to acquire the relinquished spectrum) have both concluded.  The final portion of the auction is occurring in March 2017, and the Company expects the FCC to formally close the auction in April 2017.

None of the Company’s television stations accepted bids to relinquish their television channels.  A number of the Company’s stations will be assigned new channels in the reduced post-auction television band. These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC will establish and which will be no more than thirty-nine months after the official close of the auction.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This new rule requires Mission to separately negotiate its retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015. Comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015.  Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs are actively seeking to negotiate agreements for retransmission of local stations within their markets. If the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, the Company’s business and results of operations could be materially and adversely affected.

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2016 (in thousands):

2017	$784
2018	424
2019	329
2020	14
2021	-
Thereafter	-
$1,551

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Consolidated Statements of Operations for such leases was $1.9 million during each of the years ended December 31, 2016, 2015 and 2014. Future minimum lease payments under these operating leases are as follows as of December 31, 2016 (in thousands):

2017	$2,025
2018	2,119
2019	2,212
2020	2,298
2021	1,394
Thereafter	7,436
$17,484

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and was a guarantor of Nexstar’s 6.875% Notes.

The 6.875% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.875% Notes and the 6.125% Notes. As of December 31, 2016, Nexstar had $520.7 million outstanding obligations under its 6.875% Notes due on November 15, 2020, had $272.6 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $482.4 million under its senior secured credit facility, of which $252.7 million in Term Loan B-2 and $134.7 million in Term Loan A were outstanding.

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

On January 17, 2017, Mission became a guarantor of Nexstar’s $900.0 million 5.625% Notes subject to certain customary release provisions. These notes will mature on August 1, 2024 and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 5.625% Notes are junior to Mission’s senior secured credit facility to the extent of the value of the assets securing such debt. Also on January 17, 2017, certain then-existing indebtedness of Nexstar was extinguished, including its $95.0 million revolving loan commitment, of which no amount was outstanding, and term loans with a carrying value of $387.4 million. These indebtedness were refinanced as follows: $2.5 billion in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity; $293.9 million in new senior secured Term Loan A due 2022 payable in quarterly installments that increase over time from 5.0% to 10.0%; and $169.0 million in total commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

On February 17, 2017, Nexstar prepaid $75.0 million of the outstanding principal balance under its Term Loan B.

On February 27, 2017, Nexstar called the entire $525.0 million principal amount under its 6.875% Notes.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Media Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2017 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

12. Employee Benefits

The Company has established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $20 thousand, $21 thousand and $20 thousand to the Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

13. Subsequent Events

On January 17, 2017, Mission refinanced its then existing indebtedness, which included term loans with a carrying  amount of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

In January and February 2017, Nexstar had various debt transactions, which Mission guarantees or had previously guaranteed. See Note 11 for additional information.

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

4.1

Indenture, dated as of November 9, 2012, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on November 9, 2012)

4.2

First Supplemental Indenture, dated as of October 1, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

4.3

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015)

4.4

Indenture, dated as of July 27, 2016, between Nexstar Escrow Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nexstar’s Current Report on Form 8-K filed July 29, 2016)

4.5	Form of Senior Note (included in Exhibit 4.4).
4.6

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.1

Fourth Amended and Restated Credit Agreement, dated December 3, 2012, by and among Mission Broadcasting, Inc., Bank of America, N.A., as administrative agent and collateral agent, UBS Securities, LLC, as syndication agent, joint lead arranger and joint book manager, RBC Capital Markets, as documentation agent, joint lead arranger and joint book manager, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book manager, and a syndicate of other lenders (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.2

First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 5, 2013)

10.3

Second Amendment (Incremental Amendment) to the Fourth Amended and Restated Credit Agreement, dated as of October 1, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on October 2, 2013)

10.4

Third Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.5

Fourth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. several lenders named therein. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.6

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.7

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.8

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto*

10.9

Third Restated Guaranty (Nexstar Obligations) dated as of December 3, 2012. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 5, 2012)

Exhibit No.	Exhibit Index
10.10

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

10.12

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

10.13

Letter dated October 1, 2013, notifying Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. of the Amended and Restated Revolver Reallocation (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.14

Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several Banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 13, 2013)

10.15

Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of May 6, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and several lenders named therein. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on May 9, 2014)

10.16

Fifth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 1, 2014, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2014)

10.17

Sixth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of July 7, 2015, by and among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., Nexstar Finance Holdings, Inc., Bank of America, N.A. and the several banks parties thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 14, 2015)

10.18

Third Restated Guaranty (Mission Obligations) dated as of December 3, 2012 (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on December 5, 2012)

10.19

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.20

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016)

10.21

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011)

10.22

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016)

10.23

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

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
10.26

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

10.31

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

10.42

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

Exhibit No.	Exhibit Index
10.44

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the

Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.45

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

10.46

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

10.48

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.49

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.50

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

10.52

Shared Services Agreement, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV – WTWO) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.53

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

10.55

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

10.58

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.59

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.60

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
10.63

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

10.66

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

10.70

Letter dated March 25, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WUTR) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.71

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.72

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.73

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

10.75

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

10.80

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

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*

Exhibit No.	Exhibit Index
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2016 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

*	Filed herewith