Form 10-Q
period 2017-03-31
MISSION BROADCASTING INC
filed 2017-05-15
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Emerging growth company                    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 15, 2017, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,561	$6,474
Accounts receivable, net of allowance for doubtful accounts of $113 and $92, respectively	15,091	12,332
Due from Nexstar Broadcasting, Inc.	92,460	80,815
Prepaid expenses and other current assets	1,373	1,337
Total current assets	111,485	100,958
Property and equipment, net	19,050	19,564
Goodwill	33,187	32,489
FCC licenses	43,102	41,563
Other intangible assets, net	17,629	16,470
Deferred tax assets, net	4,344	5,959
Other noncurrent assets, net	1,286	5,185
Total assets	$230,083	$222,188
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,320	$1,160
Current portion of broadcast rights payable	999	1,077
Accounts payable	770	524
Accrued expenses	9,327	7,261
Other current liabilities	692	673
Total current liabilities	14,108	10,695
Debt	224,277	222,605
Other noncurrent liabilities	9,660	9,832
Total liabilities	248,045	243,132
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2017 and December 31, 2016	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(17,962)	(20,944)
Total shareholders' deficit	(17,962)	(20,944)
Total liabilities and shareholders' deficit	$230,083	$222,188

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net broadcast revenue	$17,907	$15,160
Revenue from Nexstar Broadcasting, Inc.	8,788	9,201
Net revenue	26,695	24,361
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	8,999	7,487
Selling, general, and administrative expenses, excluding depreciation and amortization	959	907
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	4,500	4,500
Amortization of broadcast rights	1,398	1,392
Amortization of intangible assets	605	605
Depreciation	588	607
Total operating expenses	17,049	15,498
Income from operations	9,646	8,863
Interest expense	(2,650)	(2,313)
Loss on extinguishment of debt	(2,133)	-
Income before income taxes	4,863	6,550
Income tax expense	(1,881)	(2,508)
Net income	$2,982	$4,042

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,982	$4,042
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,615	830
Provision for bad debt	21	27
Depreciation of property and equipment	588	607
Amortization of intangible assets	605	605
Amortization of debt financing costs and debt discount	174	140
Amortization of broadcast rights, excluding barter	404	399
Payments for broadcast rights	(418)	(447)
Deferred gain recognition	(50)	(49)
Loss on extinguishment of debt	2,133	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,778)	(2,642)
Prepaid expenses and other current assets	(102)	80
Other noncurrent assets	5	(3)
Accounts payable, accrued expenses and other current liabilities	2,336	742
Other noncurrent liabilities	(83)	1,358
Due to/due from Nexstar Broadcasting, Inc.	(11,640)	(8,078)
Net cash used in operating activities	(4,208)	(2,389)
Cash flows from investing activities:
Purchases of property and equipment	(74)	(57)
Payment for acquisition	(800)	-
Net cash used in investing activities	(874)	(57)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	230,840	-
Repayments of long-term debt	(225,892)	(585)
Payments for debt financing costs	(3,779)	-
Net cash provided by (used in) financing activities	1,169	(585)
Net decrease in cash and cash equivalents	(3,913)	(3,031)
Cash and cash equivalents at beginning of period	6,474	4,361
Cash and cash equivalents at end of period	$2,561	$1,330

Supplemental information:
Interest paid	$3,156	$2,173
Income taxes paid, net of refunds	$417	$48

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2017, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX or The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 14, 2017, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from May 15, 2017, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2017, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2017 and 2016 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet as of December 31, 2016 has been derived from the audited Financial Statements as of that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). The amendments of ASU 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of ASU 2016-16 would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The amendments of ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017. The Company’s adoption of this update is not expected to have an impact on its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but it is not expected to have a material impact on the Company's financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The Company has not yet determined whether it will early adopt ASU No. 2017-04.

3. Acquisitions

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement, from Excalibur Broadcasting, LLC, to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. The acquisition closed on March 31, 2017, at which point Mission paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the quarter ended March 31, 2017.

Subject to final determination, which is expected to occur within twelve months of the acquisition date, the provisional fair values of the assets acquired and liabilities assumed in the acquisition are as follows (in thousands):

FCC licenses	$1,539
Network affiliation agreements	1,743
Other intangible assets	20
Goodwill	698
Total assets acquired	$4,000

The fair value assigned to goodwill is attributable to future expense reductions utilizing management’s leverage in programming and other station operating costs. The goodwill and FCC licenses are deductible for tax purposes. The intangible assets related to the network affiliation agreements are amortized over 15 years.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2017:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT, and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, and WVNY

5.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(69,460)	$16,788	$84,505	$(68,885)	$15,620
Other definite-lived intangible assets	1-15	15,681	(14,840)	841	15,661	(14,811)	850
Other intangible assets		$101,929	$(84,300)	$17,629	$100,166	$(83,696)	$16,470

The increase in network affiliation and other definite-lived intangible assets relate to Mission’s acquisition of Parker as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2017, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2017 (in thousands):

Remainder of 2017	$3,457
2018	2,007
2019	1,797
2020	1,401
2021	1,401
2022	1,401
Thereafter	6,165
$17,629

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Acquisitions (See Note 3):	698	-	698	1,539	-	1,539
Balances as of March 31, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2017, the Company did not identify any events that would trigger an impairment assessment.

6.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Network affiliation fees	$7,915	$5,181
Other	1,412	2,080
	$9,327	$7,261

7.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Term loans, net of financing costs and discount of $5,403 and $2,126, respectively	$226,597	$223,765
Less: current portion	(2,320)	(1,160)
	$224,277	$222,605

2017 Transactions

On January 17, 2017, Mission refinanced its then existing indebtedness, which included term loans with a carrying amount of $223.8 million and an $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was extinguished and refinanced as follows: issuance $232.0 million, at 99.5%, in senior secured Term Loan B due January 17, 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing. Mission recognized a loss on extinguishment of debt of $2.1 million as a result of refinancing its previous debt.

On January 17, 2017, Mission became a guarantor of Nexstar’s $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) subject to certain customary release provisions. These notes will mature on August 1, 2024 and interest is payable semi-annually in arrears on February 1 and August 1 of each year. The 5.625% Notes are junior to Mission’s senior secured credit facility to the extent of the value of the assets securing such debt.

Through March 31, 2017, the Company repaid $225.9 million under its term loan, all of which related to the refinancing of debt detailed above.

Unused Commitments and Borrowing Availability

As of March 31, 2017, the Company had $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

In January 2017, Nexstar entered into a new credit agreement and issued higher new term loans and a new revolving loan commitment. The proceeds from Nexstar’s borrowings under its new credit agreement and the proceeds from Nexstar’s previously issued $900.0 million 5.625% Notes were used to partially finance its merger with Media General, Inc. and the refinancing of certain of its then existing indebtedness, both of which were completed in January 2017.

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% Notes and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of March 31, 2017, Nexstar had $885.2 million outstanding obligations under its 5.625% Notes, $272.7 million outstanding obligations under its 6.125% Notes, and had a maximum commitment of $2.8 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $289.7 million in Term Loan A were outstanding.

On April 18, 2017, Nexstar prepaid $25.0 million of the outstanding principal balance under its new Term Loan A, funded by cash on hand.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of March 31, 2017.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$226,597	$234,197	$223,765	$225,646

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

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed in July 2021.

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

The 2016 Ownership Order reinstated a rule that attributes another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted in 2014, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 may continue to operate under those JSAs until September 30, 2025. Nexstar has sought FCC reconsideration of the JSA attribution rule.

On February 3, 2017, the FCC terminated in full its guidance (issued on March 12, 2014) requiring careful scrutiny of broadcast television applications which propose sharing arrangements and contingent interests.  Accordingly, the FCC will no longer evaluate whether options, loan guarantees and similar otherwise non-attributable interests create undue financial influence in transactions which also include sharing arrangements between television stations.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstates the UHF discount.  That order states that the FCC will launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC’s April 2017 reinstatement of the UHF discount has not yet become effective. Mission is in compliance with the 39% national cap limitation without the UHF discount.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC has conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum.  Over the next several years, television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Of those stations, seven have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.

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

In March 2014, the FCC adopted a rule that prohibits joint retransmission consent negotiation between television stations in the same market which are not commonly owned and which are ranked among the top four stations in the market in terms of audience share.  On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. This rule requires the Company to separately negotiate its retransmission consent agreements. The December 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding, however, the proceeding remains open.

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

9.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and, the 5.625% Notes. As of March 31, 2017, Nexstar had $272.7 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $885.2 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and had a maximum commitment of $2.8 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $289.7 million in Term Loan A were outstanding.

Nexstar’s Term Loan B is payable in consecutive quarterly installments of 0.25% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on January 17, 2024. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 1.25% to 2.5% of the aggregate principal, adjusted for any prepayments, with the remainder due in full at maturity on January 17, 2022. Nexstar has no amounts outstanding under its revolving credit facility, which will expire on January 17, 2022.

On April 18, 2017, Nexstar prepaid $25.0 million of the outstanding principal balance under its new Term Loan A, funded by cash on hand.

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

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Throughout this discussion, all references to “Mission,” “we,” “our,” “us” and the “Company” refer to Mission Broadcasting, Inc.

Acquisitions

	Acquisition Date	Purchase Price
Parker	March 31, 2017	$4.0 million in cash, of which $0.8 million was paid in March 2017 and $3.2 million was paid in June 2014	1 FOX affiliated full power television station in the Grand Junction, CO, market

Debt Transactions

•

On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a carrying amount of $223.8 million and an $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: issuance $232.0 million, at 99.5%, in new senior secured Term Loan B due January 17, 2024 and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

•	Through March 31, 2017, the Company repaid $225.9 million under its term loan, all of which related to the refinancing of debt detailed above.

Overview of Operations

As of March 31, 2017, we owned and operated 19 full power television stations. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2017 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT, and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW, and WVNY

Under the local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. For more information about our local service agreements with Nexstar, refer to Note 4 of our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2017 is neither an election year nor an Olympic year.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. If the Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended March 31,
	2017	2016
Retransmission compensation	$16,793	$14,008
Other	120	159
Barter revenue	994	993
Revenue from Nexstar	8,788	9,201
Net revenue	$26,695	$24,361

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2017		2016
Net revenue	26,695	100.0	24,361	100.0
Operating expenses:
Corporate expenses	305	1.1	366	1.5
Station direct operating expenses	8,999	33.7	7,487	30.7
Station selling, general and administrative expenses	653	2.4	541	2.2
Fees incurred pursuant to local service agreements with Nexstar	4,500	16.9	4,500	18.5
Barter expense	994	3.7	993	4.1
Depreciation	588	2.2	607	2.5
Amortization of intangible assets	606	2.3	605	2.5
Amortization of broadcast rights, excluding barter	404	1.6	399	1.6
Income from operations	$9,646		$8,863

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Net revenue for the three months ended March 31, 2017 increased by $2.4 million, or 9.7%, from the same period in 2016. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $8.8 million for the three months ended March 31, 2017, compared to $9.2 million for the same period in 2016, a decrease of $0.4 million, or 4.1%, as 2017 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $16.8 million for the three months ended March 31, 2017, compared to $14.0 million for the same period in 2016, an increase of $2.8 million, or 19.9%. The increase was primarily due to retransmission consent agreements providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for the three months ended March 31, 2017 and $0.4 million for the same period in 2016. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $9.7 million for the three months ended March 31, 2017, compared to $8.0 million for the same period in 2016, an increase of $1.7 million, or 20.7%. The increase was primarily due to an increase in programming costs primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $4.5 million for both the three months ended March 31, 2017 and 2016.

Depreciation of property and equipment was consistent at $0.6 million for each of the three months ended March 31, 2017 and 2016.

Amortization of intangible assets was consistent at $0.6 million for each of the three months ended March 31, 2017 and 2016.

Interest Expense

Interest expense was increased from $2.6 million for the three months ended March 31, 2017 compared to $2.3 million for the same period in 2016, primarily due to one-time fees associated with the refinancing of our debt.

Income Taxes

Income tax expense was consistent at $1.9 million for of the three months ended March 31, 2017, compared to $2.5 million for the same period in 2016. The effective tax rates for the three months ended March 31, 2017 and 2016 were 38.9% and 38.3%, respectively.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 14, 2017, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from May 15, 2017. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(4,208)	$(2,389)
Net cash used in investing activities	(874)	(57)
Net cash provided by (used in) financing activities	1,169	(585)
Net decrease in cash and cash equivalents	$(3,913)	$(3,031)
Cash paid for interest	$3,156	$2,173
Cash paid for income taxes, net of refunds	$417	$48

	As of	As of
	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$2,561	$6,474
Long-term debt including current portion	226,597	223,765
Unused revolving loan commitments under senior secured credit facilities	3,000	8,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $4.2 million during the three months ended March 31, 2017, compared to $2.4 million for the same period in 2016. This was primarily due to the timing of payments due to/from Nexstar, which increased by $3.6 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $0.8 million during the three months ended March 31, 2017, compared to the same period in 2016. This was due to our payment of the remaining purchase price for the acquisition of Parker on March 31, 2017 of $0.8 million.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $1.8 million during the three months ended March 31, 2017, compared to the same period in 2016. In 2017, we issued new long-term debt of $230.8 million, repaid the scheduled principal maturity under our term loan of $225.9 million and paid financing costs of $3.8 million.

In 2016, we paid the scheduled principal maturities under our term loan of $0.6 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2017, we had total debt of $226.6 million which represented 108.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2017, we have $3.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2017 (in thousands):

	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Senior secured credit facility	$232,000	$1,740	$4,640	$4,640	$220,980

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

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% Notes, and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of March 31, 2017, Nexstar had $885.2 million outstanding obligations under its 5.625% Notes, $272.7 million outstanding obligations under its 6.125% Notes, and had a maximum commitment of $2.8 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $290.0 million in Term Loan A were outstanding.

On January 17, 2017, Mission became a guarantor of Nexstar’s $900.0 million 5.625% Notes subject to certain customary release provisions. These notes will mature on August 1, 2024 and interest is payable semi-annually in arrears on February 1 and August 1 of each year.

On April 18, 2017, Nexstar prepaid $25.0 million of the outstanding principal balance under its Term Loan A, funded by cash on hand.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 14, 2017. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The Nexstar credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of March 31, 2017, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that as of March 31, 2017, there have been no material changes to this information.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 3.9% as of March 31, 2017, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.4% at March 31, 2017. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2017 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of March 31, 2017. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.2 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.2 million, respectively. As of March 31, 2017, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2017, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350 *
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended March 31, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language) *

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

Dated: May 15, 2017