Form 10-Q
period 2017-06-30
MISSION BROADCASTING INC
filed 2017-08-11
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 11, 2017, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,909	$6,474
Accounts receivable, net of allowance for doubtful accounts of $134 and $92, respectively	12,789	12,332
Due from Nexstar Broadcasting, Inc.	102,431	80,815
Prepaid expenses and other current assets	1,477	1,337
Total current assets	122,606	100,958
Property and equipment, net	18,571	19,564
Goodwill	33,187	32,489
FCC licenses	43,102	41,563
Other intangible assets, net	16,989	16,470
Deferred tax assets, net	1,818	5,959
Other noncurrent assets, net	1,127	5,185
Total assets	$237,400	$222,188
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,320	$1,160
Current portion of broadcast rights payable	795	1,077
Accounts payable	1,110	524
Accrued expenses	12,038	7,261
Other current liabilities	710	673
Total current liabilities	16,973	10,695
Debt	224,459	222,605
Other noncurrent liabilities	9,358	9,832
Total liabilities	250,790	243,132
Commitments and contingencies
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2017 and December 31, 2016	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(13,390)	(20,944)
Total shareholders' deficit	(13,390)	(20,944)
Total liabilities and shareholders' deficit	$237,400	$222,188

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net broadcast revenue	$17,556	$15,085	$35,463	$30,245
Revenue from Nexstar Broadcasting, Inc.	9,400	9,625	18,188	18,826
Net revenue	26,956	24,710	53,651	49,071
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	8,895	7,380	17,894	14,867
Selling, general, and administrative expenses, excluding depreciation and amortization	876	847	1,835	1,754
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	4,500	4,500	9,000	9,000
Amortization of broadcast rights	1,414	1,389	2,812	2,781
Amortization of intangible assets	639	606	1,244	1,211
Depreciation	587	600	1,175	1,207
Total operating expenses	16,911	15,322	33,960	30,820
Income from operations	10,045	9,388	19,691	18,251
Interest expense	(2,556)	(2,309)	(5,206)	(4,622)
Loss on extinguishment of debt	-	-	(2,133)	-
Income before income taxes	7,489	7,079	12,352	13,629
Income tax expense	(2,917)	(2,775)	(4,798)	(5,283)
Net income	$4,572	$4,304	$7,554	$8,346

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$7,554	$8,346
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,141	4,666
Provision for bad debt	42	54
Depreciation of property and equipment	1,175	1,207
Amortization of intangible assets	1,244	1,211
Amortization of debt financing costs and debt discount	360	280
Amortization of broadcast rights, excluding barter	804	796
Payments for broadcast rights	(812)	(861)
Deferred gain recognition	(99)	(99)
Loss on extinguishment of debt	2,133	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(497)	(2,346)
Prepaid expenses and other current assets	(418)	(51)
Other noncurrent assets	7	(5)
Accounts payable, accrued expenses and other current liabilities	5,406	859
Other noncurrent liabilities	(181)	(105)
Due to/due from Nexstar Broadcasting, Inc.	(21,611)	(14,859)
Net cash used in operating activities	(752)	(907)
Cash flows from investing activities:
Purchases of property and equipment	(182)	(110)
Payment for acquisitions	(800)	-
Net cash used in investing activities	(982)	(110)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	230,840	-
Repayments of long-term debt	(225,892)	(1,167)
Payments for debt financing costs	(3,779)	-
Net cash provided by (used in) financing activities	1,169	(1,167)
Net decrease in cash and cash equivalents	(565)	(2,184)
Cash and cash equivalents at beginning of period	6,474	4,361
Cash and cash equivalents at end of period	$5,909	$2,177

Supplemental information:
Interest paid	$5,572	$4,343
Income taxes paid, net of refunds	$974	$731

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2017, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX or The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”) provides sales and operating services to all of the Mission television stations (see Note 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 14, 2017, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from June 30, 2017, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2017, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2017 and 2016 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The balance sheet as of December 31, 2016 has been derived from the audited Financial Statements as of that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The new guidance is required to be applied on a prospective basis and as such, the Company will use the simplified test in its annual fourth fiscal quarter testing or more often if circumstances indicate a potential impairment may exist, or if events have affected the composition of reporting units. The new guidance is not expected to have a material impact on the Company’s financial statements.

3. Acquisitions

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement, from Excalibur Broadcasting, LLC, to acquire Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. The acquisition closed on March 31, 2017, at which point Mission paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allows the Company entrance into this market. No significant transaction costs were incurred in connection with this acquisition during the six months ended June 30, 2017.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2017:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT, and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

5.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(70,065)	$16,183	$84,505	$(68,885)	$15,620
Other definite-lived intangible assets	1-15	15,681	(14,875)	806	15,661	(14,811)	850
Other intangible assets		$101,929	$(84,940)	$16,989	$100,166	$(83,696)	$16,470

The increase in network affiliation and other definite-lived intangible assets relate to Mission’s acquisition of Parker as discussed in Note 3.

The following table presents the Company’s estimate of amortization expense for the remainder of 2017, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2017 (in thousands):

Remainder of 2017	$1,149
2018	2,129
2019	1,919
2020	1,518
2021	1,517
2022	1,517
Thereafter	7,240
$16,989

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Acquisitions (See Note 3)	698	-	698	1,539	-	1,539
Balances as of June 30, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the six months ended June 30, 2017, the Company did not identify any events that would trigger an impairment assessment.

6.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Network affiliation fees	$10,564	$5,181
Other	1,474	2,080
	$12,038	$7,261

7.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Term loans, net of financing costs and discount of $5,221 and $2,126, respectively	$226,779	$223,765
Less: current portion	(2,320)	(1,160)
	$224,459	$222,605

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

Through June 30, 2017, the Company repaid $225.9 million under its term loan, all of which related to the refinancing of debt detailed above.

On July 19, 2017, the Company amended its senior secured credit facility which reduced the applicable margin portion of interest rates of both its Term Loan B and revolving credit facility by 50 basis points and extended the maturity date of revolving credit facility to five years from July 19, 2017.

Unused Commitments and Borrowing Availability

As of June 30, 2017, the Company had $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company. As discussed above, effective July 19, 2017, the Company amended its senior secured credit facility, including the extension of the maturity date of its revolving credit facility.

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2017, Nexstar had $885.6 million outstanding obligations under its 5.625% Notes, $272.8 million outstanding obligations under its 6.125% Notes, and had a maximum commitment of $2.7 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $265.2 million in Term Loan A were outstanding.

On July 19, 2017, Nexstar amended certain terms of its senior secured credit facility (See Note 9). On August 7, 2017, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B.

Debt Covenants

The Mission senior secured credit facility agreement does not contain financial covenant ratio requirements, but includes default provisions in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar has informed Mission that it was in compliance with its debt covenants as of June 30, 2017.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$226,779	$237,448	$223,765	$225,646

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap.  This rule change became effective October 24, 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstates the UHF discount.  That order states that the FCC will launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017, when the U.S. Court of Appeals for the D.C. Circuit denied a request to stay the reinstatement. A petition for review of the FCC’s order reinstating the UHF discount remains pending at that court. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Of those stations, seven have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total up to $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack. This fund is not available to reimburse repacking costs for stations which are surrendering their spectrum and entering into channel sharing relationships.  Broadcasters and MVPDs were required to submit estimates to the FCC by July 12, 2017, of their reimbursable costs. As of July 14, 2017, these costs exceeded $2.1 billion (over $350 million more than the amount authorized by Congress).  We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s initial allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate agreements for retransmission of local stations within their markets.

9.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and, the 5.625% Notes. As of June 30, 2017, Nexstar had $272.8 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $885.6 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and had a maximum commitment of $2.7 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $265.2 million in Term Loan A were outstanding.

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

On July 19, 2017, Nexstar amended its senior secured credit facility. The main provisions of the amendments include: (i) Nexstar’s additional Term Loan A borrowings of $456.0 million, the proceeds of which were used to partially repay Nexstar’s outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of Nexstar’s interest rates by 50 basis points, (iii) an extension of the maturity date of Nexstar’s Term Loan A to five years from July 19, 2017 and (iv) an extension of the maturity date of Nexstar’s revolving credit facility to five years from July 19, 2017.

On August 7, 2017, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B.

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

•	Through June 30, 2017, the Company repaid $225.9 million under its term loan, all of which related to the refinancing of debt detailed above.
•

On July 19, 2017, we amended our senior secured credit facility which reduced the applicable margin portion of interest rates of both our Term Loan B and revolving credit facility by 50 basis points and extended the maturity date of our revolving credit facility to five years from July 19, 2017.

Overview of Operations

As of June 30, 2017, we owned and operated 19 full power television stations. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2017 with Nexstar:

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that are deemed attributable interests and do not comply with the FCC’s local television ownership rule have until September 30, 2025 to come into compliance. The Company expects ultimately to incur additional costs in complying with this new rule, although, given recent legislative and FCC actions extending the compliance deadline until September 30, 2025, the Company does not expect the rule change to impact its JSA revenue in the near term. The FCC currently has before it petitions requesting reconsideration of the JSA attribution rule. If the FCC does not reverse the JSA attribution decision or if Company is ultimately unable to obtain waivers from the FCC and is required to amend or terminate its existing agreements, however, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

In March 2014, the FCC amended its rule governing retransmission consent negotiations. The amended rule initially prohibited two non-commonly owned stations ranked in the top four in viewership in a market from negotiating jointly with MVPDs. On December 5, 2014, federal legislation extended the joint negotiation prohibition to all non-commonly owned television stations in a market. We are now required to separately negotiate our retransmission consent agreements with MVPDs for our stations. We cannot predict at this time the impact this amended rule will have on future negotiations with MVPDs and the impact, if any, it will have on the Company’s revenues and expenses.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Retransmission compensation	$16,362	$13,951	$33,154	$27,959
Other	181	142	301	301
Barter revenue	1,013	992	2,008	1,985
Revenue from Nexstar	9,400	9,625	18,188	18,826
Net revenue	$26,956	$24,710	$53,651	$49,071

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%

Net revenue	$26,956	100.0	$24,710	100.0	$53,651	100.0	$49,071	100.0
Operating expenses:
Corporate expenses	315	1.2	293	1.2	620	1.2	659	1.3
Station direct operating expenses	8,895	33.0	7,380	29.9	17,894	33.4	14,867	30.3
Station selling, general and administrative expenses	561	2.1	554	2.2	1,215	2.3	1,095	2.2
Fees incurred pursuant to local service agreements with Nexstar	4,500	16.7	4,500	18.2	9,000	16.8	9,000	18.3
Barter expense	1,014	3.7	992	4.0	2,008	3.7	1,985	4.0
Depreciation	587	2.2	600	2.4	1,175	2.2	1,207	2.5
Amortization of intangible assets	639	2.4	606	2.5	1,244	2.3	1,211	2.5
Amortization of broadcast rights, excluding barter	400	1.4	397	1.6	804	1.4	796	1.7
Total operating expenses	16,911		15,322		33,960		30,820
Income from operations	$10,045		$9,388		$19,691		$18,251

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Net revenue for the three months ended June 30, 2017 increased by $2.2 million, or 9.1%, from the same period in 2016. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $9.4 million for the three months ended June 30, 2017, compared to $9.6 million for the same period in 2016, a decrease of $0.2 million, or 2.3%, as 2017 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $16.4 million for the three months ended June 30, 2017, compared to $13.9 million for the same period in 2016, an increase of $2.4 million, or 17.3%. The increase was primarily due to retransmission consent agreements providing for higher rates per subscriber during the quarter.

Operating Expenses

Corporate expenses were consistent at $0.3 million for each of the three months ended June 30, 2017 and 2016. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $9.5 million for the three months ended June 30, 2017, compared to $7.9 million for the same period in 2016, an increase of $1.5 million, or 19.2%. The increase was primarily due to an increase in programming costs of $1.5 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $4.5 million for each of the three months ended June 30, 2017 and 2016.

Depreciation of property and equipment was consistent at $0.6 million for each of the three months ended June 30, 2017 and 2016.

Amortization of intangible assets was consistent at $0.6 million for each of the three months ended June 30, 2017 and 2016.

Interest Expense

Interest expense was $2.6 million for the three months ended June 30, 2017, compared to $2.3 million for the same period in 2016, an increase of $0.2 million primarily due to overall increase in interest rates.

Income Taxes

Income tax expense was consistent at $2.9 million for the three months ended June 30, 2017, compared to $2.8 million for the same period in 2016. The effective tax rates for the three months ended June 30, 2017 and 2016 were 39.0% and 39.2%, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Net revenue for the six months ended June 30, 2017 increased by $4.6 million, or 9.3%, from the same period in 2016. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $18.2 million for the six months ended June 30, 2017, compared to $18.8 million for the same period in 2016, a decrease of $0.6 million, or 3.4%, as 2017 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $33.1 million for the six months ended June 30, 2017, compared to $28.0 million for the same period in 2016, an increase of $5.2 million, or 18.6%. The increase was primarily due to retransmission consent agreements providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses were consistent at $0.6 million for the six months ended June 30, 2017, compared to $0.7 million for the same period in 2016. Corporate expense relates to costs associated with the centralized management of our stations.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $19.1 million for the six months ended June 30, 2017, compared to $16.0 million for the same period in 2016, an increase of $3.1 million, or 19.7%. The increase was primarily due to an increase in programming costs of $3.0 million primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $9.0 million for each of the six months ended June 30, 2017 and 2016.

Depreciation of property and equipment was consistent at $1.2 million for each of the six months ended June 30, 2017 and 2016.

Amortization of intangible assets was consistent at $1.2 million for each of the six months ended June 30, 2017 and 2016.

Interest Expense

Interest expense was $5.2 million for the six months ended June 30, 2017, compared to $4.6 million for the same period in 2016, an increase of $0.6 million primarily due to one-time fees associated with the refinancing of our debt and overall increase in interest rates.

Loss on Extinguishment of Debt

In 2017, we refinanced our term loans and revolving loans which resulted in loss on debt extinguishment of $2.1 million, representing the write-off of unamortized debt financing costs and debt discounts associated with this debt extinguishment.

Income Taxes

Income tax expense was $4.8 million for the six months ended June 30, 2017 and $5.3 million for the same period in 2016. The effective tax rates for each of the six months ended June 30, 2017 and 2016 were 38.8%.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 14, 2017, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from August 11, 2017. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(752)	$(907)
Net cash used in investing activities	(982)	(110)
Net cash provided by (used in) financing activities	1,169	(1,167)
Net decrease in cash and cash equivalents	$(565)	$(2,184)
Cash paid for interest	$5,572	$4,343
Cash paid for income taxes, net of refunds	$974	$731

	As of	As of
	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$5,909	$6,474
Long-term debt including current portion	226,779	223,765
Unused revolving loan commitments under senior secured credit facilities	3,000	8,000

Cash Flows – Operating Activities

Net cash flows used in operating activities was consistent at $0.8 million during the six months ended June 30, 2017, compared to $0.9 million for the same period in 2016.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $0.9 million during the six months ended June 30, 2017, compared to the same period in 2016. This was primarily due to our payment of the remaining purchase price for the acquisition of Parker on March 31, 2017 of $0.8 million.

Cash Flows – Financing Activities

Net cash flows provided by financing activities increased by $2.3 million during the six months ended June 30, 2017, compared to the same period in 2016. In 2017, we issued new long-term debt of $230.8 million, net of debt discount, repaid the principal balance under our term loan of $225.9 million and paid financing costs of $3.8 million. In 2016, we paid the scheduled principal maturities under our term loan of $1.2 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2017, we had total debt of $226.8 million which represented 106.3% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under the revolving loan commitment of our senior credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2017, we have $3.0 million unused revolving loan commitment under our senior secured credit facility. Pursuant to the terms of our and Nexstar’s amended credit agreements, we may reallocate any of our unused revolving loan commitments to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitments to us.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2017 (in thousands):

	Total	Remainder of 2017	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$232,000	$1,740	$4,640	$4,640	$220,980

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

On July 19, 2017, we amended our senior secured credit facility which reduced the applicable margin portion of interest rates of both our Term Loan B and revolving credit facility by 50 basis points and extended the maturity date of our revolving credit facility to five years from July 19, 2017.

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2017, Nexstar had $885.6 million outstanding obligations under its 5.625% Notes, $272.8 million outstanding obligations under its 6.125% Notes, and had a maximum commitment of $2.7 billion under its senior secured credit facility, of which $2.3 billion in Term Loan B and $265.2 million in Term Loan A were outstanding.

On July 19, 2017, Nexstar amended its senior secured credit facility. The main provisions of the amendments include: (i) Nexstar’s additional Term Loan A borrowings of $456.0 million, the proceeds of which were used to partially repay Nexstar’s outstanding principal balance of Term Loan B, (ii) a reduction in the applicable margin portion of Nexstar’s interest rates by 50 basis points, (iii) an extension of the maturity date of Nexstar’s Term Loan A to five years from July 19, 2017 and (iv) an extension of the maturity date of Nexstar’s revolving credit facility to five years from July 19, 2017.

On August 7, 2017, Nexstar prepaid $30.0 million of the outstanding principal balance under its Term Loan B.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 14, 2017. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. The Nexstar credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00 beginning June 30, 2017. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of June 30, 2017, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Management believes that as of June 30, 2017, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.2% as of June 30, 2017, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Our revolving loans bear interest at LIBOR plus the applicable margin, which totaled 3.7% at June 30, 2017. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2017 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of June 30, 2017. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.2 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.2 million, respectively. As of June 30, 2017, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2017, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.2

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350 *
101	The Company’s unaudited Financial Statements and related Notes for the quarter ended June 30, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language) *
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: August 11, 2017