Form 10-K
period 2017-12-31
MISSION BROADCASTING INC
filed 2018-03-23
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☒
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant. As of March 23, 2018, the Registrant had 1,000 shares of common stock outstanding.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours,” “us” and the “Company” refer to Mission Broadcasting, Inc., and “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as “local service agreements”) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

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

As of December 31, 2017, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW, MNTV and other broadcast television networks.

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

We are a Delaware corporation formed in 1998. Our principal offices are located at 30400 Detroit Road, Suite 304, Westlake, Ohio 44145. Our telephone number is (440) 526‑2227.

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

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the 6.125% senior unsecured notes (the “6.125% Notes”) and 5.625% senior unsecured notes (the “5.625% Notes”) issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2018 and 2027) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior Federal Communications Commission (“FCC”) approval.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2017:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2017.

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

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2017:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	Commercial Stations in Market(2)	FCC License Expiration Date
57	Wilkes Barre, PA	WYOU	CBS	WYOU-D2, D3	Escape, Bounce	7	8/1/2023
58	Little Rock, AR	KLRT KASN	FOX The CW	KLRT-D2	Escape	7	6/1/2021 6/1/2021
75	Springfield, MO	KOLR	CBS	KOLR-D2, D3	Laff, Grit	4	2/1/2022
97	Burlington, VT	WVNY	ABC	WVNY-D2, D3	Laff, Grit	7	4/1/2023
103	Evansville, IN	WTVW	The CW	WTVW-D2, D3	Bounce, Escape	4	8/1/2021
131	Amarillo, TX	KCIT	FOX	KCIT-D2, D3, D4 KCPN-LP	Grit, Escape, Bounce MNTV	6	8/1/2022 8/1/2022
137	Monroe, AR	KTVE	NBC	KTVE-D2, D3, D4	FOX, Laff, Escape	4	6/1/2021
138	Rockford, IL	WTVO	ABC	WTVO-D2, D3, D4	MNTV, Laff, Grit	3	12/1/2021
145	Lubbock, TX	KAMC	ABC	KAMC-D2, D3	Escape, Bounce	5	8/1/2022
149	Wichita Falls, TX	KJTL	FOX	KJTL-D2, D3, D4 KJBO-LP	Grit, Bounce, Escape MNTV	4	8/1/2022 8/1/2022
150	Erie, PA	WFXP	FOX	WFXP-D2, D3	Grit, Bounce	4	8/1/2023
152	Joplin, MO	KODE	ABC	KODE-D2, D3	Grit, Bounce	4	2/1/2022
155	Terre Haute, IN	WAWV	ABC	WAWV-D2, D3	Grit, Bounce	3	8/1/2021
165	Abilene, TX	KRBC	NBC	KRBC-D2, D3, D4	Grit, Laff, Bounce	4	8/1/2022
167	Billings, MT	KHMT	FOX	KHMT-D2, D3	Grit, Laff	5	4/1/2022
171	Utica, NY	WUTR	ABC	WUTR-D2, D3, D4	MNTV, Grit, Bounce	3	6/1/2023
187	Grand Junction, CO	KFQX	FOX	KFQX-D2, D3, D4	CBS, Escape, Grit	5	4/1/2022
196	San Angelo, TX	KSAN	NBC	KSAN-D2, D3	Laff, Bounce	3	8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

(2)

The term “commercial station” means a full power television broadcast station and excludes non-commercial stations and religious stations, cable program services or networks. Source: Investing in Television Market Report 2017 4th Edition, as published by BIA Financial Network, Inc.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, Google, Facebook and other online media, newspapers and radio stations serving the same market. Non-commercial, religious and Spanish-language broadcasting stations in many markets also compete with commercial stations for viewers. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

All of the full power television stations that we own and operate as of December 31, 2017 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2022.
FOX	All 6 agreements expire in December 2019.
NBC	All 3 agreements expire in December 2019.
CBS	Of the 2 agreements, one expires in December 2018 and one expires in June 2020.

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

Although the commercial television broadcast industry historically has been dominated by the ABC, NBC, CBS and FOX television networks, other newer television networks and the growth in popularity of subscription systems, such as local cable and direct broadcast satellite (“DBS”) systems and video streaming services, which air exclusive programming not otherwise available in a market, have become significant competitors for the over-the-air television audience.

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

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%, and historically the FCC has made such an affirmative finding only in limited circumstances. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC also has rules which establish limits on the ownership of broadcast stations. These ownership limits apply to attributable interests in a station licensee held by an individual, corporation, partnership or other entity. In the case of corporations, officers, directors and voting stock interests of 5% or more (20% or more in the case of certain passive investors, such as insurance companies and bank trust departments) are considered attributable interests. For partnerships, all general partners and non-insulated limited partners are attributable. Limited liability companies are treated the same as partnerships. The FCC also considers attributable the holder of more than 33% of a licensee’s total assets (defined as total debt plus total equity), if that person or entity also provides over 15% of the station’s total weekly broadcast programming or has an attributable interest in another media entity in the same market which is subject to the FCC’s ownership rules. If a shareholder of Mission holds a voting stock interest of 5% or more (20% or more in the case of qualified investment companies, such as insurance companies and bank trust departments), we must report that shareholder, its parent entities, and attributable individuals and entities of both, as attributable interest holders in Mission.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) one of the combining stations is not ranked among the top four stations in the DMA, although the FCC will consider showings that this “top four” prohibition should not apply in a given case. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, only in cases where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the duopoly rule continues to serve the public interest in its 2016 quadrennial review decision, which generally retained the rule in the form in which it had existed since 1999.  In November 2017, however, the FCC issued an order reconsidering the 2016 decision and modifying the duopoly rule to (1) eliminate the “eight voices” test (whereby the rule had previously required, in addition to the “top four” prohibition, that at least eight independently owned television stations remain in a market after a proposed combination) and (2) permit case-by-case review of proposed “top four” combinations (while generally retaining the “top four” prohibition).  These modifications took effect on February 7, 2018. The modifications could allow Mission to acquire a second television station in certain markets where ownership of two television stations was not previously permitted. The November 2017 reconsideration order remains subject to federal court appeals.

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

In August 2016 the FCC completed its most recent quadrennial media ownership review and reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 order reconsidering the August 2016 quadrennial review decision, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018.  As a result of this rule elimination, Mission’s existing JSAs with Nexstar may remain in effect indefinitely, and Mission may enter into new JSAs without violating FCC regulations.  The November 2017 reconsideration order remains subject to pending federal court appeals.

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

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.” On reconsideration, however, the FCC reinstated the discount, which took effect once again in June 2017. A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount.  Comments and reply comments in this proceeding will be filed in the first and second quarters of 2018. Our stations have a combined national audience reach of 3.3% of television households.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). Until recently, an FCC rule limited the extent to which a party could hold attributable interests in both television stations and radio stations in the same market.  In its November 2017 order reconsidering the August 2016 quadrennial review decision, however, the FCC eliminated the radio/television cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018.  The November 2017 reconsideration order remains subject to federal court appeals.

Local Television/Newspaper Cross-Ownership Rule. Until recently, an FCC rule generally prohibited a party from having an attributable interest in a television station and a daily newspaper in the same market. In its November 2017 order reconsidering the August 2016 quadrennial review decision, however, the FCC eliminated the newspaper/broadcast cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018.  The November 2017 reconsideration order remains subject to federal court appeals.

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order’s rule modifications (a) could allow Mission to acquire a second television station in certain markets where ownership of two television stations was not previously permitted, (b) allow Mission to acquire television stations without regard to any interests of its officers, directors or attributable shareholders in same-market radio stations or newspapers, (c) permit Mission’s existing JSAs with Nexstar to remain in effect indefinitely, and (d) enable Mission to enter into new JSAs without violating FCC regulations.  The Reconsideration Order remains subject to appeals before the Third Circuit.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2020, and will be effective January 1, 2021. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  Accordingly, in all markets which we have sharing agreements with Nexstar, we must separately negotiate our retransmission consent agreements with MVPDs.

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

Certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act of 1976, as amended (the “Copyright Act”).  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements, will negotiate agreements with OTTDs.

Employees

As of December 31, 2017, we had a total of 42 employees, all of which were full-time. As of December 31, 2017, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

Available Information

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s website is http://www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the risks described below and all of the information contained in this document. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks actually occur, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” for further information.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also refer to “Risks Related to Our Industry–Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2017, we had $225.7 million of debt, which represented 107.3% of our total capitalization.

The Company’s high level of debt could have important consequences to our business. For example, it could:

•	limit the Company’s ability to borrow additional funds or obtain additional financing in the future;

•	limit the Company’s ability to pursue acquisition opportunities;

•	expose the Company to greater interest rate risk since the interest rate on borrowings under our senior secured credit facility is variable;

•	limit the Company’s flexibility to plan for and react to changes in our business and our industry; and

•	impair our ability to withstand a general downturn in our business and place us at a disadvantage compared to our competitors that are less leveraged.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

The Company could also incur additional debt in the future. The terms of the Company’s senior secured credit facility limit, but do not prohibit the Company from incurring substantial amounts of additional debt. To the extent the Company incurs additional debt, we would become even more susceptible to the leverage-related risks described above.

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 23, 2018. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including consolidated leverage ratios and fixed charge coverage ratios. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2017, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

The Company may not be able to generate sufficient cash flow to meet its debt service requirements.

The Company’s ability to service its debt depends on its ability to generate the necessary cash flow. Generation of the necessary cash flow is partially subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, that future borrowings will be available to the Company under its current or any replacement credit facilities, or that it will be able to complete any necessary financings, in amounts sufficient to enable the Company to fund its operations or pay its debts and other obligations, or to fund its liquidity needs. If the Company is not able to generate sufficient cash flow to service its debt obligations, it may need to refinance or restructure its debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. Additional financing may not be available in sufficient amounts, at times or on terms acceptable to the Company, or at all. If the Company is unable to meet its debt service obligations, its lenders may determine to stop making loans to the Company, and/or the Company’s lenders or other holders of its debt could accelerate and declare due all outstanding obligations due under the respective agreements, all of which could have a material adverse effect on the Company.

We guarantee certain senior unsecured notes issued by Nexstar and the amounts outstanding under Nexstar’s senior secured credit facility.

If Nexstar, which is highly leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2017, we guarantee the following debt of Nexstar:

•	The 6.125% Notes with an outstanding balance of $273.0 million, due 2022;

•	The 5.625% Notes with an outstanding balance of $886.5 million, due 2024; and

•

Nexstar’s maximum commitment under its senior secured credit facility of $2.662 billion, of which $1.782 billion in Term Loan B (due 2024) and $711.0 million in Term Loan A (due 2022) were outstanding. Nexstar also has a $169.0 million revolving loan commitment (maturing in 2022), of which none was outstanding as of December 31, 2017.

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to fund Nexstar’s acquisition of LKQD Technologies, Inc. (“LKQD”).

On February 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On February 16, 2018, Nexstar repaid $20.0 million of the outstanding principal balance under its revolving credit facility.

On March 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On March 16, 2018, Nexstar repaid $4.0 million of the outstanding principal balance under its revolving credit facility.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2017, based on projected future income, approximately $15.0 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2017, we had NOLs of approximately $53.8 million for U.S. federal tax purposes and $5.7 million for state tax purposes. These NOLs expire at varying dates through 2033. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the full power television stations that we operate have network affiliation agreements – six stations have primary affiliation agreements with ABC, six with FOX, three with NBC, two with CBS and two with The CW. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime time programming per week, while each of FOX and The CW provides affiliated stations with up to 15 hours of prime time programming per week. In return, affiliated stations broadcast the respective networks’ commercials during the network programming.

All of the network affiliation agreements of our stations are scheduled to expire at various times through December 2022. In order to renew certain of our affiliation agreements we may be required to make cash payments to the network, and to accept other material modifications of existing affiliation agreements. If any of our stations cease to maintain affiliation agreements with networks for any reason, we would need to find alternative sources of programming, which may be less attractive to our audiences and more expensive to obtain. In addition, a loss of a specific network affiliation for a station may affect our retransmission consent payments resulting in us receiving less retransmission consent fees. Further, some of our network affiliation agreements are subject to earlier termination by the networks under specified circumstances. For more information regarding these network affiliation agreements, see Item 1. “Business––Network Affiliations.”

The loss of or material reduction in retransmission consent revenues or a change in the current retransmission consent regulations could have an adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue comes from our retransmission consent agreements with MVPDs, mainly cable and satellite television providers. These agreements permit the MVPDs to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Though we are typically able to renegotiate our retransmission consent agreements with MVPDs on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable MVPD.  In recent years the subscribership of MVPDs has declined, as the growth of direct Internet streaming of video programming to televisions and mobile devices has incentivized consumers to “cut the cord” and discontinue their cable or satellite service subscriptions.  Decreasing MVPD subscribership leads to less revenue under our retransmission agreements, which ultimately could have an adverse effect on our business, financial condition and results of operations. Also refer to “Risks Related to Our Industry–Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights both to traditional MVPDs and to so-called “virtual MVPDs", services that provide multiple video streaming channels to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, in all markets, Mission must separately negotiate its retransmission consent agreements with MVPDs. We cannot predict what effect, if any, this requirement will have on our revenues and expenses.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations. We cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals or the FCC’s prohibition on certain joint negotiations, on our business.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016.  We cannot predict the proceeding’s outcome or its impact on our business. In July 2016, the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding; however, the proceeding remains open.

Certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.  If the FCC ultimately determines that an OTTD is not an MVPD, or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a licensee fails to meet this standard the FCC may grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application.

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

The FCC will review these “grandfathered” TBAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs fully attributable to the programmer. If the FCC does so, we will be required to terminate the TBAs with Nexstar for stations WFXP, KHMT and KFQX unless the FCC’s duopoly rule allows ownership of two stations in the applicable markets. During the year ended December 31, 2017, the total net revenue and the total net loss of WFXP, KHMT and KFQX represented less than 1% and 4%, respectively, of our total operations.

FCC actions to limit or prohibit our local service agreements with Nexstar, which may harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. The FCC has in the past taken actions to restrict local service agreements as a means of creating substantial operating efficiencies, although a number of those actions have more recently been reversed.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018, although the Reconsideration Order remains subject to federal court appeals.

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

As of December 31, 2017, $92.1 million, or 39.6%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and on an interim date if factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

Risks Related to Our Industry

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war or terrorist attack or by coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of local programming cannot be predicted if it occurs. In addition, our stations may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

If we are unable to respond to changes in technology and evolving industry trends, our television business may not be able to compete effectively.

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

Intense competition in the television industry and alternative forms of media could limit our growth and profitability.

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

Technologies used in the entertainment industry continue to evolve rapidly, leading to alternative methods for the delivery and storage of digital content. These technological advancements have driven changes in consumer behavior and have empowered consumers to seek more control over when, where and how they consume news and entertainment, including through the so-called “cutting the cord” and other consumption strategies. The networks have also begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own. These innovations and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. We are unable to predict what forms of competition will develop in the future, the extent of the competition or its possible effects on our business.

The FCC could implement regulations or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors.

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

The FCC also may decide to initiate other new rule-making proceedings on its own or in response to requests from outside parties, any of which might have such an impact. The U.S. Congress may also act to amend the Communications Act in a manner that could impact our stations or the television broadcast industry in general.

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

Cybersecurity risks could affect the Company’s operating effectiveness.

We leverage the IT infrastructure of Nexstar and use computers in substantially all aspects of our business operations. Our revenues are increasingly dependent on digital products. Such use exposes us to potential cyber incidents resulting from deliberate attacks or unintentional events on Nexstar’s cybersecurity. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Nexstar’s Cybersecurity Committee helps mitigate cybersecurity risks.  The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems. During the past year, we experienced no cyber-attacks that were unmitigated by Nexstar’s cybersecurity infrastructure.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have office space for our corporate headquarters in Westlake, Ohio, which is leased month to month. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Approximately 78% of the office and studio locations that our stations use are owned by Nexstar. We own the rest of the office and studio locations. We lease approximately 50% of the tower and transmitter locations that our stations use. The remaining properties that we utilize are either owned by us or owned by Nexstar. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

As of December 31, 2017, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.	Selected Financial Data

The selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are included below. The period-to-period comparability of our financial statements is affected by the acquisition of one television station in 2017 and three television stations in 2013. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein (the “Financial Statements”). Amounts below are presented in thousands.

	2017	2016	2015	2014	2013
Statements of Operations Data, for the years ended December 31:
Retransmission compensation and other	$70,592	$61,402	$51,132	$36,498	$28,971
Revenue from Nexstar(1)	36,546	42,791	37,000	42,079	39,513
Net Revenue	107,138	104,193	88,132	78,577	68,484
Operating expenses:
Corporate expenses	1,727	1,372	1,257	1,176	1,117
Station direct operating expenses, net of trade	35,802	30,201	24,601	18,135	14,550
Selling, general and administrative expenses, excluding corporate	2,426	2,177	2,279	2,012	2,118
Fees incurred pursuant to local service agreement with Nexstar(2)	35,500	18,000	9,780	9,780	9,740
Amortization of broadcast rights, excluding barter	1,619	1,596	1,755	1,765	1,806
Trade and barter expense	4,026	3,971	4,011	4,079	4,228
Depreciation	2,342	2,400	2,435	2,760	3,535
Amortization of intangible assets	2,392	2,422	2,418	2,728	6,762
Total operating expenses	85,834	62,139	48,536	42,435	43,856
Income from operations(3)	21,304	42,054	39,596	36,142	24,628
Interest expense	(10,135)	(10,251)	(9,325)	(10,014)	(16,181)
Loss on extinguishment of debt, net(4)	(2,133)	-	-	(21)	(14,332)
Other expense	-	-	-	-	(302)
Income (loss) from continuing operations before income tax expense	9,036	31,803	30,271	26,107	(6,187)
Income tax (expense) benefit	(3,400)	(12,337)	(12,172)	(10,023)	2,441
Net income (loss)	$5,636	$19,466	$18,099	$16,084	$(3,746)

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
(4)

In January 2017, the Company refinanced its then existing term loans and revolving loans, resulting in a loss on extinguishment of debt of $2.1 million. In 2013, Mission and Nexstar, the co-issuers, retired the $325.0 million outstanding principal balance under the 8.875% Senior Second Lien Notes. The retirement resulted in a loss on extinguishment of debt of $14.2 million for Mission.

	2017	2016	2015	2014	2013
Balance Sheet data, as of December 31:
Cash and cash equivalents	$9,524	$6,474	$4,361	$880	$3,716
Working capital (deficit)	102,517	90,263	56,923	30,818	(735)
Net intangible assets and goodwill	92,130	90,522	92,944	95,362	98,090
Total assets	232,460	222,188	202,326	189,264	171,358
Total debt	225,742	223,765	225,570	232,393	229,074
Total shareholders’ deficit	(15,308)	(20,944)	(40,410)	(58,509)	(74,593)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$4,696	$5,372	$10,934	$(1,928)	$4,428
Investing activities	(1,400)	(241)	(108)	(3,436)	(56,593)
Financing activities	(246)	(3,018)	(7,345)	2,528	55,563
Capital expenditures	700	241	258	236	165
Cash payments for broadcast rights	1,632	1,685	1,762	1,714	2,230

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Acquisition

•

On March 31, 2017, we completed our acquisition of Parker Broadcasting of Colorado, LLC (“Parker”), the owner of television station KFQX, for a cash purchase price of $4.0 million. KFQX is the FOX affiliate in the Grand Junction, Colorado market. In connection with this transaction, we paid a $3.2 million deposit upon signing the purchase agreement on June 13, 2014 and paid the remaining $0.8 million on March 31, 2017, both of which were funded by cash on hand.

Debt Transactions

•

On January 17, 2017, we refinanced our then existing indebtedness, which included term loans with a carrying amount of $223.8 million and $8.0 million commitment under a senior secured revolving credit facility, none of which was outstanding at the time of refinancing. The indebtedness was refinanced as follows: $232.0 million in senior secured Term Loan B due January 17, 2024, issued at 99.50%, and payable in consecutive quarterly installments of 0.25% of the principal, with the remainder due at maturity, and $3.0 million commitment under a new senior secured revolving credit facility, none of which was drawn at closing.

•

On July 19, 2017, the Company amended its senior secured credit facility, which reduced the applicable margin portion of interest rates of both its Term Loan B and revolving credit facility by 50 basis points and extended the maturity date of its revolving credit facility to July 19, 2022.

•	Throughout 2017, we repaid the contractual maturities under each of our term loans, for a total of $1.2 million.

Overview of Operations

As of December 31, 2017, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and ourselves, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our full power television stations had in effect as of December 31, 2017 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2017 was neither an election year nor an Olympic year.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals.  If the Company is ultimately required to amend or terminate its existing agreements, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (in thousands):

	2017	2016	2015
Retransmission compensation	$65,854	$56,802	$46,516
Other	712	629	605
Barter revenue	4,026	3,971	4,011
Revenue from Nexstar	36,546	42,791	37,000
Net revenue	$107,138	$104,193	$88,132

Results of Operations

The following table sets forth a summary of our operations for the years ended December 31 (in thousands), and the components of operating expense as a percentage of net revenue:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Net revenue	107,138	100.0	104,193	100.0	$88,132	100.0
Operating expenses:
Corporate expenses	1,727	1.6	1,372	1.3	1,257	1.5
Station direct operating expenses	35,802	33.4	30,201	29.0	24,601	23.1
Selling, general and administrative expenses, excluding corporate	2,426	2.2	2,177	1.9	2,279	2.5
Fees incurred pursuant to local service agreements with Nexstar	35,500	33.1	18,000	17.3	9,780	12.4
Barter expense	4,026	3.8	3,971	3.8	4,011	5.2
Depreciation	2,342	2.2	2,400	2.3	2,435	3.5
Amortization of intangible assets	2,392	2.2	2,422	2.3	2,418	3.5
Amortization of broadcast rights, excluding barter	1,619	1.5	1,596	1.5	1,755	2.2
Total operating expenses	85,834		62,139		48,536
Income from operations	$21,304		$42,054		$39,596

Effective January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board. The adoption will result in certain changes in the Company’s revenue recognition policies. Beginning in the first quarter of 2018, the Company will no longer recognize barter revenue and barter expense arising from the exchange of advertising time for certain program material. During each of the years ended December 31, 2017, 2016 and 2015, the Company recognized barter revenue (and related barter expense) of $4.0 million. The change in accounting for barter is expected to reduce the amount of future revenue and related expense but is not expected to impact the Company’s past or future income from operations or net income.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Net revenue for the year ended December 31, 2017 increased by $2.9 million, or 2.8%, from the same period in 2016. This increase was primarily attributed to compensation from retransmission consent.

Revenue from Nexstar was $36.5 million for the year ended December 31, 2017, compared to $42.8 million for the same period in 2016, a decrease of $6.2 million, or 14.6%, as 2017 was neither an election year nor an Olympic year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $65.8 million for the year ended December 31, 2017, compared to $56.8 million for the same period in 2016, an increase of $9.1 million, or 15.9%. The increase was primarily due to retransmission consent providing for higher rates per subscriber during the period.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were $1.7 million for the year ended December 31, 2017, compared to $1.4 million for the same period in 2016, an increase of $0.3 million, or 25.9%. The increase was primarily due to an increase in professional services of $0.1 million, resulting from the timing of services performed, and an increase in payroll expenses of $0.2 million due to renegotiated employment contracts effective July 1, 2017.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $38.2 million for the year ended December 31, 2017, compared to $32.2 million for the same period in 2016, an increase of $5.9 million, or 18.5%. The increase was primarily due to an increase in programming costs primarily related to recently enacted network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. Effective July 1, 2017, we amended the shared service agreements with Nexstar resulting in an increase in the recurring SSA fees. The local service agreement fees were $35.5 million for the year ended December 31, 2017, compared to $18.0 million for the same period in 2016, an increase of $17.5 million, or 97.2%.

Depreciation of property and equipment was consistent at $2.3 million for the year ended December 31, 2017 and $2.4 million for the year ended December 31, 2016.

Amortization of intangible assets was consistent at $2.4 million for the years ended December 31, 2017 and 2016.

Interest Expense

Interest expense was $10.1 million for the year ended December 31, 2017, compared to $10.3 million for the same period in 2016, a decrease of $0.2 million, or 1.1%. This decrease was primarily attributable to repayments of principal on our outstanding term loans and a reduction of the Term Loan B and revolving credit facility interest rates in connection with the July 19, 2017 amendments as discussed in the Executive Summary above.

Income Taxes

 Income tax expense was $3.4 million for the year ended December 31, 2017, compared to $12.3 million for the same period in 2016, a decrease of $8.9 million. The effective tax rates for the years ended December 31, 2017 and 2016 were 37.6% and 38.9%, respectively.

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduces the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a provisional reduction of our reserves for uncertain tax positions and a corresponding recognition of income tax benefit of $1.5 million, or a decrease to the effective tax rate of 16.3%. Additionally, the reduction in the federal corporate income tax rate resulted in a provisional reduction to net deferred tax asset and a corresponding recognition of income tax expense of $1.2 million, or an increase to the effective tax rate of 13.5%. Other adjustments also resulted in the reduction to deferred tax assets of $0.1 million, or an increase to the effective tax rate of 1.2%.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2018, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2017. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$4,696	$5,372	$10,934
Net cash used in investing activities	(1,400)	(241)	(108)
Net cash used in financing activities	(246)	(3,018)	(7,345)
Net increase in cash and cash equivalents	$3,050	$2,113	$3,481
Cash paid for interest	$9,639	$8,685	$8,775
Cash paid for income taxes, net of refunds	$1,101	$1,307	$1,000

	As of December 31,
	2017	2016
Cash and cash equivalents	$9,524	$6,474
Long-term debt including current portion	225,742	223,765
Unused revolving loan commitments under senior secured credit facilities	3,000	8,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities decreased by $0.7 million during the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to a $0.8 million increase in contractual payments under local service agreements with Nexstar.

Net cash flows provided by operating activities decreased by $5.6 million during the year ended December 31, 2016 compared to the same period in 2015. The decrease was primarily due to $6.7 million timing of contractual payments under local service agreements with Nexstar, an increase from the timing of payments to vendors of $0.6 million and cash paid for income taxes of $0.3 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities increased by $1.2 million during the year ended December 31, 2017, compared to the same period in 2016. This was primarily due to our payment of the remaining purchase price for the acquisition of Parker on March 31, 2017 of $0.8 million and an increase in capital expenditures of $0.5 million.

Net cash flows used in investing activities increased by $0.1 million during the year ended December 31, 2016, compared to the same period in 2015. In March 2015, our purchase agreement to acquire two stations from Stainless Broadcasting, L.P. was terminated and we received a refund for our deposit of $0.2 million; however, no such refund was received in 2016. This was offset by a decrease in capital expenditures of $0.1 million over the stated period.

Cash Flows – Financing Activities

In 2017, we issued new long-term debt of $230.6 million, net of debt discount, to refinance our term loan with a principal balance of $225.9 million. During 2017, we also paid the scheduled principal maturities under our term loan of $1.2 million.

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

Future Sources of Financing and Debt Service Requirements

As of December 31, 2017, we had total debt of $225.7 million which represented 107.3% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2017, we have $3.0 million unused revolving loan commitment under our senior secured credit facility.

Through March 2018, Nexstar had various debt transactions, which Mission guarantees or had previously guaranteed. See Collateralization and Guarantees of Debt section below for additional information.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2017 (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$230,841	$2,314	$4,628	$4,628	$219,271

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility, obtain access to a new credit facility or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

We are a guarantor of and have pledged substantially all of our assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. We are also a guarantor of Nexstar’s 6.125% Notes and 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of December 31, 2017, Nexstar had $886.5 million outstanding obligations under its 5.625% Notes due on August 1, 2024, had $273.0 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and had a maximum commitment of $2.662 billion under its senior secured credit facility, of which $1.782 billion in Term Loan B (due January 17, 2024) and $711.0 million in Term Loan A (due July 19, 2022) were outstanding.

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to fund Nexstar’s acquisition of LKQD Technologies, Inc. (“LKQD”).

On February 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On February 16, 2018, Nexstar repaid $20.0 million of the outstanding principal balance under its revolving credit facility.

On March 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On March 16, 2018, Nexstar repaid $4.0 million of the outstanding principal balance under its revolving credit facility.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 23, 2018. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 6.125% Notes and 5.625% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2017, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 6.125% Notes and 5.625% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2018	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$230,841	$2,314	$4,628	$4,628	$219,271
Cash interest on debt(1)	53,003	8,994	17,740	17,348	8,921
Broadcast rights current cash commitments(2)	833	345	435	53	-
Broadcast rights future cash commitments	2,267	998	1,175	94	-
Operating lease obligations	15,458	2,119	4,510	2,258	6,571
	$302,402	$14,770	$28,488	$24,381	$234,763

(1)	Estimated interest payments due, as if all debt outstanding as of December 31, 2017 remained outstanding until maturity, based on interest rates in effect at December 31, 2017.
(2)	Excludes broadcast rights barter payable commitments recorded on the Financial Statements as of December 31, 2017 in the amount of $1.1 million.

As of December 31, 2017, we had $2.2 million of unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs.

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

For an overview of our significant accounting policies, we refer you to Note 2 to our Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K. We believe the following critical accounting policies are those that are the most important to the presentation of our Financial Statements, affect our more significant estimates and assumptions, and require the most subjective or complex judgments by management.

Valuation of Goodwill and Intangible Assets

Intangible assets represented $92.1 million, or 39.6%, of our total assets as of December 31, 2017. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

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

In prior years, the quantitative impairment test for goodwill utilized a two-step fair value approach. The first step of the goodwill quantitative impairment test compared the fair value of the reporting unit to its carrying amount, including goodwill. The fair value of a reporting unit was determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflected historical performance of the reporting unit and the prevailing values in the markets for broadcasters (enterprise value approach).  If the fair value of the reporting unit exceeded its carrying amount, goodwill was not considered impaired. If the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined by performing an assumed purchase price allocation, using the reporting unit’s fair value (as determined in the first step described above) as the purchase price. If the carrying amount of goodwill exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess but not more than the carrying value of goodwill. In 2017, we early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that required a hypothetical purchase price allocation. Under ASU 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Historically, we considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. In the first quarter of 2017, because of the changes in the organizational structure at Nexstar that now focus on the overall broadcast business (Nexstar provides certain services to our stations under various local service agreements), and because our management sees our operations as one broadcast business, we shifted our operating segments from the market level to the broadcast business level. This change allowed the aggregation of television station markets into one broadcast business reporting unit. Our impairment tests for FCC licenses remained at the television station market level.

We evaluated our goodwill immediately prior to the change in the reporting unit, using the one-step qualitative analysis approach, and concluded that there was no impairment on our broadcast business. The aggregate goodwill of each television station market was then assigned to the single broadcast business reporting unit. In the fourth quarter of 2017, we performed our annual impairment tests on goodwill and legacy FCC licenses attributable to our broadcast business, using the one-step quantitative approach. The fair value of our broadcast business reporting unit exceeded its carrying amount by a margin of approximately 400%. In addition, all of the fair values of our FCC licenses on which we elected to perform quantitative impairment tests exceeded their carrying amounts by an overall margin of 361%, representing a range of 66% to 12,117%.

The assumptions used in the valuation testing have certain subjective components including anticipated future operating results and cash flows based on our own internal business plans as well as future expectations about general economic and local market conditions. We utilized the following assumptions in our quantitative impairment testing for the year ended December 31, 2017:

	Goodwill	FCC Licenses
Revenue growth rates (goodwill) / market revenue share (FCC licenses)	(2.6)% - 8.0%	3.4% - 22.8%
Operating profit margins	37.3% - 40.2%	9.7% - 29.0%
Discount rate	9.75%	9.75%
Tax rate	25.5%	22.2% - 28.9%
Capitalization rate	7.75%	7.25% - 7.75%

Our quantitative goodwill impairment tests are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows and market trends. If the assumptions used in our analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, we will need to continue to evaluate the carrying value of our goodwill and any additional impairment charges that we may take in the future could have an impact on our results of operations and financial condition. We will actively monitor the results of these reporting units in future quarters.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost. Barter broadcast rights are recorded at fair value, which is estimated by using average historical advertising rates for the time periods where the programming will air. Broadcast rights are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2017, the carrying amounts of our current broadcast rights were $1.0 million and non-current broadcast rights were $0.9 million.

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

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs for the retransmission of our broadcasts. These revenues are typically earned based on a price per subscriber of the MVPD within the retransmission area. The MVPDs report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the MVPD reporting, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each MVPD.

Barter Transactions

We barter advertising time for certain program material. These transactions, except those involving exchange of advertising time for network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. We recorded both barter revenue and barter expense of $4.0 million for each of the years ended December 31, 2017, 2016 and 2015.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company expects to be able to utilize the existing NOLs prior to their expiration.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 4.06% as of December 31, 2017 and the interest rate on the revolving credit facility was 3.56%, which represented the base rate, or the London Interbank Offered Rate (“LIBOR”), plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2017 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of December 31, 2017. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.2 million. Any decrease in LIBOR would not have an impact on our operations or cash flows. As of December 31, 2017, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	65	Chairman of the Board and Secretary
Dennis Thatcher	71	President, Treasurer and Director

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

Code of Ethics

Our Board of Directors adopted a code of ethics that applies to our senior management and Board of Directors, including our named executive officers. The purpose of the code of ethics is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us, and to promote compliance with all applicable rules and regulations that apply to us and our officers and Directors. The code of ethics is filed as Exhibit 14.1 hereto.

Item 11.	Executive Compensation

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2017 for filing with the SEC.

Compensation Discussion and Analysis

On July 1, 2017, the Company entered into an amended employment agreement with Dennis Thatcher to serve as President of the Company. The amended employment agreement provides for $300,000 in annual compensation beginning on July 1, 2017 with 3% annual increases thereafter and an annual bonus in an amount up to 20% of the annual compensation. The agreement has no fixed termination date. In the event of termination pursuant to a consolidation, merger or comparable transaction, as defined in the agreement, Mr. Thatcher is eligible to receive a severance payment of $1.0 million, payable within 30 days, and any accrued and unpaid salary and vacation time, payable as soon as is practicable. Mr. Thatcher is eligible to receive a one-time contract completion bonus of $500,000 if termination occurs on the contract expiration date of June 30, 2022, to increase by $100,000 annually each year the agreement is renewed. The agreement also contains non-competition and confidentiality restrictions on Mr. Thatcher. Prior to December 19, 2011, Mr. Thatcher served as our Chief Operating Officer and was compensated based on his scope of responsibilities, taking into account competitive market compensation paid by other similarly situated companies for this position. Mr. Thatcher also serves as a Director.

On July 1, 2017, the Company entered into an amended employment agreement with Nancie J. Smith to serve as Chairman of the Board and Secretary of the Company. The amended employment agreement provides for $300,000 in annual compensation beginning on July 1, 2017 with 3% annual increases thereafter and an annual bonus in an amount up to 15% of the annual compensation. The agreement has no fixed termination date. In the event of termination pursuant to a consolidation, merger or comparable transaction, as defined in the agreement, Ms. Smith is eligible to receive a severance payment of $1.0 million, payable within 30 days, and any accrued and unpaid salary and vacation time, payable as soon as is practicable. Ms. Smith is eligible to receive a one-time contract completion bonus of $500,000 if termination occurs on the contract expiration date of June 30, 2022, to increase by $100,000 annually each year the agreement is renewed. The agreement also contains non-competition and confidentiality restrictions on Ms. Smith. Prior to Ms. Smith’s employment as Chairman of the Board and Secretary of Mission on December 29, 2011, she was employed by the Company as Vice President and Secretary.

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31:

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2017	$241,035	$25,000	$—	$—	$—	$—	$532	$266,567
	2016	178,446	25,000	—	—	—	—	724	204,170
	2015	180,941	—	—	—	—	—	—	180,941
Nancie J. Smith Chairman of the Board and Secretary	2017	228,030	—	—	—	—	—	1,188	229,218
	2016	152,954	—	—	—	—	—	793	153,747
	2015	155,013	—	—	—	—	—	—	155,013

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of March 23, 2018, Ms. Smith owned 510 shares of common stock (51% of common stock outstanding) and Mr. Thatcher owned 490 shares of common stock (49% of common stock outstanding).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2017:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/26	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/14/25	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/13/22	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$771 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$279 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$204 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$171 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/8/23	$67 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/19	$200 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/15/19	$275 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/15/19	$642 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$292 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$325 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 11/30/19	$175 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/1/21	$525 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/1/21	$258 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

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

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2017:

Station	Market	Affiliation	Expiration Date
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/27
KCIT and KCPN-LP	Amarillo, TX	FOX MNTV	5/1/18 5/1/18
WYOU	Wilkes Barre-Scranton, PA	CBS	5/19/18
KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	FOX MNTV	6/1/18 6/1/18
KODE	Joplin, MO-Pittsburg, KS	ABC	4/24/21
KLRT/KASN	Little Rock-Pine Bluff, AR	FOX/The CW	1/1/22
WVNY	Burlington-Plattsburgh, VT	ABC	3/1/22
WAWV	Terre Haute, IN	ABC	5/09/22
KRBC	Abilene-Sweetwater, TX	NBC	6/13/22
KSAN	San Angelo, TX	NBC	6/13/22
WTVW	Evansville, IN	The CW/Bounce TV	11/1/22
KHMT	Billings, MT	FOX	12/31/22
KAMC	Lubbock, TX	ABC	12/31/22
KOLR	Springfield, MO	CBS	12/31/22
WUTR	Utica, NY	ABC	3/31/23
WFXP	Erie, PA	FOX	11/30/23
WTVO	Rockford, IL	ABC/MNTV	10/31/24
KFQX	Grand Junction, CO	FOX	6/13/22

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

We retained PricewaterhouseCoopers LLP to audit the Company’s Financial Statements for the years ended December 31, 2017 and 2016, and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the years ended December 31, 2017 and 2016 for these various services were:

	2017	2016
Audit Fees (1)	$203,000	$223,000
Audit Related Fees (2)	—	—
Tax Fees (3)	62,000	67,000
All Other Fees (4)	—	—
Total	$315,000	$290,000

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
(2)

Exhibits. The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, furnished or incorporated into this Annual Report on Form 10-K by reference, as applicable.

Item 16.	Form 10-K Summary

Not applicable.

Exhibit No.	Exhibit Index

3.1

Certificate of Incorporation of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.).

3.2

By-laws of Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (Incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 333-62916-02) filed by Mission Broadcasting of Wichita Falls, Inc.).

4.1

Indenture, dated as of January 29, 2015, among Nexstar Broadcasting, Inc., Nexstar Broadcasting Group, Inc., as a guarantor, Mission Broadcasting, Inc., as a guarantor, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on January 30, 2015).

4.2	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 30, 2015).
4.3

Indenture, dated as of July 27, 2016, between Nexstar Escrow Corporation, as issuer, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Nexstar's Current Report on Form 8-K filed July 29, 2016).

4.4	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 29, 2016).
4.5

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.1

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the period ended December 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.2

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.3

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Media Group, Inc., as a holding company, Nexstar Broadcasting, Inc., as the borrower, Bank of America, N.A., as the administrative agent, the collateral agent, a letter of credit issuer and a swing line lender and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

10.4

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.5

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011).

10.6

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.7

Amended and Restated Executive Employment Agreement, dated as of July 1, 2017, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 13, 2017).

10.8

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011).

10.9

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.10

Amended and Restated Executive Employment Agreement, dated as of July 1, 2017, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 13, 2017).

10.11

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

Exhibit No.	Exhibit Index
10.12

Option Agreement, dated as of November 30, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting Group, L.L.C. (WFXP) (Incorporated by reference to Exhibit 10.47 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.13

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.14

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.15

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.16

Option Agreement, dated as of May 19, 1998, among Bastet Broadcasting, Inc., David Smith and Nexstar Broadcasting of Northeastern Pennsylvania, L.P. (WYOU) (Incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.17

Amendment to Option Agreements, dated as of October 18, 2002, among Mission Broadcasting, Inc., David Smith, Nexstar Broadcasting of Northeastern Pennsylvania, L.L.C., Nexstar Broadcasting Group, L.L.C., Nexstar Broadcasting of Wichita Falls, L.L.C., and Nexstar Broadcasting of Joplin, L.L.C. (WYOU, WFXP, KJTL, KJBO-LP and KODE) (Incorporated by reference to Exhibit 10.54 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.18

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.19

Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.20

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.21

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012).

10.22

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.23

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012).

10.24

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.25

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.26

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.27

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.28

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.29

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

Exhibit No.	Exhibit Index
10.30

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.31

Amendment to Option Agreement, dated as of January 15, 2017, among Mission Broadcasting Inc. and Nexstar Broadcasting , Inc. (KTVE) (Incorporated by reference to Exhibit 10.76 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.32

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.33

Amendment to Time Brokerage Agreement, dated as of July 31, 1998, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.34

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.35

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP - WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.36

Second amendment to Time Brokerage Agreement, dated as of August 2, 2016, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET). (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.37

Shared Services Agreement entered into as of July 1, 2017 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.38

Agreement for the Sale of Commercial Time, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP - KFDX) (Incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.)

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

10.41

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.42

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.43

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.44

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV - WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

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

10.47

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

10.53

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.54

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.55

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.56	Agreement for the Sale of Commercial Time, dated as of January 15, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KTVE-TV)*
14.1

Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2017 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2018.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mission Broadcasting, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mission Broadcasting, Inc. as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, statements of changes in shareholder’s deficit, and statement of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, TX

March 23, 2018

We have served as the Company's auditor since 1998.

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,524	$6,474
Accounts receivable, net of allowance for doubtful accounts of $128 and $92, respectively	14,717	12,332
Due from Nexstar Broadcasting, Inc.	92,920	80,815
Prepaid expenses and other current assets	2,070	1,337
Total current assets	119,231	100,958
Property and equipment, net	18,454	19,564
Goodwill	33,187	32,489
FCC licenses	43,102	41,563
Other intangible assets, net	15,841	16,470
Deferred tax assets, net	1,508	5,959
Other noncurrent assets, net	1,137	5,185
Total assets	$232,460	$222,188
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,314	$1,160
Current portion of broadcast rights payable	986	1,077
Accounts payable	1,090	524
Accrued expenses	11,622	7,261
Other current liabilities	702	673
Total current liabilities	16,714	10,695
Debt	223,428	222,605
Other noncurrent liabilities	7,626	9,832
Total liabilities	247,768	243,132
Commitments and contingencies (Note 11)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2017 and December 31, 2016	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(15,308)	(20,944)
Total shareholders' deficit	(15,308)	(20,944)
Total liabilities and shareholders' deficit	$232,460	$222,188

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net broadcast revenue	$70,592	$61,402	$51,132
Revenue from Nexstar Broadcasting, Inc.	36,546	42,791	37,000
Net revenue	107,138	104,193	88,132
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	35,802	30,201	24,601
Selling, general, and administrative expenses, excluding depreciation and amortization	4,153	3,549	3,536
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	35,500	18,000	9,780
Amortization of broadcast rights	5,645	5,567	5,766
Amortization of intangible assets	2,392	2,422	2,418
Depreciation	2,342	2,400	2,435
Total operating expenses	85,834	62,139	48,536
Income from operations	21,304	42,054	39,596
Interest expense	(10,135)	(10,251)	(9,325)
Loss on extinguishment of debt	(2,133)	-	-
Income before income taxes	9,036	31,803	30,271
Income tax expense	(3,400)	(12,337)	(12,172)
Net income	$5,636	$19,466	$18,099

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2017

(in thousands, except share information)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of December 31, 2014	1,000	$1	$(1)	$(58,509)	$(58,509)
Net income	-	-	-	18,099	18,099
Balances as of December 31, 2015	1,000	1	(1)	(40,410)	(40,410)
Net income	-	-	-	19,466	19,466
Balances as of December 31, 2016	1,000	1	(1)	(20,944)	(20,944)
Net income	-	-	-	5,636	5,636
Balances as of December 31, 2017	1,000	$1	$(1)	$(15,308)	$(15,308)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$5,636	$19,466	$18,099
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,451	11,032	10,992
Provision for bad debt	86	-	64
Depreciation of property and equipment	2,342	2,400	2,435
Amortization of intangible assets	2,392	2,422	2,418
Amortization of debt financing costs and debt discount	750	566	550
Amortization of broadcast rights, excluding barter	1,619	1,596	1,755
Payments for broadcast rights	(1,632)	(1,685)	(1,762)
Loss on asset disposal	75	168	98
Deferred gain recognition	(198)	(198)	(199)
Loss on extinguishment of debt	2,133	-	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,469)	(2,962)	(2,539)
Prepaid expenses and other current assets	(818)	6	120
Other noncurrent assets	(7)	(11)	(29)
Accounts payable, accrued expenses and other current liabilities	4,255	1,804	1,199
Other noncurrent liabilities	(1,819)	(395)	(156)
Due from Nexstar Broadcasting, Inc.	(12,100)	(28,837)	(22,111)
Net cash provided by operating activities	4,696	5,372	10,934
Cash flows from investing activities:
Purchases of property and equipment	(700)	(241)	(258)
Payment for acquisition	(800)	-	150
Proceeds from disposals of property and equipment	100	-	-
Net cash used in investing activities	(1,400)	(241)	(108)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	230,609	-	-
Repayments of long-term debt	(227,051)	(2,335)	(7,337)
Payments for debt financing costs	(3,804)	(683)	(8)
Net cash used in financing activities	(246)	(3,018)	(7,345)
Net increase in cash and cash equivalents	3,050	2,113	3,481
Cash and cash equivalents at beginning of period	6,474	4,361	880
Cash and cash equivalents at end of period	$9,524	$6,474	$4,361

Supplemental information:
Interest paid	$9,639	$8,685	$8,775
Income taxes paid, net of refunds	$1,101	$1,307	$1,000

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

As of December 31, 2017, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX and The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2018, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from December 31, 2017, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2017, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2. Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2017 with Nexstar:

Service Agreements	Stations
TBA Only(1)	WFXP, KHMT and KFQX
SSA & JSA(2)	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

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

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s common stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2018 and 2027) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

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

The Company barters advertising time for certain program material. These transactions, except those involving exchange of advertising time for certain network programming, are recorded at management’s estimate of the fair value of the advertising time exchanged, which approximates the fair value of the program material received. The fair value of advertising time exchanged is estimated by applying average historical advertising rates for specific time periods. Revenue from barter transactions is recognized as the related advertisement spots are broadcast. Barter expense is recognized at the time program broadcast rights assets are used. The Company recorded $4.0 million of barter revenue and barter expense for each of the years ended December 31, 2017, 2016 and 2015. Barter expense is included in amortization of broadcast rights in the Company’s Statements of Operations.

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

Intangible Assets, Net

Intangible assets consist primarily of goodwill, broadcast licenses (“FCC licenses”), network affiliation agreements and customer relationships arising from acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Statements of Operations.

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

Historically, the Company considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management viewed, managed and evaluated its stations on a market basis. In the first quarter of 2017, because of the changes in the organizational structure at Nexstar that now focus on the overall broadcast business (Nexstar provides certain services to Mission stations under various local service agreements), and because Mission’s management sees its operations as one broadcast business, the Company shifted its operating segments from market level into broadcast business level. This change allowed the aggregation of television station markets into one broadcast business reporting unit. The Company’s impairment tests for FCC licenses remained at the television station market level. See Note 6 for additional information.

The Company first assesses the qualitative factors to determine the likelihood of the goodwill and FCC licenses being impaired. The qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, regulatory environment, industry and market conditions, and the financial performance versus budget of the reporting units, as well as any other events or circumstances specific to the reporting units or the FCC licenses. If it is more likely than not that the fair value of a reporting unit’s goodwill or a station’s FCC license is greater than its carrying amount, no further testing will be required. Otherwise, the Company will apply the quantitative impairment test method.

The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis.

In prior years, the Company’s quantitative impairment test for goodwill utilized a two-step fair value approach. The first step of the goodwill impairment test was used to identify potential impairment by comparing the fair value of the reporting unit to its carrying amount. The fair value of a reporting unit was determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeded its carrying amount, goodwill was not considered impaired. If the carrying amount of the reporting unit exceeded its fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill was determined by performing an assumed purchase price allocation, using the reporting unit fair value (as determined in Step 1) as the purchase price. If the carrying amount of goodwill exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess. In 2017, as discussed also under Recent Accounting Pronouncements, the Company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplified the measurement of goodwill impairment by removing the second step of the goodwill impairment test that required a hypothetical purchase price allocation. Under ASU 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2017 and 2016, debt financing costs related to term loans of $5.1 million and $2.1 million, respectively, were presented as a direct deduction from the carrying amount of debt. Debt financing costs related to the revolving credit facility of $0.1 million at each of December 31, 2017 and 2016 were included in other noncurrent assets.

Comprehensive Income

Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2017, 2016 and 2015, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit’s assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. The Company has elected early adoption and, as the new guidance is required to be applied on a prospective basis, the Company used the simplified test in its annual fourth quarter 2017 testing. The adoption of this ASU did not have a material impact on the Company’s Financial Statements.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which updates the accounting guidance on revenue recognition. This standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations to clarify the implementation of guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance in identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. This update amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition and is intended to address implementation issues that were raised by stakeholders and provide additional practical expedients. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In September 2017, the FASB issued ASU No. 2017-13, Revenue recognition (Topic 605), Revenue from contracts with customers (Topic 606), Leases (Topic 840) and Leases (Topic 842), which allows certain public entities to use the private company effective dates for adoption of ASC 606 and supersedes certain SEC paragraphs in the Codification. In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which aligns SEC guidance with the new revenue standard. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard.

The above updates are effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt these updates effective January 1, 2018 under the modified retrospective approach. Based on our evaluation performed to date, we believe the cumulative adjustment as of January 1, 2018 that will result from this adoption will not be material. The Company will no longer recognize barter revenue, barter expense, barter assets and liabilities resulting from the exchange of advertising time for certain program material. Barter revenue and barter expense was $4.0 million for each year ended 2017, 2016 and 2015. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $0.6 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.5 million. As of December 31, 2016, the current barter assets (and the related current barter liabilities) were $0.8 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.7 million. Mission’s revenue from Nexstar arising from television spot advertising that is sold and collected by Nexstar and paid to Mission is short-term in nature. This revenue source comprises approximately 34% and 41% of the reported net revenue in 2017 and 2016. We expect revenue will continue to be recognized as commercials are aired. We expect that revenue earned under retransmission agreements will be recognized under the licensing of intellectual property guidance in the standard, which will not result in a material change to our current revenue recognition. This revenue source comprised approximately 61% and 55% of the reported net revenue in 2017 and 2016, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The potential impact of this new guidance will be assessed for future acquisitions or dispositions, but it is not expected to have a material impact on the Company’s financial statements.

3. Acquisitions

Parker

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash, subject to adjustments for working capital. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. On March 31, 2017, Mission completed this acquisition and paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allows Mission entrance into this market.

The fair values of the assets acquired and liabilities assumed are as follows (in thousands):

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2017:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/16/26	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/14/25	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/13/22	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/19	$150 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$771 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$279 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$204 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$171 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/8/23	$67 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/19	$200 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/15/19	$275 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/15/19	$642 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$83 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$292 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$325 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 11/30/19	$175 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/1/21	$525 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/1/21	$258 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5. Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2017	2016
Buildings and improvements	39	$8,385	$8,330
Land	N/A	1,632	1,687
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	38,697	40,542
Computer equipment	3-5	544	554
Furniture and fixtures	7	832	832
Vehicles	5	734	735
Construction in progress	N/A	989	36
		51,883	52,786
Less: accumulated depreciation		(33,429)	(33,222)
Property and equipment, net		$18,454	$19,564

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2017 and 2016, the balance of deferred gain included $0.4 million and $0.6 million, respectively, in other noncurrent liabilities in the accompanying Balance Sheets and $0.2 million in other current liabilities as of each of the years then ended.

6. Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	December 31, 2017			December 31, 2016
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(71,150)	$15,098	$84,505	$(68,885)	$15,620
Other definite-lived intangible assets	1-15	15,681	(14,938)	743	15,661	(14,811)	850
Other intangible assets		$101,929	$(86,088)	$15,841	$100,166	$(83,696)	$16,470

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2017, 2016 and 2015.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2017 (in thousands):

2018	2,129
2019	1,919
2020	1,518
2021	1,517
2022	1,517
Thereafter	7,241
$15,841

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Acquisitions (See Note 3)	698	-	698	1,539	-	1,539
Balances as of December 31, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

As discussed in Note 2—Intangible Assets, Net, the Company early adopted (during the year 2017) ASU No. 2017-04 which simplified the measurement of goodwill impairment tests. Under ASU 2017-04, the annual, or interim, goodwill impairment test is now performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Historically, the Company considered each television station market as a reporting unit for purposes of goodwill and FCC license impairment testing because management views, manages and evaluates its stations on a market basis. In the first quarter of 2017, because of the changes in the organizational structure at Nexstar that now focus on the overall broadcast business (Nexstar provides certain services to Mission stations under various local service agreements), and because Mission’s management sees its operations as one broadcast business, the Company shifted its operating segments from market level into broadcast business level. This change allowed the aggregation of television station markets into one broadcast business reporting unit. The Company’s impairment tests for FCC licenses remained at the television station market level.

The Company evaluated its goodwill immediately prior to the change in the reporting unit, using the one-step qualitative analysis approach, and concluded that there was no impairment. The aggregate goodwill of each television station market was then assigned to the single broadcast business reporting unit. In the fourth quarter of 2017, the Company performed its annual impairment tests on goodwill and legacy FCC licenses, using the one-step quantitative approach, resulting in no impairment charge.

In 2016, management elected to perform its annual impairment tests on goodwill and FCC licenses using the qualitative analysis approach by market and concluded that it was more likely than not that the fair value of the reporting units and the fair value of FCC licenses would sufficiently exceed their respective carrying amounts.

7. Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2017	2016
Term loans, net of financing costs and discount of $5,099 and $2,126, respectively	$225,742	$223,765
Less: current portion	(2,314)	(1,160)
	$223,428	$222,605

Senior Secured Credit Facility

On January 17, 2017, Mission borrowed a $232.0 million senior secured Term Loan B, issued at 99.50%, due January 17, 2024. The proceeds from this loan were primarily used to refinance Mission’s then existing Term Loan B with an outstanding principal balance of $225.9 million. In January 2017, Mission also issued a $3.0 million revolving loan commitment, maturing on January 17, 2022, of which no amount was drawn. This facility replaced Mission’s previous revolving loan commitment. Mission recognized a loss on extinguishment of debt of $2.1 million as a result of refinancing its previous debt, representing the write-off of unamortized debt financing costs and debt discounts.

On July 19, 2017, the Company amended its senior secured credit facility, which reduced the applicable margin portion of interest rates of both its Term Loan B and revolving credit facility by 50 basis points and extended the maturity date of its revolving credit facility to July 19, 2022.

As of December 31, 2017 and 2016, the Mission senior secured credit facility had $225.7 million and $223.8 million outstanding under its term loan, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Mission term loan is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the year ended December 31, 2017, Mission repaid scheduled maturities of $1.2 million of its term loans.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s term loan was 4.06% and 3.75% for the years ended December 31, 2017 and 2016, respectively. The interest rate on Mission’s revolving loans was 3.56% and 2.77% as of December 31, 2017 and 2016, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Unused Commitments and Borrowing Availability

As of December 31, 2017, the Company had $3.0 million of total unused revolving loan commitments under the Mission senior secured credit facility, all of which was available for borrowing, based on the covenant calculations.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and Mission.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes and the 6.125% Notes. As of December 31, 2017, Nexstar had $886.5 million outstanding obligations under its 5.625% Notes, $273.0 million outstanding obligations under its 6.125% Notes and had a maximum commitment of $2.662 billion under its senior secured credit facility, of which $1.782 billion in Term Loan B (due January 17, 2024) and $711.0 million in Term Loan A (due July 19, 2022) were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of December 31, 2017.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$225,742	$231,580	$223,765	$225,646

(1)

The fair value of senior secured credit facilities is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

Debt Maturities

The maturities of the Company’s debt, excluding the unamortized discount and certain debt financing costs, as of December 31, 2017 are summarized as follows (in thousands):

2018	2,314
2019	2,314
2020	2,314
2021	2,314
2022	2,314
Thereafter	219,271

$230,841

8. Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2017 and 2016, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

9. Income Taxes

The income tax expense (benefit) consisted of the following components for the years ended December 31 (in thousands):

	2017	2016	2015
Current tax (benefit) expense:
Federal	$(1,355)	$545	$488
State	304	760	692
	(1,051)	1,305	1,180
Deferred tax expense:
Federal	4,140	9,844	9,635
State	311	1,188	1,357
	4,451	11,032	10,992
Income tax expense	$3,400	$12,337	$12,172

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2017	2016	2015
Income tax expense at 35% statutory federal rate	$3,162	$11,131	$10,595
State and local taxes, net of federal benefit	410	1,265	1,154
Impact of federal tax rate reduction on deferred taxes	1,220	-	-
Impact of federal tax rate reduction on uncertain tax positions	(1,471)	-	-
Other	79	(59)	423
Income tax expense (benefit)	$3,400	$12,337	$12,172

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Although the federal corporate income tax rate reduction is only effective for tax periods beginning after December 31, 2017, ASC 740 requires the Company to remeasure the existing net deferred tax asset in the period of enactment. The Act also provides for immediate expensing of 100% of the costs of qualified property that are incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense. As a result of this provision of the Act, the Company’s deduction for interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act.  SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 740, however in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete.  SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

In accordance with SAB 118, the Company has recorded a provisional estimated income tax expense of $1.2 million for the year ended December 31, 2017 related to the remeasurement of the Company’s net deferred tax asset. As a result of the adoption of the Act, the Company remeasured the net deferred tax asset at the reduced federal corporate income tax rate. The remeasurement of the net deferred tax asset reflected in the financial statements is a provisional estimate as we are still analyzing the impact of certain provisions of the Act and refining our calculations which could impact the remeasurement of the net deferred tax asset. The Company will recognize any change to the provisional estimates as it refines the accounting for the impact of the Act. The Company expects to complete its analysis of the provisional item during the second half of 2018. Additionally, the Company recorded an income tax benefit of $1.5 million for the year ended December 31, 2017 related to the remeasurement of its uncertain tax positions at the reduced federal corporate income tax rate. The Company considers the accounting for the remeasurement of its uncertain tax positions at the reduced federal corporate income tax rate as complete.

The components of the net deferred tax asset were as follows, as of December 31 (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$11,726	$21,456
Rent	601	1,035
Other	2,621	2,468
Total deferred tax assets	14,948	24,959
Deferred tax liabilities:
Property and equipment	(2,141)	(3,511)
Goodwill	(4,300)	(5,648)
Other intangible assets	(901)	(1,601)
FCC licenses	(6,098)	(8,240)
Total deferred tax liabilities	(13,440)	(19,000)
Net deferred tax assets	$1,508	$5,959

As of December 31, 2017, the Company’s reserve for uncertain tax positions totaled approximately $2.2 million. For the years ended December 31, 2017, 2016 and 2015 there were $2.2 million, $3.7 million and $3.7 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2017	2016	2015
Uncertain tax position liability at the beginning of the year	$3,677	$3,677	$3,677
Decreases related to tax positions taken during prior periods	(1,471)	-	-
Uncertain tax position liability at the end of the year	$2,206	$3,677	$3,677

While the Company does not anticipate any significant changes to the amount of liabilities for gross unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2017, 2016 and 2015, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2013. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2017, the Company has federal NOLs available of $53.8 million and post-apportionment state NOLs available of $5.7 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs expire at various dates through 2033 if not utilized. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a joint sales agreement (this rule had been previously adopted in 2014, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to appeals before the Third Circuit.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments will be filed in the first and second quarters of 2018.  The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017. A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels, and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $1.75 billion to reimburse television broadcasters and MVPDs for costs reasonably incurred due to the repack.  Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of October 17, 2017, these costs exceeded $1.86 billion (over $100 million more than the amount authorized by Congress), and the FCC has indicated that it expects those costs to rise.  The Company cannot determine if the FCC will be able to fully reimburse the Company’s repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that the Company previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters and MVPDs that are also seeking reimbursements.

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

Retransmission Consent \

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

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act of 1976, as amended.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time, and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

11. Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2017 (in thousands):

2018	$998
2019	1,030
2020	145
2021	77
2022	17
Thereafter	-
$2,267

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Statements of Operations for such leases was $1.9 million during each of the years ended December 31, 2017, 2016 and 2015. Future minimum lease payments under these operating leases are as follows as of December 31, 2017 (in thousands):

2018	$2,119
2019	2,212
2020	2,298
2021	1,394
2022	864
Thereafter	6,571
$15,458

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of December 31, 2017, Nexstar had $273.0 million outstanding obligations under its 6.125% Notes due on February 15, 2022, had $886.5 million outstanding obligations under its 5.625% Notes due on August 1, 2024 and had a maximum commitment of $2.662 billion under its senior secured credit facility, of which $1.782 billion in Term Loan B and $711.0 million in Term Loan A were outstanding. Nexstar also has a $169.0 million revolving loan commitment, of which none was outstanding as of December 31, 2017. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on July 19, 2022.

On January 16, 2018, Nexstar borrowed $44.0 million from its revolving credit facility to fund Nexstar’s acquisition of LKQD Technologies, Inc. (“LKQD”).

 On February 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On February 16, 2018, Nexstar repaid $20.0 million of the outstanding principal balance under its revolving credit facility.

On March 1, 2018, Nexstar prepaid $20.0 million of the outstanding principal balance under its Term Loan B.

On March 16, 2018, Nexstar repaid $4.0 million of the outstanding principal balance under its revolving credit facility.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Media Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s common stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2018 and 2027) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

12. Employee Benefits

The Company has established a retirement savings plan (the “Plan”) under Section 401(k) of the Code. The Plan covers substantially all employees of the Company who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $23,000, $20,000 and $21,000 to the Plan for the years ended December 31, 2017, 2016 and 2015, respectively.