Form 10-Q
period 2018-03-31
MISSION BROADCASTING INC
filed 2018-05-14
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 11, 2018, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,056	$9,524
Accounts receivable, net of allowance for doubtful accounts of $151 and $128, respectively	14,809	14,717
Due from Nexstar Broadcasting, Inc.	90,000	92,920
Prepaid expenses and other current assets	1,216	2,070
Total current assets	110,081	119,231
Property and equipment, net	18,095	18,454
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	15,297	15,841
Deferred tax assets, net	2,514	1,508
Other noncurrent assets, net	648	1,137
Total assets	$222,924	$232,460
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,314	$2,314
Current portion of broadcast rights payable	267	986
Accounts payable	2,166	1,090
Accrued expenses	5,877	11,622
Other current liabilities	628	702
Total current liabilities	11,252	16,714
Debt	223,040	223,428
Other noncurrent liabilities	7,071	7,626
Total liabilities	241,363	247,768
Commitments and contingencies (Note 9)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2018 and December 31, 2017	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(18,439)	(15,308)
Total shareholders' deficit	(18,439)	(15,308)
Total liabilities and shareholders' deficit	$222,924	$232,460

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net broadcast revenue	$16,102	$17,907
Revenue from Nexstar Broadcasting, Inc.	8,483	8,788
Net revenue	24,585	26,695
Operating expenses:
Direct operating expenses, excluding depreciation and amortization	10,147	8,999
Selling, general and administrative expenses, excluding depreciation and amortization	1,216	959
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	13,250	4,500
Amortization of broadcast rights	412	1,398
Amortization of intangible assets	544	605
Depreciation	517	588
Total operating expenses	26,086	17,049
(Loss) income from operations	(1,501)	9,646
Interest expense	(2,611)	(2,650)
Loss on extinguishment of debt	-	(2,133)
(Loss) income before income taxes	(4,112)	4,863
Income tax benefit (expense)	981	(1,881)
Net (loss) income	$(3,131)	$2,982

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(3,131)	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,006)	1,615
Provision for bad debt	24	21
Depreciation of property and equipment	517	588
Amortization of intangible assets	544	605
Amortization of debt financing costs and debt discount	193	174
Amortization of broadcast rights, excluding barter	412	404
Payments for broadcast rights	(422)	(418)
Deferred gain recognition	(49)	(50)
Loss on extinguishment of debt	-	2,133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(116)	(2,778)
Prepaid expenses and other current assets	142	(102)
Other noncurrent assets	(3)	5
Accounts payable, accrued expenses and other current liabilities	(4,071)	2,336
Other noncurrent liabilities	(14)	(83)
Due from Nexstar Broadcasting, Inc.	2,920	(11,640)
Net cash used in operating activities	(4,060)	(4,208)
Cash flows from investing activities:
Purchases of property and equipment	(830)	(74)
Payment for acquisition	-	(800)
Net cash used in investing activities	(830)	(874)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	230,840
Repayments of long-term debt	(578)	(225,892)
Payments for debt financing costs	-	(3,779)
Net cash (used in) provided by financing activities	(578)	1,169
Net decrease in cash and cash equivalents	(5,468)	(3,913)
Cash and cash equivalents at beginning of period	9,524	6,474
Cash and cash equivalents at end of period	$4,056	$2,561

Supplemental information:
Interest paid	$2,306	$3,156
Income taxes paid, net of refunds	$-	$417

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2018, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX and The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2018, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from May 11, 2018, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements, but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2018, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited Financial Statements as of that date, but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Revenue Recognition

As discussed in Recent Accounting Pronouncements below, the Company adopted the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

The Company’s revenue is primarily derived from the sale of advertising by Nexstar under the joint sales agreements (“JSAs”), and the compensation received from multichannel video programming distributors (“MVPDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes revenue from Nexstar, retransmission compensation, and other broadcast related revenues. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

Revenue from Nexstar is directly correlated to the advertising revenue earned at the Company’s stations and is recognized, for the amount the Company is entitled to receive, when the television advertising spots are sold by Nexstar and the advertisements are broadcast on Mission stations or delivered on Mission’s television station websites. Television advertising contracts are short-term in nature.

The Company’s retransmission consent agreements with MVPDs generally have a three-year term and provides revenue based on the number of subscribers. Under ASC 606, these revenues are considered arising from licenses of intellectual property. As such, the Company applied the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenues when the underlying usage occurs. Retransmission compensation is recognized as the content is transferred to the MVPDs and is based on a price per subscriber. The MVPDs report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag is not significant.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, both barter revenue and barter expense were $1.0 million. The barter expense was included in amortization of broadcast rights in the accompanying Condensed Consolidated Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $ 0.6 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.5 million. As of January 1, 2018, the barter assets and the barter liabilities were netted down upon the adoption of ASC 606.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $1.0 million and $1.0 million, respectively, during the three months ended March 31, 2018. In addition, the current barter assets (and the related current barter liabilities) would have been $0.5 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $0.4 million as of March 31, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain a contract due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, or (ii) contracts for which the sales- or usage-based royalty exception was applied.

See Note 7 for additional disclosures on revenue from contracts with customers.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018. The adoption of ASU 2016-15 did not impact the Company's Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The Company has applied this change in accounting as of January 1, 2018. The adoption of ASU 2017-01 did not impact the Company's Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02, Leases (Topic 842). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-01.

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

3.  Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station with which the Company has entered into a SSA, it has also entered into a JSA, whereby Nexstar sells certain advertising time of the station and retains a percentage of the related revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.,” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Condensed Statements of Operations.

Under these agreements, Mission is responsible for certain operating expenses of its stations and therefore may have unlimited exposure to any potential operating losses. Mission will continue to operate its stations under the SSAs and JSAs or TBAs until the termination of such agreements. The local service agreements generally have a term of eight to ten years and have terms for renewal periods. Nexstar indemnifies Mission from Nexstar’s activities pursuant to the local service agreements.

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2018:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(71,662)	$14,586	$86,248	$(71,150)	$15,098
Other definite-lived intangible assets	1-15	15,681	(14,970)	711	15,681	(14,938)	743
Other intangible assets		$101,929	$(86,632)	$15,297	$101,929	$(86,088)	$15,841

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2018 (in thousands):

Remainder of 2018	$1,585
2019	1,919
2020	1,518
2021	1,517
2022	1,517
2023	1,444
Thereafter	5,797
$15,297

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of March 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization, but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2018, the Company did not identify any events that would trigger an impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Network affiliation fees	$3,669	$8,823
Other	2,208	2,799
	$5,877	$11,622

6.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $4,909 and $5,099, respectively	$225,354	$225,742
Less: current portion	(2,314)	(2,314)
	$223,040	$223,428

2018 Transactions

Through March 31, 2018, Mission repaid scheduled maturities of $0.6 million under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

As of March 31, 2018, the Company had $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of March 31, 2018, Nexstar had $886.9 million of outstanding obligations under its 5.625% Notes, $273.1 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.616 billion under its senior secured credit facility, of which $1.744 billion in Term Loan B, $702.2 million in Term Loan A, and $20.0 million in revolving loans were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of March 31, 2018.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$225,354	$231,063	$225,742	$231,580

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

7. Revenue

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, the cumulative adjustment to the Company’s retained earnings as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following are additional disclosures about the Company’s revenue under ASC 606.

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. As of each of March 31, 2018 and January 1, 2018, the Company had no contract balances.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for first quarter 2018 under ASC 606. First quarter 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

	Three Months Ended March 31,
	2018	2017
Retransmission compensation	$15,904	$16,793
Other	198	120
Barter revenue	-	994
Revenue from Nexstar	8,483	8,788
Net revenue	$24,585	$26,695

Revenue from Nexstar is directly corelated to the advertising revenue earned at the Company’s station and is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur, and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the content is transferred to the MVPDs and is based on a price per subscriber.

Beginning in the first quarter of 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, the Company recognized barter revenue (and barter expense) of $1.0 million.

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable).

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted in 2014, but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments have been filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017. A petition for review of the FCC’s order reinstating the UHF discount remains pending in a federal appeals court. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of March 7, 2018, these costs exceeded $1.95 billion, and the FCC has indicated that it expects those costs to rise.  The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repacking on its business.

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking to reexamine its rules (i) governing the requirements for good faith negotiations between MVPDs and broadcasters, including implementing a prohibition on one station negotiating retransmission consent terms for another station under a local service agreement; (ii) for providing advance notice to consumers in the event of dispute; and (iii) to extend certain cable-only obligations to all MVPDs. The FCC also asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals.

On December 5, 2014, federal legislation directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015 and comments and reply comments were submitted.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

Further, certain online video distributors and other over-the-top video distributors (“OTTDs”) have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OTTDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

9.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of March 31, 2018, Nexstar had $273.1 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $886.9 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and a maximum commitment of $2.616 billion under its senior secured credit facility, of which $1.744 billion in Term Loan B, $702.2 million in Term Loan A, and $20.0 million in revolving loans were outstanding.

Nexstar’s Term Loan B is payable in consecutive quarterly installments of 0.25% of the aggregate principal amount outstanding, adjusted for any prepayments, with the remainder due in full at maturity on January 17, 2024. Nexstar’s Term Loan A is payable in quarterly installments that increase over time from 1.25% to 2.5% of the aggregate principal amount outstanding, adjusted for any prepayments, with the remainder due in full at maturity on July 19, 2022. Nexstar has $20.0 million outstanding under its revolving credit facility, which will expire on July 19, 2022.

Through March 2018, Nexstar borrowed $44 million under its revolving credit facility to fund Nexstar’s acquisition of LKQD Technologies, Inc. (“LKQD”) and partially repaid $24 million in principal balance under its revolving credit facility, funded by cash on hand.

Through March 2018, Nexstar prepaid a total of $40 million in principal balance under its Term Loan B, funded by cash on hand.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Media Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2018 and 2024) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Throughout this discussion, all references to “Mission,” “we,” “our,” “us” and the “Company” refer to Mission Broadcasting, Inc.

Debt Transactions

Through March 31, 2018, the Company repaid scheduled maturities of $0.6 million under its Term Loan B, funded by cash on hand.

Overview of Operations

As of March 31, 2018, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2018 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Under the local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. For more information about our local service agreements with Nexstar, refer to Note 3 of our Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with multichannel video program distributors (“MVPDs”) and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2018 is a congressional election year and Olympic year, we expect an increase in advertising revenues to be reported in 2018 compared to 2017.

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

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum will be “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended March 31,
	2018	2017
Retransmission compensation	$15,904	$16,793
Other	198	120
Barter revenue	-	994
Revenue from Nexstar	8,483	8,788
Net revenue	$24,585	$26,695

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
Net revenue	$24,585	100.0	$26,695	100.0
Operating expenses:
Corporate expenses	505	2.1	305	1.1
Station direct operating expenses	10,147	41.3	8,999	33.7
Selling, general and administrative expenses, excluding corporate	711	2.9	653	2.4
Fees incurred pursuant to local service agreements with Nexstar	13,250	53.9	4,500	16.9
Barter expense	-	-	994	3.7
Depreciation	517	2.1	588	2.2
Amortization of intangible assets	544	2.2	606	2.3
Amortization of broadcast rights, excluding barter	412	1.7	404	1.5
Total operating expenses	26,086		17,049
(Loss) income from operations	$(1,501)		$9,646

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

Net revenue for the three months ended March 31, 2018 decreased by $2.1 million, or 7.9%, from the same period in 2017.

Revenue from Nexstar was consistent between the two periods at $8.5 million for the three months ended March 31, 2018, compared to $8.8 million for the same period in 2017, a decrease of $0.3 million, or 3.5%.

Compensation from retransmission consent was $15.9 million for the three months ended March 31, 2018, compared to $16.8 million for the same period in 2017, a decrease of $0.9 million, or 5.3%. The decrease was primarily due to a contract adjustment of $1.4 million partially offset by a $0.5 million increase from retransmission consent agreements providing for higher rates per subscriber (contracts generally have a three-year term) with scheduled annual escalation of rates per subscriber. In 2016, we successfully renewed 21 of our stations’ retransmission compensation agreements. There were no significant renewals of retransmission compensation agreements during the period in 2017. Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees.  We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the FASB. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended March 31, 2017, we recognized barter revenue (and barter expense), resulting in a decrease in revenue between the two periods of $1.0 million.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were $0.5 million for the three months ended March 31, 2018, compared to $0.3 million for the same period in 2017, an increase of $0.2 million, or 65.6%. The increase was primarily due to an increase in professional services of $0.1 million, resulting from the timing of services performed, and an increase in payroll expenses of $0.1 million due to renegotiated employment contracts effective July 1, 2017.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $10.1 million for the three months ended March 31, 2018, compared to $9.0 million for the same period in 2017, an increase of $1.1 million, or 12.8%. The increase was primarily due to an increase in programming costs of $1.1 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. On July 1, 2017, we and Nexstar amended the shared services agreements resulting in an increase in the recurring SSA fees. The local service agreement fees for the three months ended March 31, 2018 were $13.3 million, compared to $4.5 million for the same period in 2017, or an increase of $8.8 million, or 194.4%.

Depreciation of property and equipment was $0.5 million for the three months ended March 31, 2018, compared to $0.6 for the same period in 2017.

Amortization of intangible assets was $0.5 million for the three months ended March 31, 2018 compared to $0.4 million for the same period in 2017.

Interest Expense

Interest expense was $2.6 million for the three months ended March 31, 2018, compared to $2.7 million for the same period in 2017, an increase of $0.1 million primarily due to an overall increase in interest rates.

Income Taxes

During the three months ended March 31, 2018, we recognized an income tax benefit of $1.0 million on a pre-tax book loss of $4.1 million resulting in an effective tax rate of 23.9% as compared to an income tax expense of $1.9 million on pre-tax book income of $4.9 million for the same period in 2017 resulting in an effective tax rate of 38.9%.

In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which reduces the federal corporate income tax rate from 35% to 21%. This resulted in a decrease to the effective rate in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 of 14.0%. In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported a provisional effect of the Tax Act to our financial statements for that period. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. As of March 31, 2018, there has been no change to the provisional estimates. The Company expects to complete its analysis of the provisional items during the second half of 2018.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2018, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from May 11, 2018. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(4,060)	$(4,208)
Net cash used in investing activities	(830)	(874)
Net cash (used in) provided by financing activities	(578)	1,169
Net decrease in cash and cash equivalents	$(5,468)	$(3,913)
Cash paid for interest	$2,306	$3,156
Cash paid for income taxes, net of refunds	$-	$417

	As of	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$4,056	$9,524
Long-term debt including current portion	225,354	225,742
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $4.1 million during the three months ended March 31, 2018, compared to $4.2 million for the same period in 2017, a decrease of $0.1 million. Increases in cash provided during the three months ended March 31, 2018 compared to the same period in 2017 were primarily due to the timing of payments to vendors and from customers of $8.2 million and $2.7 million, respectively. These increases were partially offset by an $8.8 million increase in SSA fees pursuant to our amended shared services agreements with Nexstar effective in July 2017, an increase in programming costs of $1.1 million primarily related to recently enacted network affiliation agreements and a decrease in revenue from Nexstar and a retransmission consent of $1.2 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were consistent between the three months ended March 31, 2018, compared to the same period in 2017. In 2017, we paid acquisition costs of $0.8 million. In 2018, we had an increase of $0.8 million in capital expenditures.

Cash Flows – Financing Activities

Net cash flows used in financing activities increased by $1.6 million during the three months ended March 31, 2018 compared to the same period in 2017. In 2018, we paid the scheduled principal maturities under our term loan of $0.6 million. In 2017, we issued new long-term debt of $230.8 million, net of debt discount, repaid the principal balance under our term loan of $226.5 million and paid financing costs of $3.8 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2018, we had total debt of $225.4 million which represented 108.9% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2018, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$230,263	$1,736	$4,628	$4,628	$219,271

Interest payments on our senior secured credit facility are generally paid every one to three months and are payable based on the type of interest rate selected.

The terms of our senior secured credit facility limit, but do not prohibit, us from incurring substantial amounts of additional debt in the future.

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing or obtain access to new credit facilities or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, We are a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of March 31, 2018, Nexstar had $886.9 million of outstanding obligations under its 5.625% Notes, $273.1 million of outstanding obligations under its 6.125% Notes, and a maximum commitment of $2.616 billion under its senior secured credit facility, of which $1.744 billion in Term Loan B and $702.2 million in Term Loan A were outstanding.

On January 16, 2018, Nexstar borrowed $44 million under its revolving credit facility to fund Nexstar’s acquisition of LKQD Technologies, Inc. (“LKQD”).

Through March 2018, Nexstar prepaid $40 million in principal balance under its Term Loan B and repaid $24 million in principal balance under its revolving credit facility, funded by cash on hand.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 23, 2018. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of March 31, 2018, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of March 31, 2018, there have been no material changes to this information.

Recent Accounting Pronouncements

Refer to Note 2 of our Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our adoption of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.38% as of March 31, 2018, and the interest rate on the revolving credit facility was 3.88%, which represented the base rate, or the London Interbank Offered Rate (“LIBOR”), plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of March 31, 2018. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.2 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.2 million, respectively. As of March 31, 2018, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Based upon that evaluation, Mission’s President and Treasurer concluded that as of the end of the period covered by this report, Mission’s disclosure controls and procedures were effective, at a reasonable assurance level, to ensure that information required to be disclosed by Mission in the reports it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to Mission’s management, including its President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2018, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended March 31, 2018 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language) *

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

Dated: May 11, 2018