Form 10-Q
period 2018-06-30
MISSION BROADCASTING INC
filed 2018-08-10
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 10, 2018, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$6,557	$9,524
Accounts receivable, net of allowance for doubtful accounts of $173 and $128, respectively	12,943	14,717
Due from Nexstar Broadcasting, Inc.	84,872	92,920
Prepaid expenses and other current assets	1,219	2,070
Total current assets	105,591	119,231
Property and equipment, net	18,364	18,454
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	14,757	15,841
Deferred tax assets, net	2,966	1,508
Other noncurrent assets, net	603	1,137
Total assets	$218,570	$232,460
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,314	$2,314
Current portion of broadcast rights payable	225	986
Accounts payable	1,783	1,090
Accrued expenses	2,930	11,324
Interest payable	890	298
Other current liabilities	731	702
Total current liabilities	8,873	16,714
Debt	222,651	223,428
Other noncurrent liabilities	6,773	7,626
Total liabilities	238,297	247,768
Commitments and contingencies (Note 10)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2018 and December 31, 2017	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(19,727)	(15,308)
Total shareholders' deficit	(19,727)	(15,308)
Total liabilities and shareholders' deficit	$218,570	$232,460

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net broadcast revenue	$17,606	$17,556	$33,763	$35,463
Revenue from Nexstar Broadcasting, Inc.	9,058	9,400	17,486	18,188
Net revenue	26,664	26,956	51,249	53,651
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	10,013	8,895	20,160	17,894
Selling, general and administrative expenses, excluding depreciation and amortization	1,112	876	2,328	1,835
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	13,250	4,500	26,500	9,000
Amortization of broadcast rights	409	1,414	821	2,812
Amortization of intangible assets	540	639	1,084	1,244
Depreciation	504	587	1,021	1,175
Reimbursement from the FCC related to station repack	(187)	-	(187)	-
Total operating expenses	25,641	16,911	51,727	33,960
Income (loss) from operations	1,023	10,045	(478)	19,691
Interest expense	(2,739)	(2,556)	(5,350)	(5,206)
Loss on extinguishment of debt	-	-	-	(2,133)
(Loss) income before income taxes	(1,716)	7,489	(5,828)	12,352
Income tax benefit (expense)	425	(2,917)	1,406	(4,798)
Net (loss) income	$(1,291)	$4,572	$(4,422)	$7,554

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(4,422)	$7,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,458)	4,141
Provision for bad debt	48	42
Depreciation of property and equipment	1,021	1,175
Amortization of intangible assets	1,084	1,244
Amortization of debt financing costs and debt discount	386	360
Amortization of broadcast rights, excluding barter	821	804
Payments for broadcast rights	(817)	(812)
Deferred gain recognition	(99)	(99)
Loss on extinguishment of debt	-	2,133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,726	(497)
Prepaid expenses and other current assets	80	(418)
Other noncurrent assets	(3)	7
Accounts payable, accrued expenses and other current liabilities	(7,499)	5,406
Other noncurrent liabilities	(217)	(181)
Due from Nexstar Broadcasting, Inc.	8,051	(21,611)
Net cash used in operating activities	(1,298)	(752)
Cash flows from investing activities:
Purchases of property and equipment	(512)	(182)
Payment for acquisition	-	(800)
Net cash used in investing activities	(512)	(982)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	230,840
Repayments of long-term debt	(1,157)	(225,892)
Payments for debt financing costs	-	(3,779)
Net cash (used in) provided by financing activities	(1,157)	1,169
Net decrease in cash and cash equivalents	(2,967)	(565)
Cash and cash equivalents at beginning of period	9,524	6,474
Cash and cash equivalents at end of period	$6,557	$5,909

Non-cash investing activities:
Accrued purchases of property and equipment	$1,126	$-
Supplemental information:
Interest paid	$4,845	$5,572
Income taxes paid, net of refunds	$105	$974

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2018, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX and The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2018, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from August 10, 2018, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.50 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2018, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited Financial Statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

The Company’s revenue is primarily derived from the sale of advertising by Nexstar under joint sales agreements (“JSAs”), and the compensation received from multichannel video programming distributors (“MVPDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes revenue from Nexstar, retransmission compensation, and other broadcast related revenues. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

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

The Company’s retransmission consent agreements with MVPDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applied the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenues (retransmission compensation) at the point in time the broadcast signal is delivered to the MVPDs. The MVPDs report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended June 30, 2017, barter revenue (and the related barter expense) was $1.0 million. During the six months ended June 30, 2017, barter revenue (and the related barter expense) was $2.0 million. The barter expense was included in amortization of broadcast rights in the accompanying Condensed Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $0.6 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $0.8 million and $1.8 million during the three and six months ended June 30, 2018, respectively. In addition, the current barter assets (and the related current barter liabilities) would have been $0.4 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $0.3 million as of June 30, 2018.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. Upon adoption of this standard, the cumulative adjustment to the Company’s accumulated deficit as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has applied the change in accounting as of January 1, 2018. The adoption of ASU 2016-15 did not impact the Company's Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides clarification on the definition of a business and adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. To be considered a business under the new guidance, it must include an input and a substantive process that together significantly contribute to the ability to create output. The amendment removes the evaluation of whether a market participant could replace missing elements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and will be applied prospectively. The Company has applied this change in accounting as of January 1, 2018. The adoption of ASU 2017-01 did not impact the Company's Financial Statements.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02, Leases (Topic 842). ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU No. 2018-10 to provide additional clarity on specific aspects of the new lease guidance. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-01.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2018:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(72,171)	$14,077	$86,248	$(71,150)	$15,098
Other definite-lived intangible assets	1-15	15,681	(15,001)	680	15,681	(14,938)	743
Other intangible assets		$101,929	$(87,172)	$14,757	$101,929	$(86,088)	$15,841

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2018 (in thousands):

Remainder of 2018	$1,046
2019	1,919
2020	1,518
2021	1,517
2022	1,517
2023	1,443
Thereafter	5,797
$14,757

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of June 30, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2018, the Company did not identify any events that would trigger an impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Network affiliation fees	$347	$8,823
Other	2,583	2,501
	$2,930	$11,324

6.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $4,719 and $5,099, respectively	$224,965	$225,742
Less: current portion	(2,314)	(2,314)
	$222,651	$223,428

2018 Transactions

Through June 30, 2018, Mission repaid scheduled maturities of $1.2 million under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

As of June 30, 2018, the Company had a $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% senior unsecured notes (the “5.625% Notes”) issued by Nexstar and the $275.0 million 6.125% senior unsecured notes (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2018, Nexstar had $887.3 million of outstanding obligations under its 5.625% Notes, $273.2 million of outstanding obligations under its 6.125% Notes and a maximum commitment of $2.589 billion under its senior secured credit facility, of which $1.727 billion in Term Loan B and $693.4 million in Term Loan A were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of June 30, 2018.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$224,965	$228,709	$225,742	$231,580

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

7. Revenue

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, the cumulative adjustment to the Company’s accumulated deficit as of January 1, 2018 for the cumulative effect of initially applying the new standard was not material. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following are additional disclosures about the Company’s revenue under ASC 606.

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. As of each of June 30, 2018 and January 1, 2018, the Company had no contract balances.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2018 under ASC 606. Comparative 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retransmission compensation	$17,231	$16,362	$33,135	$33,154
Other	375	181	628	301
Barter revenue	-	1,013	-	2,008
Revenue from Nexstar	9,058	9,400	17,486	18,188
Net revenue	$26,664	$26,956	$51,249	$53,651

Revenue from Nexstar is directly correlated to the advertising revenue earned at the Company’s stations and is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur, and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the MVPDs and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material.

8. Income Taxes

During the three months ended June 30, 2018, we recognized an income tax benefit of $0.4 million on a pre-tax book loss of $1.7 million resulting in an effective tax rate of 24.8% as compared to an income tax expense of $2.9 million on pre-tax book income of $7.5 million for the same period in 2017 resulting in an effective tax rate of 39.0%. During the six months ended June 30, 2018, we recognized an income tax benefit of $1.4 million on a pre-tax book loss of $5.8 million resulting in an effective tax rate of 24.1% as compared to an income tax expense of $4.8 million on pre-tax book income of $12.3 million for the same period in 2017 resulting in an effective tax rate of 38.8%

In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which reduces the federal corporate income tax rate from 35% to 21%. This resulted in a decrease to the effective rate in the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 of 14.0%. In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported a provisional effect of the Tax Act to our financial statements for that period. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. As of June 30, 2018, there has been no change to the provisional estimates. The Company expects to complete its analysis of the provisional items during the second half of 2018.

9.  FCC Regulatory Matters

Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC, and empowers the FCC, among other things, to issue, revoke and modify broadcasting licenses, determine the location of television stations, regulate the equipment used by television stations, adopt regulations to carry out the provisions of the Communications Act and impose penalties for the violation of such regulations. The FCC’s ongoing rule-making proceedings could have a significant future impact on the television industry and on the operation of the Company’s stations. In addition, the U.S. Congress may act to amend the Communications Act or adopt other legislation in a manner that could impact the Company’s stations and the television broadcast industry in general.

The FCC has adopted rules with respect to the final conversion of existing low power and television translator stations to digital operations, which must be completed by July 2021.

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

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted in 2014 but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing the UHF discount for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments were filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017. A petition for review of the FCC’s order reinstating the UHF discount was filed in a federal appeals court. On July 25, 2018, the federal court dismissed the appeal for lack of standing. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations will be required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of March 7, 2018, these costs were approximately $1.95 billion, and the FCC has indicated that it expects those costs to rise.  As of June 30, 2018, the Company has spent a total $2.3 million in capital expenditures related to station repack, of which $0.2 million have been reimbursed. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

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

Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals.

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

10.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of June 30, 2018, Nexstar had $273.2 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $887.3 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and a maximum commitment of $2.589 billion under its senior secured credit facility, of which $1.727 billion in Term Loan B and $693.4 million in Term Loan A were outstanding. Nexstar also has a $169.0 million revolving loan commitment, of which none was outstanding as of June 30, 2018. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on July 19, 2022.

On July 2, 2018, Nexstar prepaid $50.0 million of the outstanding principal under its term loans, funded by cash on hand.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to its variable interest entity, Marshall Broadcasting Group, Inc. (“Marshall”).

On August 1, 2018, Nexstar prepaid $35.0 million of the outstanding principal under its term loans, funded by cash on hand.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Media Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Overview of Operations

As of June 30, 2018, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2018 with Nexstar:

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when congressional and presidential elections occur and from advertising aired during the Olympic Games. As 2018 is an election year and Olympic year, we expect an increase in advertising revenues to be reported in 2018 compared to 2017.

We earn revenues from local cable providers and other MVPDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the MVPD within the retransmission area. We have been successful at negotiating favorable pricing with MVPDs, as well as signing retransmission agreements with additional MVPDs, driving significant revenue gains over the last few years.

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

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retransmission compensation	$17,231	$16,362	$33,135	$33,154
Other	375	181	628	301
Barter revenue	-	1,013	-	2,008
Revenue from Nexstar	9,058	9,400	17,486	18,188
Net revenue	$26,664	$26,956	$51,249	$53,651

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the FASB. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $0.8 million and $1.8 million, respectively, during the three and six months ended June 30, 2018.

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$26,664	100.0	$26,956	100.0	51,249	100.0	53,651	100.0
Operating expenses (income):
Corporate expenses	448	1.7	315	1.2	953	1.9	620	1.2
Station direct operating expenses	10,013	37.6	8,895	33.0	20,160	39.3	17,894	33.4
Selling, general and administrative expenses, excluding corporate	664	2.5	561	2.1	1,375	2.7	1,215	2.3
Fees incurred pursuant to local service agreements with Nexstar	13,250	49.7	4,500	16.7	26,500	51.7	9,000	16.8
Barter expense	-	-	1,014	3.7	-	-	2,008	3.7
Depreciation	504	1.9	587	2.2	1,021	2.0	1,175	2.2
Amortization of intangible assets	540	2.0	639	2.4	1,084	2.1	1,244	2.3
Amortization of broadcast rights, excluding barter	409	1.5	400	1.4	821	-	804	1.4
Reimbursement from the FCC related to station repack	(187)	(0.7)	-	-	(187)	(0.4)	-	-
Total operating expenses	25,641		16,911		51,727		33,960
Income (loss) from operations	$1,023		$10,045		$(478)		$19,691

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

Net revenue for the three months ended June 30, 2018 decreased by $0.3 million, or 1.1%, from the same period in 2017.

Revenue from Nexstar was $9.1 million for the three months ended June 30, 2018, compared to $9.4 million for the same period in 2017, a decrease of $0.3 million, or 3.6%, due to decreased local and national advertising partially offset by increased political advertising from our stations.

Compensation from retransmission consent was $17.2 million for the three months ended June 30, 2018, compared to $16.4 million for the same period in 2017, an increase of $0.8 million, or 5.3%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were $0.4 million for the three months ended June 30, 2018, compared to $0.3 million for the same period in 2017, an increase of $0.1 million, or 42.2%. The increase was primarily due to an increase in payroll expenses of $0.1 million due to renegotiated employment contracts effective July 1, 2017.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $10.7 million for the three months ended June 30, 2018, compared to $9.5 million for the same period in 2017, an increase of $1.2 million, or 12.9%. The increase was primarily due to an increase in programming costs of $1.1 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. On July 1, 2017, we and Nexstar amended the shared services agreements resulting in an increase in the recurring SSA fees. The local service agreement fees for the three months ended June 30, 2018 were $13.3 million, compared to $4.5 million for the same period in 2017, or an increase of $8.8 million.

Depreciation of property and equipment was consistent at $0.5 million for the three months ended June 30, 2018, compared to $0.6 for the same period in 2017.

Amortization of intangible assets was consistent at $0.5 million for the three months ended June 30, 2018 compared to $0.6 million for the same period in 2017.

Interest Expense

Interest expense was $2.7 million for the three months ended June 30, 2018, compared to $2.6 million for the same period in 2017, an increase of $0.1 million primarily due to an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Income Taxes

During the three months ended June 30, 2018, we recognized an income tax benefit of $0.4 million on a pre-tax book loss of $1.7 million resulting in an effective tax rate of 24.8% as compared to an income tax expense of $2.9 million on pre-tax book income of $7.5 million for the same period in 2017 resulting in an effective tax rate of 39.0%. In 2017, the Tax Act was signed into law which reduces the federal corporate income tax rate from 35% to 21%. This resulted in a decrease to the effective rate in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 of 14.0%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

Net revenue for the six months ended June 30, 2018 decreased by $2.4 million, or 4.5%, from the same period in 2017.

Revenue from Nexstar was $17.5 million for the six months ended June 30, 2018, compared to $18.2 million for the same period in 2017, a decrease of $0.7 million, or 3.9%, due to decreased local and national advertising partially offset by increased political advertising from our stations.

Compensation from retransmission consent was consistent at $33.1 million for each of the six months ended June 30, 2018 and 2017.

Operating Expenses

Corporate expenses were $1.0 million for the six months ended June 30, 2018, compared to $0.6 million for the same period in 2017, an increase of $0.3 million, or 53.7%. The increase was primarily due to an increase in payroll expenses of $0.2 million due to renegotiated employment contracts effective July 1, 2017 and an increase in professional services of $0.1 million, resulting from the timing of services performed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $21.5 million for the six months ended June 30, 2018, compared to $19.1 million for the same period in 2017, an increase of $2.4 million, or 12.7%. The increase was primarily due to an increase in programming costs of $2.2 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. On July 1, 2017, we and Nexstar amended the shared services agreements resulting in an increase in the recurring SSA fees. SSA fees were $26.5 million for the six months ended June 30, 2018, compared to $9.0 million for the same period in 2017, an increase of $17.5 million.

Depreciation of property and equipment was consistent at $1.0 million for the six months ended June 30, 2018, compared to $1.2 million in the same period in 2017.

Amortization of intangible assets was consistent at $1.1 million for the six months ended June 30, 2018, compared to $1.2 million in the same period in 2017.

Interest Expense

Interest expense was $5.4 million for the six months ended June 30, 2018, compared to $5.2 million for the same period in 2017, an increase of $0.1 million primarily due to an increasing trend in LIBOR.

Loss on Extinguishment of Debt

In 2017, we refinanced our term loans and revolving loans which resulted in loss on debt extinguishment of $2.1 million, representing the write-off of unamortized debt financing costs and debt discounts associated with this debt extinguishment.

Income Taxes

During the six months ended June 30, 2018, we recognized an income tax benefit of $1.4 million on a pre-tax book loss of $5.8 million resulting in an effective tax rate of 24.1% as compared to an income tax expense of $4.8 million on pre-tax book income of $12.3 million for the same period in 2017 resulting in an effective tax rate of 38.8%. In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which reduces the federal corporate income tax rate from 35% to 21%. This resulted in a decrease to the effective rate in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 of 14.0%.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2018, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from August 10, 2018. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,298)	$(752)
Net cash used in investing activities	(512)	(982)
Net cash (used in) provided by financing activities	(1,157)	1,169
Net decrease in cash and cash equivalents	$(2,967)	$(565)
Cash paid for interest	$4,845	$5,572
Cash paid for income taxes, net of refunds	$105	$974

	As of	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$6,557	$9,524
Long-term debt including current portion	224,965	225,742
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $1.3 million during the six months ended June 30, 2018, compared to $0.8 million for the same period in 2017, an increase of $0.5 million. This was primarily due to a decrease in net revenue (excluding barter) of $0.4 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $0.5 million during the six months ended June 30, 2018, compared to $1.0 million for the same period in 2017. In 2018, we paid $0.5 million in capital expenditures, an increase of $0.3 million compared to the same period in 2017, primarily related to station repacking costs. In 2017, we paid $0.8 million to acquire a station.

Cash Flows – Financing Activities

Net cash flows used in financing activities during the six months ended June 30, 2018 were $1.2 million compared to net cash flows provided by financing activities of $1.2 million during the same period in 2017. In 2018, we paid the scheduled principal maturities under our term loan of $1.2 million. In 2017, we issued new long-term debt of $230.8 million, net of debt discount, repaid the principal balance under our term loan of $225.9 million and paid financing costs of $3.8 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2018, we had total debt of $225.0 million which represented 109.6% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2018, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$229,683	$1,157	$4,628	$4,628	$219,270

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

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% Notes issued by Nexstar and the $275.0 million 6.125% Notes issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2018, Nexstar had $887.3 million outstanding obligations under its 5.625% Notes, $273.2 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.589 billion under its senior secured credit facility, of which $1.727 billion in Term Loan B and $693.4 million in Term Loan A were outstanding.

On July 2, 2018, Nexstar prepaid $50.0 million of the outstanding principal under its term loans, funded by cash on hand.

On July 27, 2018, Nexstar reallocated $5.6 million of its unused revolving loan credit facility to Marshall.

On August 1, 2018, Nexstar prepaid $35.0 million of the outstanding principal under its term loans, funded by cash on hand.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 23, 2018. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of June 30, 2018, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of June 30, 2018, there have been no material changes to this information.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. The Company’s exposures to market risk did not change materially since December 31, 2017.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.59% as of June 30, 2018, and the interest rate on the revolving credit facility was 4.09%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of June 30, 2018. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of June 30, 2018, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2018, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WYOU)*
10.2	Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KCIT)*
10.3	Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KJTL)*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350 *
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended June 30, 2018 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language) *

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

Dated: August 10, 2018