Form 10-Q
period 2018-09-30
MISSION BROADCASTING INC
filed 2018-11-09
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company                    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 9, 2018, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,137	$9,524
Accounts receivable, net of allowance for doubtful accounts of $198 and $128, respectively	14,985	14,717
Due from Nexstar Broadcasting, Inc.	81,549	92,923
Prepaid expenses and other current assets	1,311	2,070
Total current assets	102,982	119,234
Property and equipment, net	19,619	18,454
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	14,235	15,841
Deferred tax assets, net	3,193	1,508
Other noncurrent assets, net	1,043	1,137
Total assets	$217,361	$232,463
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,314	$2,314
Current portion of broadcast rights payable	302	986
Accounts payable	37	1,090
Accrued expenses	5,257	10,851
Interest payable	795	771
Deferred rent	710	702
Total current liabilities	9,415	16,714
Debt	222,271	223,428
Other noncurrent liabilities	7,084	7,626
Total liabilities	238,770	247,768
Commitments and contingencies (Note 10)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of September 30, 2018 and December 31, 2017	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(21,409)	(15,305)
Total shareholders' deficit	(21,409)	(15,305)
Total liabilities and shareholders' deficit	$217,361	$232,463

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net broadcast revenue	$17,838	$18,715	$51,601	$54,178
Revenue from Nexstar Broadcasting, Inc.	10,018	8,499	27,504	26,687
Net revenue	27,856	27,214	79,105	80,865
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	10,426	8,867	30,586	26,761
Selling, general and administrative expenses, excluding depreciation and amortization	1,108	1,267	3,436	3,102
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	14,575	13,250	41,075	22,250
Amortization of broadcast rights	383	1,405	1,204	4,217
Amortization of intangible assets	522	605	1,606	1,849
Depreciation	508	591	1,529	1,766
Reimbursement from the FCC related to station repack	(580)	-	(767)	-
Total operating expenses	26,942	25,985	78,669	59,945
Income from operations	914	1,229	436	20,920
Interest expense	(2,864)	(2,524)	(8,214)	(7,730)
Loss on extinguishment of debt	-	-	-	(2,133)
(Loss) income before income taxes	(1,950)	(1,295)	(7,778)	11,057
Income tax benefit (expense)	268	448	1,674	(4,350)
Net (loss) income	$(1,682)	$(847)	$(6,104)	$6,707

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three and Nine Months Ended September 30, 2018 and 2017

(in thousands, except share information, unaudited)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of June 30, 2018	1,000	1	(1)	(19,727)	(19,727)
Net loss	-	-	-	(1,682)	(1,682)
Balances as of September 30, 2018	1,000	1	(1)	(21,409)	(21,409)

Balances as of June 30, 2017	1,000	1	(1)	(13,390)	(13,390)
Net loss	-	-	-	(847)	(847)
Balances as of September 30, 2017	1,000	1	(1)	(14,237)	(14,237)

Balances as of December 31, 2017	1,000	1	(1)	(15,305)	(15,305)
Net loss	-	-	-	(6,104)	(6,104)
Balances as of September 30, 2018	1,000	1	(1)	(21,409)	(21,409)

Balances as of December 31, 2016	1,000	1	(1)	(20,944)	(20,944)
Net income	-	-	-	6,707	6,707
Balances as of September 30, 2017	1,000	1	(1)	(14,237)	(14,237)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(6,104)	$6,707
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(1,685)	3,811
Provision for bad debt	72	64
Depreciation of property and equipment	1,529	1,766
Amortization of intangible assets	1,606	1,849
Amortization of debt financing costs and debt discount	587	554
Amortization of broadcast rights, excluding barter	1,204	1,204
Payments for broadcast rights	(1,202)	(1,209)
Loss on asset disposal	-	87
Deferred gain recognition	(149)	(149)
Loss on extinguishment of debt	-	2,133
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(340)	(2,047)
Prepaid expenses and other current assets	92	(1,000)
Other noncurrent assets	(28)	(2)
Accounts payable, accrued expenses and deferred rent	(7,932)	4,591
Other noncurrent liabilities	(320)	(247)
Due from Nexstar Broadcasting, Inc.	11,374	(16,845)
Net cash (used in) provided by operating activities	(1,296)	1,267
Cash flows from investing activities:
Purchases of property and equipment	(1,356)	(315)
Payment for acquisition	-	(800)
Net cash used in investing activities	(1,356)	(1,115)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	230,608
Repayments of long-term debt	(1,735)	(226,471)
Payments for debt financing costs	-	(3,804)
Net cash (used in) provided by financing activities	(1,735)	333
Net (decrease) increase in cash and cash equivalents	(4,387)	485
Cash and cash equivalents at beginning of period	9,524	6,474
Cash and cash equivalents at end of period	$5,137	$6,959

Non-cash investing activities:
Accrued purchases of property and equipment	$2,045	$-
Supplemental information:
Interest paid	$7,508	$7,453
Income taxes paid, net of refunds	$105	$1,306

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2018, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX and The CW television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 23, 2018, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from November 8, 2018, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2018, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The balance sheet as of December 31, 2017 has been derived from the audited Financial Statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Revenue Recognition

As discussed in Recent Accounting Pronouncements below, the Company adopted the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all related amendments. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. The Company adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning on or after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

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

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the three months ended September 30, 2017, barter revenue (and the related barter expense) was $1.0 million. During the nine months ended September 30, 2017, barter revenue (and the related barter expense) was $3.0 million. The barter expense was included in amortization of broadcast rights in the accompanying Condensed Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $0.6 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $1.0 million and $2.8 million during the three and nine months ended September 30, 2018, respectively. In addition, the current barter assets (and the related current barter liabilities) would have been $0.5 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $0.3 million as of September 30, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain contracts due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company has applied the new SEC disclosure requirements in its financial statements on a retrospective basis.

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This new guidance requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is expected to provide transparency of information and comparability among organizations. In January 2018, the FASB issued ASU No. 2018-01 to address the accounting treatment of land easements within the context of ASU No. 2016-02. ASU 2018-01 provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11 which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) an additional optional transition method to recognize a cumulative-effect adjustment to the opening retained earnings in the period of adoption, (iii) a practical expedient to not separate nonlease components from the associated lease component if certain conditions are met, and (iv) lessors with a practical expedient for separating components of a contract. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016–02 as of January 1, 2019 using the optional transition method and will apply certain practical expedients offered in the guidance, such as those that state that the Company need not reassess whether expired or existing contracts contain leases, reevaluate the classification of expired or existing leases, or reassess initial direct costs for existing leases. Management has substantially completed the process of identifying existing lease contracts and is currently performing detailed evaluations of the leases under the new accounting requirements. The Company believes the most significant changes to the financial statements relate to the recognition of right–of–use assets and offsetting lease liabilities in the balance sheet for operating leases. The actual impact on the balance sheet will be contingent upon the Company's population of operating leases at adoption however, management does not expect the standard to have a material impact on cash flows or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adopting ASU 2018-13 on its financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2018-15 on its financial statements.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2018:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2018			December 31, 2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(72,662)	$13,586	$86,248	$(71,150)	$15,098
Other definite-lived intangible assets	1-15	15,681	(15,032)	649	15,681	(14,938)	743
Other intangible assets		$101,929	$(87,694)	$14,235	$101,929	$(86,088)	$15,841

The following table presents the Company’s estimate of amortization expense for the remainder of 2018, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2018 (in thousands):

Remainder of 2018	$524
2019	1,919
2020	1,518
2021	1,517
2022	1,517
2023	1,443
Thereafter	5,797
$14,235

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net

Balances as of December 31, 2017	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of September 30, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2018, the Company did not identify any events that would trigger an impairment assessment.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Network affiliation fees	$1,495	$8,823
Accrued capital expenditures	2,045	-
Other	1,717	2,028
	$5,257	$10,851

6.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loans, net of financing costs and discount of $4,521 and $5,099, respectively	$224,585	$225,742
Less: current portion	(2,314)	(2,314)
	$222,271	$223,428

2018 Transactions

Through September 30, 2018, Mission repaid scheduled maturities of $1.7 million under its Term Loan B, funded by cash on hand.

On October 26, 2018, Mission and Nexstar completed refinancings of certain of their senior secured credit facilities, including Mission’s Term Loan B and revolving credit facilities. See Note 10 for additional information.

Unused Commitments and Borrowing Availability

As of September 30, 2018, the Company had a $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of September 30, 2018, Nexstar had $887.8 million of outstanding obligations under its 5.625% Notes, $273.3 million of outstanding obligations under its 6.125% Notes and a maximum commitment of $2.444 billion under its senior secured credit facility, of which $1.596 billion in Term Loan B and $684.7 million in Term Loan A were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of September 30, 2018.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$224,585	$230,044	$225,742	$231,580

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

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. As of each of September 30, 2018 and January 1, 2018, the Company had no contract balances.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2018 under ASC 606. Comparative 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retransmission compensation	$17,838	$17,492	$50,973	$50,646
Other	-	218	628	519
Barter revenue	-	1,005	-	3,013
Revenue from Nexstar	10,018	8,499	27,504	26,687
Net revenue	$27,856	$27,214	$79,105	$80,865

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

8. Income Taxes

During the three months ended September 30, 2018, we recognized an income tax benefit of $0.3 million on a pre-tax book loss of $2.0 million resulting in an effective tax rate of 13.7% as compared to an income tax benefit of $0.4 million on pre-tax book loss of $1.3 million for the same period in 2017 resulting in an effective tax rate of 34.6%. The decrease in the effective tax rate between the two periods was primarily due to the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, and the limitation of tax benefits allowed to be recognized during an interim period reduced the total tax benefit recognized by $0.3 million, or a 13.0% decrease. These decreases were partially offset by changes in the Texas Margin tax which resulted in a $0.1 million tax benefit, or a 4.9% increase in the effective tax rate between the two periods.

During the nine months ended September 30, 2018, we recognized an income tax benefit of $1.7 million on a pre-tax book loss of $7.8 million resulting in an effective tax rate of 21.5% as compared to an income tax expense of $4.4 million on pre-tax book income of $11.0 million for the same period in 2017 resulting in an effective tax rate of 39.3%. The decrease in the effective tax rate between the two periods was primarily due to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) the limitation of tax benefits allowed to be recognized during an interim period, which reduced the total tax benefit recognized by $0.3 million, or a 3.3% decrease, and (iii) changes in the Texas Margin tax, which resulted in a decrease of $0.1 million, or a 1.3% decrease in the effective tax rate between the two periods.

In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which reduces the federal corporate income tax rate from 35% to 21%. In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported a provisional effect of the Tax Act to our financial statements for that period. During the three months ended September 30, 2018 the Company completed its accounting for the Tax Act. There were no material changes to the provisional amounts included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount” for the purposes of a licensee’s determination of compliance with the 39% national cap, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount.  That order stated that the FCC would launch a comprehensive rulemaking later in 2017 to evaluate the UHF discount together with the national ownership limit.  The FCC initiated that proceeding in December 2017, and comments and reply comments were filed in the first and second quarters of 2018. The FCC’s April 2017 reinstatement of the UHF discount became effective on June 15, 2017. A petition for review of the FCC’s order reinstating the UHF discount was filed in a federal appeals court. On July 25, 2018, the federal court dismissed the appeal for lack of standing. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use.  Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum.  Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their existing channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of March 7, 2018, these costs were approximately $1.95 billion, and the FCC has indicated that it expects those costs to rise.  As of September 30, 2018, the Company has spent a total $1.5 million in capital expenditures related to station repack, of which $0.8 million have been reimbursed. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

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

Exclusivity/Retransmission Consent

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

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of September 30, 2018, Nexstar had $273.3 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $887.8 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and a maximum commitment of $2.444 billion under its senior secured credit facility, of which $1.596 billion in Term Loan B and $684.7 million in Term Loan A were outstanding. Nexstar also has a $163.4 million revolving loan commitment, of which no amount was outstanding as of September 30, 2018. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on July 19, 2022.

On October 1, 2018, Nexstar prepaid $55.0 million of the outstanding principal under its term loans, funded by cash on hand.

On October 26, 2018, Nexstar and Mission completed refinancings of certain of their senior secured credit facilities, including (i) Nexstar’s and Mission’s Term Loan B with outstanding principal balances of $1.579 billion and $228.5 million, respectively, (ii) Nexstar’s Term Loan A with an outstanding principal balance of $679.5 million, and (iii) Nexstar’s and Mission’s revolving credit facilities of $163.4 million and $3.0 million, respectively, of which no amounts were drawn. The amendments extended the maturity date of Term Loan A and revolving credit facilities from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving loans. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million. Nexstar continues to guarantee Mission’s obligations, and Mission continues to guarantee Nexstar’s obligations under the amended senior secured credit facilities.

On October 29, 2018, Nexstar prepaid $70.0 million of the outstanding principal under its term loans, funded by cash on hand.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, non-cash trade and barter expenses, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, non-cash trade and barter revenue and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Overview of Operations

As of September 30, 2018, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS and The CW. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2018 with Nexstar:

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

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company have been assigned to new channels in the reduced post-auction television band and will be required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable.  If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retransmission compensation	$17,838	$17,492	$50,973	$50,646
Other	-	218	628	519
Barter revenue	-	1,005	-	3,013
Revenue from Nexstar	10,018	8,499	27,504	26,687
Net revenue	$27,856	$27,214	$79,105	$80,865

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the FASB. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $1.0 million and $2.8 million, respectively, during the three and nine months ended September 30, 2018.

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$27,856	100.0	$27,214	100.0	79,105	100.0	80,865	100.0
Operating expenses (income):
Corporate expenses	466	1.7	577	2.1	1,419	1.8	1,197	1.5
Station direct operating expenses	10,426	37.4	8,867	32.6	30,586	38.7	26,761	33.1
Selling, general and administrative expenses, excluding corporate	642	2.3	690	2.2	2,017	2.5	1,905	2.2
Fees incurred pursuant to local service agreements with Nexstar	14,575	52.3	13,250	48.7	41,075	51.9	22,250	27.5
Barter expense	-	-	1,005	3.7	-	-	3,013	3.7
Depreciation	508	1.8	591	2.2	1,529	1.9	1,766	2.2
Amortization of intangible assets	522	1.9	605	2.2	1,606	2.0	1,849	2.3
Amortization of broadcast rights, excluding barter	383	1.4	400	1.5	1,204	-	1,204	1.5
Reimbursement from the FCC related to station repack	(580)	(2.1)	-	-	(767)	(1.0)	-	-
Total operating expenses	26,942		25,985		78,669		59,945
Income (loss) from operations	$914		$1,229		$436		$20,920

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

Net revenue for the three months ended September 30, 2018 increased by $0.6 million, or 2.4%, from the same period in 2017.

Revenue from Nexstar was $10.0 million for the three months ended September 30, 2018, compared to $8.5 million for the same period in 2017, an increase of $1.5 million, or 17.9%, due to increased political advertising from our stations partially offset by decreased local and national advertising.

Compensation from retransmission consent was $17.8 million for the three months ended September 30, 2018, compared to $17.5 million for the same period in 2017, an increase of $0.2 million, or 2.0%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were $0.5 million for the three months ended September 30, 2018, compared to $0.6 million for the same period in 2017, a decrease of $0.1 million, or 19.2%. The decrease was primarily due to a decrease in professional services of $0.1 million, resulting from the timing of services performed.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $11.0 million for the three months ended September 30, 2018, compared to $9.5 million for the same period in 2017, an increase of $1.5 million, or 15.8%. The increase was primarily due to an increase in programming costs of $1.6 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. On July 1, 2017, we and Nexstar amended the shared services agreements resulting in an increase in the recurring SSA fees. The local service agreement fees for the three months ended September 30, 2018 were $14.6 million, compared to $13.3 million for the same period in 2017, or an increase of $1.3 million.

Depreciation of property and equipment was consistent at $0.5 million for the three months ended September 30, 2018, compared to $0.6 million for the same period in 2017.

Amortization of intangible assets was consistent at $0.5 million for the three months ended September 30, 2018 compared to $0.6 million for the same period in 2017.

Interest Expense

Interest expense was $2.9 million for the three months ended September 30, 2018, compared to $2.5 million for the same period in 2017, an increase of $0.4 million primarily due to an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Income Taxes

During the three months ended September 30, 2018, we recognized an income tax benefit of $0.3 million on a pre-tax book loss of $2.0 million resulting in an effective tax rate of 13.7% as compared to an income tax expense of $0.4 million on pre-tax book income of $1.3 million for the same period in 2017 resulting in an effective tax rate of 34.6%. The decrease in the effective tax rate between the two periods was primarily due to the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, and the limitation of tax benefits allowed to be recognized during an interim period reduced the total tax benefit recognized by $0.3 million, or a 13.0% decrease. These decreases were partially offset by changes in the Texas Margin tax which resulted in a $0.1 million tax benefit, or a 4.9% increase in the effective tax rate between the two periods.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

Net revenue for the nine months ended September 30, 2018 decreased by $1.8 million, or 2.2%, from the same period in 2017.

Revenue from Nexstar was $27.5 million for the nine months ended September 30, 2018, compared to $26.7 million for the same period in 2017, an increase of $0.8 million, or 3.1%, due to increased political advertising from our stations partially offset by decreased local and national advertising.

Compensation from retransmission consent was $51.0 million for the nine months ended September 30, 2018, compared to $50.7 million for the same period in 2017, an increase of $0.3 million, or 0.6%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver approximately 35% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses were $1.4 million for the nine months ended September 30, 2018, compared to $1.2 million for the same period in 2017, an increase of $0.2 million, or 18.5%. The increase was primarily due to an increase in payroll expenses of $0.2 million due to renegotiated employment contracts effective July 1, 2017.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $32.6 million for the nine months ended September 30, 2018, compared to $28.6 million for the same period in 2017, an increase of $4.0 million, or 14.0%. The increase was primarily due to an increase in programming costs of $3.8 million primarily related to network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. On July 1, 2017, we and Nexstar amended the shared services agreements resulting in an increase in the recurring SSA fees. SSA fees were $41.1 million for the nine months ended September 30, 2018, compared to $22.3 million for the same period in 2017, an increase of $18.8 million.

Depreciation of property and equipment was consistent at $1.5 million for the nine months ended September 30, 2018, compared to $1.7 million in the same period in 2017.

Amortization of intangible assets was consistent at $1.6 million for the nine months ended September 30, 2018, compared to $1.8 million in the same period in 2017.

Interest Expense

Interest expense was $8.2 million for the nine months ended September 30, 2018, compared to $7.7 million for the same period in 2017, an increase of $0.5 million primarily due to an increasing trend in LIBOR.

Loss on Extinguishment of Debt

In 2017, we refinanced our term loans and revolving loans which resulted in loss on debt extinguishment of $2.1 million, representing the write-off of unamortized debt financing costs and debt discounts associated with this debt extinguishment.

Income Taxes

During the nine months ended September 30, 2018, we recognized an income tax benefit of $1.7 million on a pre-tax book loss of $7.8 million resulting in an effective tax rate of 21.5% as compared to an income tax expense of $4.4 million on pre-tax book income of $11.0 million for the same period in 2017 resulting in an effective tax rate of 39.3%. The decrease in the effective tax rate between the two periods was primarily due to (i) the Tax Act, which reduced the federal corporate income tax rate from 35% to 21%, or a 14.0% decrease, (ii) the limitation of tax benefits allowed to be recognized during an interim period, which reduced the total tax benefit recognized by $0.3 million, or a 3.3% decrease, and (iii) changes in the Texas Margin tax, which resulted in a decrease of $0.1 million, or a 1.3% decrease in the effective tax rate between the two periods.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 23, 2018, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from November 8, 2018. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(1,296)	$1,267
Net cash used in investing activities	(1,356)	(1,115)
Net cash (used in) provided by financing activities	(1,735)	333
Net (decrease) increase in cash and cash equivalents	$(4,387)	$485
Cash paid for interest	$7,508	$7,453
Cash paid for income taxes, net of refunds	$105	$1,306

	As of	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$5,137	$9,524
Long-term debt including current portion	224,585	225,742
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $1.3 million during the nine months ended September 30, 2018, compared to net cash flows provided by operating activities of $1.3 million for the same period in 2017. The decrease of $2.6 million was primarily due to an increase in programming costs of $3.8 million, primarily related to recently enacted network affiliation agreements, partially offset by an increase in net revenue (excluding barter) of $1.3 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $1.4 million during the nine months ended September 30, 2018, compared to $1.1 million for the same period in 2017. In 2018, we paid $1.4 million in capital expenditures, an increase of $1.0 million compared to the same period in 2017, primarily related to station repacking costs. In 2017, we paid $0.8 million to acquire a station.

Cash Flows – Financing Activities

Net cash flows used in financing activities during the nine months ended September 30, 2018 were $1.7 million compared to net cash flows provided by financing activities of $0.3 million during the same period in 2017. In 2018, we paid the scheduled principal maturities under our term loan of $1.7 million. In 2017, we issued new long-term debt of $230.6 million, net of debt discount, repaid the principal balance under our term loan of $226.5 million and paid financing costs of $3.8 million.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2018, we had total debt of $224.6 million which represented 110.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2018, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2018 (in thousands):

	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Senior secured credit facility	$229,106	$580	$4,628	$4,628	$219,270

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of September 30, 2018, Nexstar had $887.8 million outstanding obligations under its 5.625% Notes, $273.3 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.444 billion under its senior secured credit facility, of which $1.596 billion in Term Loan B and $684.7 million in Term Loan A were outstanding.

On October 1, 2018, Nexstar prepaid $55.0 million of the outstanding principal under its term loans, funded by cash on hand.

On October 26, 2018, Nexstar and we completed refinancings of certain of our senior secured credit facilities, including (i) Nexstar’s and our Term Loan B with outstanding principal balances of $1.579 billion and $228.5 million, respectively, (ii) Nexstar’s Term Loan A with an outstanding principal balance of $679.5 million and (iii) Nexstar’s and our revolving credit facilities of $163.4 million and $3.0 million, respectively, of which no amounts were drawn. The amendments extended the maturity date of Term Loan A and revolving credit facilities from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates by 25 basis points for Term Loan B, Term Loan A and revolving loans. The maturity date of Term Loan B did not change (January 17, 2024). Nexstar also borrowed an additional $150.0 million Term Loan A under its amended senior secured credit facility. The proceeds were used to partially repay the outstanding principal balance of Nexstar’s Term Loan B of $150.0 million. Nexstar continues to guarantee our obligations, and we continue to guarantee Nexstar’s obligations under the amended senior secured credit facilities.

On October 29, 2018, Nexstar prepaid $70.0 million of the outstanding principal under its term loans, funded by cash on hand.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 23, 2018. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with certain financial ratios, including (a) a maximum consolidated total net leverage ratio, (b) a maximum consolidated first lien net leverage ratio, and (c) a minimum consolidated fixed charge coverage ratio. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of September 30, 2018, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Management believes that as of September 30, 2018, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.76% as of September 30, 2018, and the interest rate on the revolving credit facility was 4.26%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of September 30, 2018. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of September 30, 2018, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2018, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.1

Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

10.2

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350 *
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended September 30, 2018 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language) *

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

Dated: November 9, 2018