Form 10-K
period 2018-12-31
MISSION BROADCASTING INC
filed 2019-03-22
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant. As of March 22, 2019, the Registrant had 1,000 shares of common stock outstanding.

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

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2018 4th Edition, as published by BIA Financial Network, Inc.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1A. “Risk Factors” located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

PART I

Item 1.	Business

Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States.

As of December 31, 2018, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW, MNTV and other broadcast television networks.

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

Our stations provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time on our stations to local and national advertisers by Nexstar under local service agreements. We also earn revenue from our retransmission consent agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and over-the-top video distributors (“OTTDs”), companies that provide video content through internet streaming.

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

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar and the 6.125% senior unsecured notes (the “6.125% Notes”) and the 5.625% senior unsecured notes (the “5.625% Notes”) issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior Federal Communications Commission (“FCC”) approval.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2018:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2018.

Business Strategy

The operating revenue of our stations is derived primarily from (1) retransmission consent agreements with MVPDs and OTTDs that permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us and (2) broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expenses include network affiliation costs, which can vary based on our broadcast programming and retransmission subscribers, and fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2018:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
57	Little Rock, AR	KLRT KASN	FOX The CW	KLRT-D2	Escape	6/1/2021 6/1/2021
62	Wilkes Barre, PA	WYOU	CBS	WYOU-D2, D3, D4	Escape, Bounce, Cozi TV	8/1/2023
72	Springfield, MO	KOLR	CBS	KOLR-D2, D3, D4	Laff, Grit, CBN	2/1/2022
96	Burlington, VT	WVNY	ABC	WVNY-D2, D3, D4	Laff, Grit, Quest	4/1/2023
103	Evansville, IN	WTVW	The CW	WTVW-D2, D3, D4	Bounce, Escape, ION	8/1/2021
131	Amarillo, TX	KCIT	FOX	KCIT-D2, D3, D4 KCPN-LP	Grit, Escape, Bounce MNTV	8/1/2022 8/1/2022
137	Monroe, AR	KTVE	NBC	KTVE-D2, D3, D4	KARD, Laff, Escape	6/1/2021
139	Rockford, IL	WTVO	ABC	WTVO-D2, D3, D4	MNTV, Laff, Grit	12/1/2021
143	Lubbock, TX	KAMC	ABC	KAMC-D2, D3, D4	Escape, Bounce, CBN	8/1/2022
148	Wichita Falls, TX	KJTL	FOX	KJTL-D2, D3, D4 KJBO-LP	Grit, Bounce, Escape MNTV	8/1/2022 8/1/2022
151	Erie, PA	WFXP	FOX	WFXP-D2, D3	Grit, Bounce	8/1/2023
153	Joplin, MO	KODE	ABC	KODE-D2, D3, D4	Grit, Bounce, ION	2/1/2022
158	Terre Haute, IN	WAWV	ABC	WAWV-D2, D3	Grit, Bounce	8/1/2021
165	Abilene, TX	KRBC	NBC	KRBC-D2, D3, D4	Grit, Laff, Bounce	8/1/2022
167	Billings, MT	KHMT	FOX	KHMT-D2, D3, D4	Grit, Laff, ION	4/1/2022
169	Utica, NY	WUTR	ABC	WUTR-D2, D3, D4	MNTV, Grit, Bounce	6/1/2023
187	Grand Junction, CO	KFQX	FOX	KFQX-D2, D3, D4	CBS, Escape, Grit	4/1/2022
196	San Angelo, TX	KSAN	NBC	KSAN-D2, D3, D4	Laff, Bounce, ION	8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2018 4th Edition, as published by BIA Financial Network, Inc.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, OTTDs, Google, Facebook and other online media, newspapers, radio stations and non-commercial, religious and Spanish-language broadcasting stations serving the same market. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

All of the full power television stations that we own and operate as of December 31, 2018 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2022.
FOX	All 6 agreements expire in December 2019.
NBC	All 3 agreements expire in December 2019.
CBS	Of the 2 agreements, one expires in June 2020 and one expires in December 2021.

We expect the network affiliation agreements listed above to be renewed upon expiration.

Competition

Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertising.

Audience. We compete for audience share specifically on the basis of program popularity. The popularity of a station’s programming has a direct effect on the advertising rates it can charge its advertisers. A portion of the daily programming on the stations that we own is supplied by the network with which each station is affiliated. In those periods, the stations are dependent upon the performance of the network programs in attracting viewers. Stations program non-network time periods with a combination of self-produced news, public affairs and other entertainment programming, including movies and syndicated programs. The major television networks have also begun to provide their programming directly to the consumer via portable digital devices such as tablets and cell phones, which presents an additional source of competition for television broadcaster audience share. Other sources of competition for audience include home entertainment systems (such as DVDs and DVRs), video-on-demand and pay-per-view, the Internet (including network distribution of programming through websites and mobile platforms) and gaming devices.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Warner Media, LLC, Comcast Corporation, Viacom Inc., CBS Corporation, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs, OTTDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

Additional Competitive Factors. The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. An increase in the popularity of OTTDs may result in popular product offerings that do not include television broadcast stations. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the then-existing local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the then-existing ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between stations and required public disclosure of those SSAs (while not considering them attributable). Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order’s rule modifications (a) could allow Mission to acquire a second television station in certain markets where ownership of two television stations was not previously permitted, (b) allow Mission to acquire television stations without regard to any interests of its officers, directors or attributable shareholders in same-market radio stations or newspapers, (c) permit Mission’s existing JSAs with Nexstar to remain in effect indefinitely, and (d) could enable Mission to enter into new JSAs without violating FCC regulations.  The Reconsideration Order remains subject to appeals before the Third Circuit.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the second quarter of 2019.

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) one of the combining stations is not ranked among the top four stations in the DMA, although the FCC will consider showings that this “top four” prohibition should not apply in a given case. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. The FCC reconfirmed that the duopoly rule continues to serve the public interest in the 2016 Ownership Order, which generally retained the rule in the form in which it had existed since 1999. In its Reconsideration Order, however, the FCC modified the duopoly rule to (1) eliminate the “eight voices” test (whereby the rule had previously required, in addition to the “top four” prohibition, that at least eight independently owned television stations remain in a market after a proposed combination) and (2) permit case-by-case review of proposed “top four” combinations (while generally retaining the “top four” prohibition).  These modifications took effect on February 7, 2018. The modifications could allow Mission to acquire a second television station in certain markets where ownership of two television stations was not previously permitted. The November 2017 Reconsideration Order remains subject to federal court appeals.

The FCC attributes toward the local television ownership limits another in-market station when one station owner programs that station pursuant to a TBA or LMA, if the programmer provides more than 15% of the second station’s weekly broadcast programming. However, LMAs entered into prior to November 5, 1996 are exempt attributable interests until the FCC determines otherwise. This “grandfathering,” when reviewed by the FCC, is subject to possible extension or termination.

In its 2016 Ownership Order, the FCC reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the U.S. Court of Appeals for the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018.  As a result of this rule elimination, Mission’s existing JSAs with Nexstar may remain in effect indefinitely, and Mission may enter into new JSAs without violating FCC regulations.  The November 2017 Reconsideration Order remains subject to pending federal court appeals.

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

National Television Ownership. There is no limit on the number of television stations which a party may own. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience.  In August 2016, the FCC adopted an order eliminating this “UHF discount.” On reconsideration, however, the FCC reinstated the discount, which took effect once again in June 2017. A petition for review of the FCC’s order reinstating the UHF discount was filed in a federal appeals court. In July 2018, the federal court dismissed the appeal for lack of standing.  In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount.  Comments and reply comments in this proceeding were filed in the first and second quarters of 2018. Our stations have a combined national audience reach of 3.2% of television households without the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). An FCC rule formerly limited the extent to which a party could hold attributable interests in both television stations and radio stations in the same market.  In its November 2017 Reconsideration Order, however, the FCC eliminated the radio/television cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018.  The Reconsideration Order remains subject to federal court appeals.

Local Television/Newspaper Cross-Ownership Rule. An FCC rule formerly prohibited a party from having an attributable interest in a television station and a daily newspaper in the same market. In its November 2017 Reconsideration Order, however, the FCC eliminated the newspaper/broadcast cross-ownership rule in its entirety.  This elimination took effect on February 7, 2018.  The Reconsideration Order remains subject to federal court appeals.

Local Television/Cable Cross-Ownership. There is no FCC rule prohibiting common ownership of a cable television system and a television broadcast station in the same area.

MVPD Carriage of Local Television Signals. Broadcasters may obtain carriage of their stations’ signals on cable, satellite and other MVPDs through either mandatory carriage or through “retransmission consent.” Every three years all stations must formally elect either mandatory carriage (“must-carry” for cable distributors and “carry one-carry all” for satellite television providers) or retransmission consent. The next election must be made by October 1, 2020 and will be effective January 1, 2021. Must-carry elections require that the MVPD carry one station programming stream and related data in the station’s local market. However, MVPDs may decline a must-carry election in certain circumstances. MVPDs do not pay a fee to stations that elect mandatory carriage.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule and the subsequent legislation, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  Accordingly, we must separately negotiate our retransmission consent agreements with MVPDs. Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

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

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements, has negotiated agreements with OTTDs.

Employees

As of December 31, 2018, we had a total of 41 employees, all of which were full-time. As of December 31, 2018, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also refer to “Risks Related to Our Industry – Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2018, we had $224.6 million of debt, which represented 110.4% of our total capitalization.

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

Our senior secured credit facility agreement does not contain financial covenant ratio requirements but does provide for default in the event that Nexstar does not comply with all covenants contained in its credit agreement. Future financing agreements may contain financial covenants which could limit our management’s ability to operate our business at its discretion, and consequently we may be unable to compete effectively, pursue acquisitions or take advantage of new business opportunities, any of which could harm our business.

If we or Nexstar fail to comply with the restrictions in their respective present or future financing agreements, a default may occur. A default could allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. A default could also allow creditors to foreclose on any collateral securing such debt.

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 22, 2019. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2018, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

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

If Nexstar, which is leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2018, we guarantee the following debt of Nexstar:

•	The 6.125% Notes with an outstanding balance of $273.4 million, due 2022;

•	The 5.625% Notes with an outstanding balance of $888.2 million, due 2024; and

•

Nexstar’s maximum commitment under its senior secured credit facility of $2.278 billion, of which $1.289 billion in Term Loan B (due 2024) and $825.1 million in Term Loan A (due 2022) were outstanding. Nexstar also has a $163.4 million revolving loan commitment (maturing in 2022), of which none was outstanding as of December 31, 2018.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant net deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2018, based on projected future income, approximately $18.4 million of the Company’s deferred tax assets will more likely than not be realized in the future, and no valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will not be realized, the Company will be required to record a valuation allowance in connection with these deferred tax assets and the Company’s operating results would be adversely affected in the period such determination is made. In addition, tax law changes could negatively impact the Company’s deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2018, we had NOLs of approximately $57.1 million for U.S. federal tax purposes and $14.1 million for state tax purposes. Federal NOLs generated for years prior to 2018 expire at varying dates through 2033, and NOLs generated in 2018 carry forward indefinitely. NOLs generated beginning in years 2018 are subject to an overall limitation based on 80% of taxable income. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the full power television stations that we operate have network affiliation agreements – six stations have primary affiliation agreements with ABC, six with FOX, three with NBC, two with CBS and two with The CW. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the respective networks’ commercials during the network programming.

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

A significant portion of our revenue comes from our retransmission consent agreements with MVPDs (mainly cable and satellite television providers) and OTTDs. These agreements permit the distributors to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

Though we are typically able to renegotiate our retransmission consent agreements on favorable terms, the payments due us under these agreements are customarily based on a price per subscriber of the applicable distributor. In recent years the subscribership of MVPDs has declined, as the growth of direct Internet streaming of video programming to televisions and mobile devices has incentivized consumers to “cut the cord” and discontinue their cable or satellite service subscriptions.  Decreasing MVPD subscribership leads to less revenue under our retransmission agreements, which ultimately could have an adverse effect on our business, financial condition and results of operations. Also refer to “Risks Related to Our Industry–Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights both to traditional MVPDs and to OTTDs, services that provide multiple video streaming channels to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, same-market stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, in all markets, Mission must separately negotiate its retransmission consent agreements with MVPDs and OTTDs.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which seeks additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations. We cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals, on our business.

In addition, in the STELA Reauthorization Act of 2014, which was adopted and signed into law in December 2014, the U.S. Congress directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016. In July 2016, the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

Certain online video distributors and other OTTDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OTTD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OTTDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OTTDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OTTDs as MVPDs to date, several OTTDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.  If the FCC ultimately determines that an OTTD is not an MVPD or declines to apply certain rules governing MVPDs to OTTDs, our business and results of operations could be materially and adversely affected.

The FCC could decide not to grant renewal of the FCC license of any of the stations we operate which would require that station to cease operations.

Television broadcast licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The FCC is required to grant an application for license renewal if, during the preceding term, the station served the public interest, the licensee did not commit any serious violations of the Communications Act or the FCC’s rules, and the licensee committed no other violations of the Communications Act or the FCC’s rules which, taken together, would constitute a pattern of abuse. If a licensee fails to meet this standard the FCC may grant renewal on terms and conditions that it deems appropriate, including a monetary forfeiture or renewal for a term less than the normal eight-year period. However, in an extreme case, the FCC may deny a station’s license renewal application, resulting in termination of the station’s authority to broadcast. Under the Communications Act, the term of a broadcast license is automatically extended during the pendency of the FCC’s processing of a timely renewal application. We cannot provide any assurances that the FCC will grant future renewal applications.

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

Growing our business through acquisitions involves risks and if we are unable to effectively manage our growth, our operating results will suffer.

To effectively manage our growth and address the increased reporting requirements and administrative demands that will result from future acquisitions, we will need, among other things, to continue to develop our financial and management controls and management information systems. We will also need to continue to identify, attract and retain highly skilled finance and management personnel. Failure to do any of these tasks in an efficient and timely manner could seriously harm our business.

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

The FCC attributes TBAs and local marketing agreements (“LMAs”) to the programmer under its ownership limits if the programmer provides more than 15% of a station’s weekly broadcast programming. However, TBAs and LMAs entered into prior to November 5, 1996 are exempt from attribution for now.

The FCC may review these “grandfathered” TBAs and LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs and LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate our TBAs with Nexstar for stations WFXP, KHMT and KFQX unless the FCC’s duopoly rule allows ownership of two stations in the applicable markets. During the year ended December 31, 2018, the combined net revenue of WFXP, KHMT and KFQX represented less than 1% of our total net revenue and the combined net loss of these stations represented 3% of our total net loss.

FCC actions could limit or prohibit our local service agreements with Nexstar, which may harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. The FCC has in the past taken actions to restrict local service agreements as a means of creating substantial operating efficiencies, although a number of those actions have more recently been reversed.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit). Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  However, in its November 2017 Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety.  This elimination took effect on February 7, 2018, although the Reconsideration Order remains subject to federal court appeals.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the second quarter of 2019.

We cannot predict what additional rules the FCC will adopt or when they will be adopted. If Mission is required to modify or terminate its JSAs or other local service agreements with Nexstar, it could lose some or all of the revenues generated from those arrangements.

We have a material amount of goodwill and intangible assets and could therefore suffer losses due to future asset impairment charges.

As of December 31, 2018, $90.0 million, or 41.6%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and when factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

Cybersecurity risks could affect the Company’s operating effectiveness.

Mission leverages the IT infrastructure of Nexstar and uses computers in substantially all aspects of its business operations. Mission’s revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events on Nexstar’s cybersecurity. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Nexstar’s Cybersecurity Committee helps mitigate cybersecurity risks.  The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and to invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems.

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

New technologies may adversely affect our television stations. Information delivery and programming alternatives such as cable, direct satellite-to-home services, pay-per-view, video on demand, over-the-top distribution of programming, the Internet, telephone company services, mobile devices, digital video recorders and home video and entertainment systems have fractionalized television viewing audiences and expanded the numbers and types of distribution channels for advertisers to access. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable and satellite television, digital delivery and other technological changes has increased, and may continue to increase, the competitive demand for programming. Such increased demand, together with rising production costs, may increase our programming costs or impair our ability to acquire or develop desired programming.

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

In June 2012, the U.S. Supreme Court decided a challenge to the FCC’s indecency enforcement without resolving the constitutionality of such enforcement, and the FCC thereafter requested public comment on the appropriate substance and scope of its indecency enforcement policy. The FCC has issued very few further decisions or rules in this area, and the courts may in the future have further occasion to review the FCC’s current policy or any modifications thereto. The outcomes of these proceedings could affect future FCC policies in this area and could have a material adverse effect on our business.

Intense competition in the television industry and alternative forms of media could limit our growth and profitability.

As a television broadcasting company, we face a significant level of competition, both directly and indirectly. Generally we compete for our audience against all the other leisure activities in which one could choose to engage rather than watch television. Specifically, our stations compete for audience share, programming and advertising revenue with other television stations in their respective markets and with other advertising media, including newspapers, radio stations, cable television, DBS systems, mobile services, video streaming services and the Internet.

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

The FCC could implement regulations, or the U.S. Congress could adopt legislation that might have a significant impact on the operations of the stations we own or the television broadcasting industry as a whole.

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors. Additionally, FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules are the subject of pending court appeals, and the FCC has initiated its next quadrennial proceeding to review the agency’s media ownership rules.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. In 2018 and 2017, the Company spent a total of $4.3 million in capital expenditures related to station repack, $2.8 million of which have been reimbursed by the FCC in 2018. As of December 31, 2018, approximately $14.0 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

As of December 31, 2018, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.	Selected Financial Data

The selected financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are included below. The period-to-period comparability of our financial statements is affected by the acquisition of one television station in 2017. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein (the “Financial Statements”). Amounts below are presented in thousands.

	2018	2017	2016	2015	2014
Statements of Operations Data, for the years ended December 31:
Retransmission compensation and other	$69,227	$70,592	$61,402	$51,132	$36,498
Revenue from Nexstar(1)	39,997	36,546	42,791	37,000	42,079
Net Revenue	109,224	107,138	104,193	88,132	78,577
Operating expenses (income):
Corporate expenses	2,331	1,727	1,372	1,257	1,176
Station direct operating expenses	40,861	35,802	30,201	24,601	18,135
Selling, general and administrative expenses, excluding corporate	2,634	2,426	2,177	2,279	2,012
Fees incurred pursuant to local service agreement with Nexstar(2)	55,650	35,500	18,000	9,780	9,780
Amortization of broadcast rights, excluding barter	1,584	1,619	1,596	1,755	1,765
Barter expense(3)	-	4,026	3,971	4,011	4,079
Depreciation	3,171	2,342	2,400	2,435	2,760
Amortization of intangible assets	2,129	2,392	2,422	2,418	2,728
Reimbursement from the FCC related to station repack(4)	(2,818)	-	-	-	-
Total operating expenses	105,542	85,834	62,139	48,536	42,435
Income from operations(5)	3,682	21,304	42,054	39,596	36,142
Interest expense	(11,101)	(10,135)	(10,251)	(9,325)	(10,014)
Loss on extinguishment of debt, net(6)	(452)	(2,133)	-	-	(21)
(Loss) Income before income taxes	(7,871)	9,036	31,803	30,271	26,107
Income tax benefit (expense)	2,042	(3,400)	(12,337)	(12,172)	(10,023)
Net (loss) income	$(5,829)	$5,636	$19,466	$18,099	$16,084

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

(3)

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, the new revenue accounting guidance issued by the Financial Accounting Standards Board (“ASU 2014-09”). The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $3.8 million for the year ended December 31, 2018.

(4)

Certain of the Company’s stations have been assigned new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The reimbursements received by the Company from the FCC were recognized as operating income in 2018.

(5)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the amendment of our shared services agreements with Nexstar, effective July 1, 2017, the income from operations has decreased in 2018 due to an increase in recurring SSA fees.

(6)	In 2018 and 2017, the Company refinanced its then existing term loan and revolving loan, resulting in losses on extinguishment of debt of $0.5 million and $2.1 million, respectively.

	2018	2017	2016	2015	2014
Balance Sheet data, as of December 31:
Cash and cash equivalents	$10,798	$9,524	$6,474	$4,361	$880
Working capital	93,748	102,517	90,263	56,923	30,818
Net intangible assets and goodwill	90,001	92,130	90,522	92,944	95,362
Total assets	216,595	232,460	222,188	202,326	189,264
Total debt	224,639	225,742	223,765	225,570	232,393
Total shareholders’ deficit	(21,137)	(15,308)	(20,944)	(40,410)	(58,509)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$4,810	$4,696	$5,372	$10,934	$(1,928)
Investing activities	(1,226)	(1,400)	(241)	(108)	(3,436)
Financing activities	(2,310)	(246)	(3,018)	(7,345)	2,528
Capital expenditures	4,044	700	241	258	236
Cash payments for broadcast rights	1,591	1,632	1,685	1,762	1,714

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Debt Transactions

•

On October 26, 2018, we amended our senior secured credit facility. The amendment extended the maturity date of our revolving credit facility from July 19, 2022 to October 26, 2023 and reduced the applicable margin portion of the interest rates for our Term Loan B and revolving credit facility by 25 basis points.

•	Through December 2018, we repaid scheduled maturities of $2.3 million under our Term Loan B.

Overview of Operations

As of December 31, 2018, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW, MNTV and other broadcast television networks. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our full power television stations had in effect as of December 31, 2018 with Nexstar:

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and OTTDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. 2018 was an election year and an Olympic year.

We earn revenues from distributors including local cable providers, DBS services and other MVPDs and OTTDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission area. We have been successful at negotiating favorable pricing with distributors, as well as signing retransmission agreements with additional distributors, driving significant revenue gains over the last few years.

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

Regulatory Developments

As a television broadcaster, we are highly regulated, and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station (this rule had been adopted in 2014 but was vacated by a federal court of appeals). Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals.  If we are ultimately required to amend or terminate our existing agreements, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish all or part of their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by us have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. In 2018 and 2017, we spent a total of $4.3 million in capital expenditures related to station repack, $2.8 million of which has been reimbursed by the FCC in 2018. As of December 31, 2018, we expect to incur approximately $14.0 million of estimated remaining costs in connection with the station repack, some or all of which will be reimbursable. If the FCC fails to fully reimburse our repacking costs, we could have increased costs related to the repacking.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (in thousands):

	2018	2017	2016
Retransmission compensation	$68,365	$65,854	$56,802
Other	862	712	629
Barter revenue	-	4,026	3,971
Revenue from Nexstar	39,997	36,546	42,791
Net revenue	$109,224	$107,138	$104,193

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. The adoption resulted in certain changes in our revenue recognition policies and the presentation of certain revenue sources. Beginning in the first quarter of 2018, we no longer recognize barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue and barter expense would have been $3.8 million for the year ended December 31, 2018.

Results of Operations

The following table sets forth a summary of our operations for the years ended December 31 (in thousands), and each component of operating expense as a percentage of net revenue:

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Net revenue	$109,224	100.0	$107,138	100.0	$104,193	100.0
Operating expenses (income):
Corporate expenses	2,331	2.1	1,727	1.6	1,372	1.3
Station direct operating expenses	40,861	37.4	35,802	33.4	30,201	29.0
Selling, general and administrative expenses, excluding corporate	2,634	2.4	2,426	2.2	2,177	2.1
Fees incurred pursuant to local service agreements with Nexstar	55,650	51.0	35,500	33.1	18,000	17.3
Barter expense	-	-	4,026	3.8	3,971	3.8
Depreciation	3,171	2.9	2,342	2.2	2,400	2.3
Amortization of intangible assets	2,129	1.9	2,392	2.2	2,422	2.3
Amortization of broadcast rights, excluding barter	1,584	1.5	1,619	1.5	1,596	1.5
Reimbursement from the FCC related to station repack	(2,818)	(2.6)	-	-	-	-
Total operating expenses	105,542		85,834		62,139
Income from operations	$3,682		$21,304		$42,054

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Net revenue for the year ended December 31, 2018 increased by $2.1 million, or 1.9%, from the same period in 2017.

Revenue from Nexstar was $40.0 million for the year ended December 31, 2018, compared to $36.5 million for the same period in 2017, an increase of $3.5 million, or 9.4%, due to increased political advertising from our stations partially offset by decreased local and national advertising.

Compensation from retransmission consent was $68.4 million for the year ended December 31, 2018, compared to $66.0 million for the same period in 2017, an increase of $2.5 million, or 3.8%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were $2.3 million for the year ended December 31, 2018, compared to $1.7 million for the same period in 2017, an increase of $0.6 million, or 35.0%. The increase was primarily due to an increase in professional services of $0.3 million, resulting from our debt refinancing and the timing of services performed, and an increase in payroll expenses of $0.2 million due to renegotiated employment contracts effective July 1, 2017.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $43.5 million for the year ended December 31, 2018, compared to $38.2 million for the same period in 2017, an increase of $5.3 million, or 13.9%. The increase was primarily due to an increase in programming costs of $5.0 million, primarily related to contract renewals and scheduled annual escalation of our network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. Effective July 1, 2017, we amended the SSAs with Nexstar resulting in an increase in the recurring SSA fees. The local service agreement fees were $55.7 million for the year ended December 31, 2018, compared to $35.5 million for the same period in 2017, an increase of $20.2 million, or 56.8%.

Depreciation of property and equipment was $3.2 million for the year ended December 31, 2018, compared to $2.2 million for the year ended December 31, 2017, an increase of $1.0 million, or 45.5%. This was primarily due to increased depreciation of various assets that were disposed and are being replaced in connection with the station repack.

Amortization of intangible assets was consistent at $2.1 million for the year ended December 31, 2018 and $2.4 million for the year ended December 31, 2017.

Interest Expense

Interest expense was $11.1 million for the year ended December 31, 2018, compared to $10.1 million for the same period in 2017, an increase of $1.0 million, or 9.5%. This increase was primarily due to an increasing trend in LIBOR.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.5 million for the year ended December 31, 2018, compared to $2.1 million for the same period in 2017, a decrease of $1.6 million, or 76.2%. In 2018, we refinanced our Term Loan B and revolving loan, resulting in a loss on extinguishment of debt of $0.5 million, representing the write-off of unamortized debt financing costs. In 2017, we refinanced our then existing Term Loan B with an outstanding principal of $225.9 million, resulting in a loss on extinguishment of debt of $2.1 million, representing the write-off of unamortized debt financing costs and debt discounts.

Income Taxes

 Income tax benefit was $2.0 million for the year ended December 31, 2018, compared to a $3.4 million income tax expense for the same period in 2017, a decrease of $5.4 million. The effective tax rates for the years ended December 31, 2018 and 2017 were (25.9%) and 37.6%, respectively.

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of our reserves for uncertain tax positions and a corresponding recognition of income tax benefit of $1.5 million in 2017, or an increase to the effective tax rate of 16.3% between the two periods. Additionally, the reduction in the federal corporate income tax rate resulted in a reduction to net deferred tax asset and a corresponding recognition of income tax expense of $1.2 million in 2017, or a decrease to the effective tax rate between the two periods of 13.5%.

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

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. Effective July 1, 2017, we amended the SSAs with Nexstar resulting in an increase in the recurring SSA fees. The local service agreement fees were $35.5 million for the year ended December 31, 2017, compared to $18.0 million for the same period in 2016, an increase of $17.5 million, or 97.2%.

Depreciation of property and equipment was consistent at $2.3 million for the year ended December 31, 2017 and $2.4 million for the year ended December 31, 2016.

Amortization of intangible assets was consistent at $2.4 million for the years ended December 31, 2017 and 2016.

Interest Expense

Interest expense was $10.1 million for the year ended December 31, 2017, compared to $10.3 million for the same period in 2016, a decrease of $0.2 million, or 1.1%. This decrease was primarily attributable to repayments of principal on our outstanding term loan and a reduction of the term loan and revolving credit facility interest rates in connection with the July 19, 2017 amendments as discussed in the Executive Summary above.

Income Taxes

 Income tax expense was $3.4 million for the year ended December 31, 2017, compared to $12.3 million for the same period in 2016, a decrease of $8.9 million. The effective tax rates for the years ended December 31, 2017 and 2016 were 37.6% and 38.9%, respectively.

In 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which reduced the federal corporate income tax rate from 35% to 21%. The reduction in the federal corporate income tax rate resulted in a reduction of our reserves for uncertain tax positions and a corresponding recognition of income tax benefit of $1.5 million in 2017, or a decrease to the effective tax rate of 16.3%. Additionally, the reduction in the federal corporate income tax rate resulted in a reduction to net deferred tax asset and a corresponding recognition of income tax expense of $1.2 million in 2017, or an increase to the effective tax rate of 13.5%. Other adjustments also resulted in the reduction to deferred tax assets of $0.1 million, or an increase to the effective tax rate of 1.2%.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 22, 2019, Nexstar represented to us in a letter of support that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 22, 2019. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$4,810	$4,696	$5,372
Net cash used in investing activities	(1,226)	(1,400)	(241)
Net cash used in financing activities	(2,310)	(246)	(3,018)
Net increase in cash and cash equivalents	$1,274	$3,050	$2,113
Cash paid for interest	$10,953	$9,639	$8,685
Cash paid for income taxes, net of refunds	$221	$1,101	$1,307

	As of December 31,
	2018	2017
Cash and cash equivalents	$10,798	$9,524
Long-term debt including current portion	224,639	225,742
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows provided by operating activities increased by $0.1 million during the year ended December 31, 2018 compared to the same period in 2017. This was primarily attributable to $27.5 million resulting from the timing of contractual payments under local service agreements with Nexstar, a source of cash resulting from timing of accounts receivable collections of $4.2 million, and an increase in net revenue of $2.1 million. These increases were partially offset by an increase in the recurring SSA fees of $20.2 million and use of cash resulting from timing of payments to vendors of $11.8 million.

Net cash flows provided by operating activities decreased by $0.7 million during the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to a $0.8 million increase in contractual payments under local service agreements with Nexstar.

Cash Flows – Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2018 were $0.2 million, compared to $1.4 million and $0.2 million for the same period in 2017 and 2016, respectively.

In 2018, we spent $4.0 million in capital expenditures and received $2.8 million in reimbursements from the FCC related to station repack.

In 2017, we paid the remaining purchase price for the acquisition of Parker of $0.8 million and spent $0.7 million in capital expenditures. We also received $0.1 million in proceeds from the disposal of property and equipment.

In 2016, we spent $0.2 million in capital expenditures.

Cash Flows – Financing Activities

Net cash flows used in financing activities for the year ended December 31, 2018 were $2.3 million, compared to $0.2 million and $3.0 million for the same period in 2017 and 2016, respectively.

In 2018, we paid scheduled principal maturities under our term loan of $2.3 million.

In 2017, we issued new long-term debt of $230.6 million, net of debt discount, to refinance our term loan with a principal balance of $225.9 million. During 2017, we also paid the scheduled principal maturities under our term loan of $1.2 million.

In 2016, we paid the scheduled principal maturities under our term loan of $2.3 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2018, we had total debt of $224.6 million which represented 110.4% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2018, we have $3.0 million unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2018 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Senior secured credit facility	$228,527	$2,285	$4,570	$4,570	$217,102

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of December 31, 2018, Nexstar had $888.2 million outstanding obligations under its 5.625% Notes, $273.4 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.278 billion under its senior secured credit facility, of which $1.289 billion in Term Loan B and $825.1 million in Term Loan A were outstanding.

On February 28, 2019, Nexstar prepaid $60.0 million of the outstanding principal balance under its Term Loan B.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 22, 2019. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 6.125% Notes and 5.625% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2018, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 6.125% Notes and 5.625% Notes.

No Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Recorded contractual obligations:(1)
Senior secured credit facility	$228,527	$2,285	$4,570	$4,570	$217,102
Broadcast rights current cash commitments(2)	1,076	325	495	256	-
Unrecorded contractual obligations:
Cash interest on debt(3)	53,003	8,994	17,740	17,348	8,921
Operating lease obligations	13,956	2,433	3,954	1,836	5,733
Broadcast rights future cash commitments(4)	1,367	953	412	2	-
Other	1,178	453	725	-	-
	$299,107	$15,443	$27,896	$24,012	$231,756

(1)

As of December 31, 2018, we had $2.2 million of gross unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(2)	Future minimum payments for license agreements for which the license period has begun.
(3)	Estimated interest payments due, as if all debt outstanding as of December 31, 2018 remained outstanding until maturity, based on interest rates in effect at December 31, 2018.
(4)	Future minimum payments for license agreements for which the license period has not commenced and no liability has been recorded.

Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, retransmission revenue and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Valuation of Goodwill and Intangible Assets

Intangible assets represented $90.0 million, or 41.6%, of our total assets as of December 31, 2018. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of these assets is less than the carrying value, we may be required to record an impairment charge.

We aggregate our television station markets into a single broadcast business reporting unit for purposes of our goodwill impairment tests because of their similar economic characteristics. We perform our FCC license impairment tests on a market basis.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

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

We performed our annual impairment tests on goodwill and FCC licenses attributable to our broadcast business using the qualitative analysis approach and concluded that it was more likely than not that their fair values would sufficiently exceed the carrying amounts. There were no indicators that our finite-lived intangible assets attributable to broadcast markets will not be recoverable.

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2018, the carrying amounts of our current broadcast rights were $0.3 million and non-current broadcast rights were $0.7 million.

Characterization of SSA Fees

We present the fees incurred pursuant to SSAs with Nexstar as an operating expense in our Financial Statements. Our decision to characterize the SSA fees in this manner is based on our conclusion that (a) the benefit our stations receive from the SSAs is sufficiently separate from the consideration paid to us from Nexstar under JSAs, (b) we can reasonably estimate the fair values of the benefits our stations receive under the SSAs, and (c) the SSA fees we pay to Nexstar do not exceed the estimated fair values of the benefits our stations receive.

Retransmission Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OTTDs for the retransmission of our broadcasts. These revenues are typically earned based on a price per subscriber of the MVPD within the retransmission area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. The impact of the lag in the number of subscribers is not significant.

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

The interest rate on the term loan borrowings under our senior secured credit facility was 4.77% as of December 31, 2018 and the interest rate on the revolving credit facility was 4.27%, which represented the base rate, or the London Interbank Offered Rate (“LIBOR”), plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2018 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of December 31, 2018. Due to the LIBOR floor on our term loan, an increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.2 million. Any decrease in LIBOR would not have an impact on our operations or cash flows. As of December 31, 2018, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2018, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

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

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31:

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2018	$304,500	$60,000	$—	$—	$—	$—	$250	$364,750
	2017	241,035	25,000	—	—	—	—	532	$266,567
	2016	178,446	25,000	—	—	—	—	724	204,170
Nancie J. Smith Chairman of the Board and Secretary	2018	304,500	45,000	—	—	—	—	1,999	351,499
	2017	228,030	—	—	—	—	—	1,188	229,218
	2016	152,954	—	—	—	—	—	793	153,747

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of March 22, 2019, Ms. Smith owned 510 shares of common stock (51% of common stock outstanding) and Mr. Thatcher owned 490 shares of common stock (49% of common stock outstanding).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2018:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/17/30	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/15/29	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/14/26	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/19	$165 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$848 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$307 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$225 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$188 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/8/23	$73 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/19	$220 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/16/35	$303 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/16/35	$706 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$92 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$321 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$358 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 11/30/19	$193 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/1/21	$578 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/1/21	$284 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

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

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2018:

Station	Market	Affiliation	Expiration Date
KTVE	Monroe, LA-El Dorado, AR	NBC	1/16/27
KCIT and KCPN-LP	Amarillo, TX	FOX MNTV	5/1/28 5/1/28
WYOU	Wilkes Barre-Scranton, PA	CBS	5/19/28
KJTL and KJBO-LP	Wichita Falls, TX-Lawton, OK	FOX MNTV	6/1/28 6/1/28
KODE	Joplin, MO-Pittsburg, KS	ABC	4/24/21
KLRT/KASN	Little Rock-Pine Bluff, AR	FOX/The CW	1/1/22
WVNY	Burlington-Plattsburgh, VT	ABC	3/1/22
WAWV	Terre Haute, IN	ABC	5/9/22
KRBC	Abilene-Sweetwater, TX	NBC	6/13/22
KSAN	San Angelo, TX	NBC	6/13/22
WTVW	Evansville, IN	The CW/Bounce TV	11/1/22
KHMT	Billings, MT	FOX	12/31/22
KAMC	Lubbock, TX	ABC	12/31/22
KOLR	Springfield, MO	CBS	12/31/22
WUTR	Utica, NY	ABC	3/31/23
WFXP	Erie, PA	FOX	11/30/23
WTVO	Rockford, IL	ABC/MNTV	10/31/24
KFQX	Grand Junction, CO	FOX	6/13/22

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

We retained PricewaterhouseCoopers LLP to audit the Company’s Financial Statements for the years ended December 31, 2018, 2017 and 2016 and review the Financial Statements included in each of its Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the three years ended December 31, 2018 for these various services were:

	2018	2017	2016
Audit Fees (1)	$ 206,000	$ 203,000	$ 223,000
Audit Related Fees (2)	—	—	—
Tax Fees (3)	65,625	62,000	67,000
All Other Fees (4)	—	—	—
Total	271,625	265,000	290,000

(1)

“Audit Fees” are fees billed by PricewaterhouseCoopers LLP for professional services for the audit of the Financial Statements included in our Annual Report on Form 10-K and review of Financial Statements included in our Quarterly Reports on Form 10-Q, or for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	“Audit Related Fees” are fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our Financial Statements.
(3)	“Tax Fees” are fees billed by PricewaterhouseCoopers LLP for tax compliance and consulting.
(4)	“All Other Fees” are fees billed by PricewaterhouseCoopers LLP for any services not included in the first three categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Financial Statements. The Financial Statements of Mission Broadcasting, Inc. listed on the index on page F-1 have been included beginning on page F-3 of this Annual Report on Form 10-K.
(2)

Exhibits. The exhibits listed on the accompanying Index to Exhibits on this Annual Report on Form 10-K are filed, furnished or incorporated into this Annual Report on Form 10-K by reference, as applicable.

Item 16.	Form 10-K Summary

Not applicable.

INDEX TO EXHIBITS

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

10.5

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 1, dated as of July 19, 2017 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.6

Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto, as amended by that Amendment No. 2, dated as of October 26, 2018 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

10.7

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011).

10.8

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.9

Amended and Restated Executive Employment Agreement, dated as of July 1, 2017, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 13, 2017).

Exhibit No.	Exhibit Index

10.10

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02)

filed by Mission Broadcasting, Inc. on December 23, 2011).

10.11

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.12

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

10.15

Amendment to Option Agreement, dated as of November 15, 2014, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (WFXP) (Incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.16

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KHMT) (Incorporated by reference to Exhibit 10.66 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.17

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

10.20

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WYOU) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.21

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KJTL) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.22

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.23

Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.24

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.25

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012).

10.26

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.27

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

Exhibit No.	Exhibit Index

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

10.31

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.32

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.33

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.34

Amendment to Option Agreement, dated as of January 15, 2017, among Mission Broadcasting Inc. and Nexstar Broadcasting , Inc. (KTVE) (Incorporated by reference to Exhibit 10.76 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.35

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KCIT) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.36

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.37

Amendment to Time Brokerage Agreement, dated as of July 31, 1998, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.38

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.39

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP - WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.40

Second amendment to Time Brokerage Agreement, dated as of August 2, 2016, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET). (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.41

Shared Services Agreement entered into as of July 1, 2017 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.42

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

10.46

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

Exhibit No.	Exhibit Index

10.47

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.48

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

10.50

Extension of the Agreement for the Sale of Commercial Time, dated as of May 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV-TV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.51

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

10.54	Amendment to Agreement for Sale of Commercial Time, dated February 14, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK).*
10.55

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.56	Amendment to Agreement for Sale of Commercial Time, dated February 14, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL).*
10.57

Agreement for Sale of Commercial Time, dated April 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WUTR-WFXV). (Incorporated by reference to Exhibit 10.99 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.58

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

10.62

Agreement for the Sale of Commercial Time, dated as of January 15, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KTVE-TV) (Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

14.1

Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101	The Company’s Financial Statements and related Notes for the year ended December 31, 2018 from this Annual Report on Form 10-K, formatted in iXBRL (Inline eXtensible Business Reporting Language).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2019.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mission Broadcasting, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mission Broadcasting, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017, and the related statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 22, 2019

We have served as the Company's auditor since 1998.

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,798	$9,524
Accounts receivable, net of allowance for doubtful accounts of $222 and $128, respectively	12,857	14,717
Due from Nexstar Broadcasting, Inc.	77,521	92,920
Prepaid expenses and other current assets	1,130	2,070
Total current assets	102,306	119,231
Property and equipment, net	19,867	18,454
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	13,712	15,841
Deferred tax assets, net	3,485	1,508
Other noncurrent assets, net	936	1,137
Total assets	$216,595	$232,460
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,285	$2,314
Current portion of broadcast rights payable	325	986
Accounts payable	1,832	1,090
Accrued expenses	1,992	10,851
Accrued capital expenditures	1,251	-
Interest payable	152	771
Deferred rent	721	702
Total current liabilities	8,558	16,714
Debt	222,354	223,428
Other noncurrent liabilities	6,820	7,626
Total liabilities	237,732	247,768
Commitments and contingencies (Note 12)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2018 and December 31, 2017	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(21,137)	(15,308)
Total shareholders' deficit	(21,137)	(15,308)
Total liabilities and shareholders' deficit	$216,595	$232,460

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net broadcast revenue	$69,227	$70,592	$61,402
Revenue from Nexstar Broadcasting, Inc.	39,997	36,546	42,791
Net revenue	109,224	107,138	104,193
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	40,861	35,802	30,201
Selling, general and administrative expenses, excluding depreciation and amortization	4,965	4,153	3,549
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	55,650	35,500	18,000
Amortization of broadcast rights	1,584	5,645	5,567
Amortization of intangible assets	2,129	2,392	2,422
Depreciation	3,171	2,342	2,400
Reimbursement from the FCC related to station repack	(2,818)	-	-
Total operating expenses	105,542	85,834	62,139
Income from operations	3,682	21,304	42,054
Interest expense	(11,101)	(10,135)	(10,251)
Loss on extinguishment of debt	(452)	(2,133)	-
(Loss) income before income taxes	(7,871)	9,036	31,803
Income tax benefit (expense)	2,042	(3,400)	(12,337)
Net (loss) income	$(5,829)	$5,636	$19,466

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2018

(in thousands, except share information)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of December 31, 2015	1,000	1	(1)	(40,410)	(40,410)
Net income	-	-	-	19,466	19,466
Balances as of December 31, 2016	1,000	1	(1)	(20,944)	(20,944)
Net income	-	-	-	5,636	5,636
Balances as of December 31, 2017	1,000	1	(1)	(15,308)	(15,308)
Net loss	-	-	-	(5,829)	(5,829)
Balances as of December 31, 2018	1,000	1	(1)	(21,137)	(21,137)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(5,829)	$5,636	$19,466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(1,977)	4,451	11,032
Provision for bad debt	97	86	-
Depreciation of property and equipment	3,171	2,342	2,400
Amortization of intangible assets	2,129	2,392	2,422
Amortization of debt financing costs and debt discount	764	750	566
Amortization of broadcast rights, excluding barter	1,584	1,619	1,596
Payments for broadcast rights	(1,591)	(1,632)	(1,685)
Loss on asset disposal	4	75	168
Deferred gain recognition	(198)	(198)	(198)
Loss on extinguishment of debt	452	2,133	-
Spectrum repack reimbursements	(2,818)	-	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,763	(2,469)	(2,962)
Prepaid expenses and other current assets	282	(818)	6
Other noncurrent assets	8	(7)	(11)
Accounts payable, accrued expenses and deferred rent	(8,030)	4,255	1,804
Other noncurrent liabilities	(400)	(1,819)	(395)
Due from Nexstar Broadcasting, Inc.	15,399	(12,100)	(28,837)
Net cash provided by operating activities	4,810	4,696	5,372
Cash flows from investing activities:
Purchases of property and equipment	(4,044)	(700)	(241)
Spectrum repack reimbursements	2,818	-	-
Payment for acquisition	-	(800)	-
Proceeds from disposals of property and equipment	-	100	-
Net cash used in investing activities	(1,226)	(1,400)	(241)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	230,609	-
Repayments of long-term debt	(2,310)	(227,051)	(2,335)
Payments for debt financing costs	-	(3,804)	(683)
Net cash used in financing activities	(2,310)	(246)	(3,018)
Net increase in cash and cash equivalents	1,274	3,050	2,113
Cash and cash equivalents at beginning of period	9,524	6,474	4,361
Cash and cash equivalents at end of period	$10,798	$9,524	$6,474

Non-cash investing activities:
Accrued purchases of property and equipment	$1,251	$707	$-
Supplemental information:
Interest paid	$10,953	$9,639	$8,685
Income taxes paid, net of refunds	$221	$1,101	$1,307

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of December 31, 2018, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with ABC, FOX, NBC, CBS, The CW, MNTV and other broadcast television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”) provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 22, 2019, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 22, 2019, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2018, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2018 with Nexstar:

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

Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights, and network compensation revenue. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of the Company’s common stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

Characterization of SSA Fees

The Company presents the fees incurred pursuant to SSAs with Nexstar as an operating expense in the Company’s Statements of Operations. The Company’s decision to characterize the SSA fees in this manner is based on management’s conclusion that (1) the benefit the Company’s stations receive from the SSAs is sufficiently separate from the consideration paid to the Company from Nexstar under JSAs, (2) management can reasonably estimate the fair value of the benefit our stations receive under the SSAs, and (3) the SSA fees the Company pays to Nexstar do not exceed the estimated fair value of the benefits the Company’s stations receive.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, retransmission revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist primarily of billings to cable and satellite carriers for compensation associated with retransmission consent agreements. The Company maintains an allowance for doubtful accounts when necessary for estimated losses resulting from the inability of customers to make required payments. Management evaluates the collectability of accounts receivable based on a combination of factors, including customer payment history, known customer circumstances, the overall aging of customer balances and trends. In circumstances where management is aware of a specific customer’s inability to meet its financial obligations, an allowance is recorded to reduce the receivable amount to an amount estimated to be collectable.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash deposits are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits; however, the Company believes these deposits are maintained with financial institutions of reputable credit and are not subject to any unusual credit risk. A significant portion of the Company’s accounts receivable is due from cable or satellite operators. The Company does not require collateral from its customers but maintains reserves for potential credit losses. Management believes that the allowance for doubtful accounts is adequate, but if the financial condition of the Company’s retransmission carriers were to deteriorate, additional allowances may be required. The Company has not experienced significant losses related to receivables from individual customers or by geographical area.

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

The Company’s revenue is primarily derived from the sale of advertising by Nexstar under JSAs, and the compensation received from multichannel video programming distributors (“MVPDs”) and over-the-top video distributors (“OTTDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes revenue from Nexstar, retransmission compensation, and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). The lag between billing the customers and when the payment is due is not significant.

Revenue from Nexstar is directly correlated to the advertising revenue earned at the Company’s stations and is recognized, for the amount the Company is entitled to receive, when the television advertising spots are sold by Nexstar and the advertisements are broadcast on Mission stations or delivered on Mission’s television station websites. Television advertising contracts are short-term in nature and include a number of spots that are delivered over the term of the arrangement. The performance obligation for the broadcast of commercials (local, national and political advertising) is identified at the contract level as it represents a station’s promise to deliver an agreed number of spots, an agreed price per spot and other specifications. Each performance obligation is satisfied over time as the advertiser receives and consumes benefits when a station airs the advertiser’s commercial.

The Company’s retransmission consent agreements with MVPDs and OTTDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applied the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenues (retransmission compensation) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

The above revenue recognition policies are consistent with the Company’s historical accounting policies prior to the adoption of ASC 606.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the years ended December 31, 2017 and 2016, barter revenue (and the related barter expense) was $4.0 million for each year. The barter expense was included in amortization of broadcast rights in the accompanying Condensed Statement of Operations. As of December 31, 2017, the current barter assets (and the related current barter liabilities) were $0.6 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) were $0.5 million. On January 1, 2018, the Company recorded an adjustment to remove the offsetting balances of barter assets and barter liabilities.

Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $3.8 million during the year ended December 31, 2018. In addition, the current barter assets (and the related current barter liabilities) would have been $0.4 million, and the noncurrent barter assets (and the related noncurrent barter liabilities) would have been $0.2 million as of December 31, 2018.

The Company elected to utilize the practical expedient around costs incurred to obtain contracts due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, or (ii) contracts for which the sales- or usage-based royalty exception was applied, or (iii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

See Note 7 for additional disclosures on revenue from contracts with customers.

Broadcast Rights and Broadcast Rights Payable

The Company records broadcast rights contracts as an asset and a liability when the following criteria are met: (1) the license period has begun, (2) the cost of each program is known or reasonably determinable, (3) the program material has been accepted in accordance with the license agreement, and (4) the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of cash broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. The Company periodically evaluates the net realizable value, calculated using the average historical advertising rates for the programs or the time periods the programming will air, of cash broadcast rights and adjusts amortization in that quarter for any deficiency calculated.

Effective on January 1, 2018, the Company no longer recognizes barter broadcast rights and barter broadcast rights payable resulting from the exchange of advertising time for certain program material. See Revenue Recognition policy above for additional information.

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value at the date of acquisition through a business combination. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 5).

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

The Company aggregates its television stations into a single broadcast business reporting unit for purposes of goodwill impairment tests because of their similar economic characteristics. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using a discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

Determining the fair value of reporting units and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

The Company tests finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. The impairment test for finite-lived intangible assets consists of an asset (asset group) comparison of the carrying amount with its estimated undiscounted future cash flows. An impairment in the carrying amount of a finite-lived intangible asset is recognized when the expected discounted future operating cash flow derived from the operation to which the asset relates is less than its carrying value.

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2018 and 2017, debt financing costs related to the term loan of $3.9 million and $5.1 million, respectively, were presented as a direct deduction from the carrying amount of debt. Debt financing costs related to the revolving credit facility of $0.1 million at each of December 31, 2018 and 2017 were included in other noncurrent assets.

Comprehensive Income

Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2018, 2017 and 2016, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this standard and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. Upon adoption of this standard, the cumulative adjustment to the Company’s accumulated deficit as of January 1, 2018 for the cumulative effect of initially applying the new standard is not material. See Revenue Recognition above for the Company’s updated accounting policy and for expanded disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update are effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company has applied the change in accounting as of January 1, 2018. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.

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

New Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, lessees are required to recognize on the balance sheet a right-of-use asset and a lease liability arising from operating leases except for short-term contracts with original terms of twelve months or less. The new guidance also requires enhanced qualitative and quantitative disclosures in the notes to the financial statements and is expected to provide transparency of information and comparability among organizations. ASU 2016-02 and related amendments is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016–02 as of January 1, 2019 using the optional transition method. As such, the Company's reporting for the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The Company will apply certain practical expedients offered in the new lease guidance, such as no reassessment of whether expired or existing contracts contain leases, no re-evaluation of the classification of expired or existing leases and no reassessment of initial direct costs for existing leases. Upon adoption, the Company expects to record an increase in total assets and total liabilities by less than 5%.  Management does not expect the standard to have a material impact on its cash flows or results of operations.

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

3.  Acquisitions

2017 Acquisitions

Parker

On May 27, 2014, Mission assumed the rights, title and interest to an existing purchase agreement to acquire Parker Broadcasting of Colorado, LLC, the owner of television station KFQX, the FOX affiliate in the Grand Junction, Colorado market, for $4.0 million in cash. In connection with this assumption, Mission paid a deposit of $3.2 million on June 13, 2014. The acquisition was approved by the FCC in February 2017 and met all other customary conditions in March 2017. On March 31, 2017, Mission completed this acquisition and paid the remaining purchase price of $0.8 million, funded by cash on hand. The acquisition allowed Mission entrance into this market.

The fair values of the assets acquired and liabilities assumed were as follows (in thousands):

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. Monthly consideration under the SSA arrangements are flat fees subject to a 10.0% annual escalation. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2018:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/17/30	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/15/29	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/14/26	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/19	$165 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$848 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$307 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$225 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$188 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/8/23	$73 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/19	$220 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/16/35	$303 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/16/35	$706 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$92 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$321 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$358 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 11/30/19	$193 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/1/21	$578 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/1/21	$284 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

5.  Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2018	2017
Buildings and improvements	39	$8,396	$8,385
Land	N/A	1,632	1,632
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	36,074	38,697
Computer equipment	3-5	320	544
Furniture and fixtures	7	832	832
Vehicles	5	701	734
Construction in progress	N/A	5,423	989
		53,448	51,883
Less: accumulated depreciation		(33,581)	(33,429)
Property and equipment, net		$19,867	$18,454

The increase in property and equipment primarily relates to spectrum repack projects, routine purchases of property and equipment, less disposals.

In 2001, entities acquired by the Company sold certain of their telecommunications tower facilities for cash and then entered into noncancelable operating leases with the buyer for tower space. In connection with this transaction, a gain on the sale was deferred and is being recognized over the lease term which expires in May 2021. As of December 31, 2018 and 2017, the balance of deferred gain included $0.2 million and $0.4 million, respectively, in other noncurrent liabilities in the accompanying Balance Sheets and $0.2 million in other current liabilities as of each of the years then ended.

6.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2018			2017
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(73,153)	$13,095	$86,248	$(71,150)	$15,098
Other definite-lived intangible assets	1-15	15,681	(15,064)	617	15,681	(14,938)	743
Other intangible assets		$101,929	$(88,217)	$13,712	$101,929	$(86,088)	$15,841

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2018 or 2017.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2018 (in thousands):

2019	$1,919
2020	1,518
2021	1,517
2022	1,517
2023	1,444
Thereafter	5,797
$13,712

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2016	$34,039	$(1,550)	$32,489	$52,260	$(10,697)	$41,563
Acquisitions (See Note 3)	698	-	698	1,539	-	1,539
Balances as of December 31, 2017	34,737	(1,550)	33,187	53,799	(10,697)	43,102
Balances as of December 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

As discussed in Note 2, the Company has one broadcast business reporting unit for purposes of annual goodwill impairment review as of December 31, 2018. The Company’s annual impairment review of FCC licenses is performed at the station market level.

   In the fourth quarter of 2018, the company performed its annual impairment tests on goodwill and FCC licenses using the qualitative analysis approach and concluded that it was more likely than not that the fair values of the reporting units and FCC licenses would sufficiently exceed their respective carrying amounts.

7.  Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2018	2017
Term loan, net of financing costs and discount of $3,888 and $5,099, respectively	$224,639	$225,742
Less: current portion	(2,285)	(2,314)
	$222,354	$223,428

Senior Secured Credit Facility

On October 26, 2018, Mission amended its senior secured credit facility, which reduced the applicable margin portion of the interest rates of its term loan and revolving credit facility by 25 basis points and extended the maturity date of its revolving credit facility to October 26, 2023. The loan refinancing resulted in a loss on extinguishment of debt of $0.5 million, representing the write-off of unamortized debt financing costs.

As of December 31, 2018 and 2017, the Mission senior secured credit facility had $224.6 million and $225.7 million outstanding under its term loan, respectively, and no amounts outstanding under its revolving credit facility as of each of the years then ended.

The Mission term loan is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the year ended December 31, 2018, Mission repaid the scheduled maturities of $2.3 million of its term loan.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s term loan was 4.77% and 4.06% for the years ended December 31, 2018 and 2017, respectively. The interest rate on Mission’s revolving loan was 4.27% and 3.56% as of December 31, 2018 and 2017, respectively. Interest is payable periodically based on the type of interest rate selected. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Unused Commitments and Borrowing Availability

As of December 31, 2018, Mission had $3.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of Mission’s and Nexstar’s credit agreements, Mission may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to Mission.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes”) issued by Nexstar and the $275.0 million 6.125% senior unsecured notes due 2022 (the “6.125% Notes”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes and the 6.125% Notes. As of December 31, 2018, Nexstar had $888.2 million outstanding obligations under its 5.625% Notes, $273.4 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.278 billion under its senior secured credit facility, of which $1.289 billion in Term Loan B (due January 17, 2024) and $825.1 million in Term Loan A (due July 19, 2022) were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of December 31, 2018.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loan	$224,639	$220,450	$225,742	$231,580

         The fair value of the term loan is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

Debt Maturities

The maturities of the Company’s debt, excluding the unamortized discount and certain debt financing costs, as of December 31, 2018 are summarized as follows (in thousands):

2019	$2,285
2020	2,285
2021	2,285
2022	2,285
2023	2,285
Thereafter	217,102
$228,527

8.  Revenue

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

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. As of each of December 31, 2018 and January 1, 2018, the Company had no contract balances.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the years ended December 31, 2018, 2017 and 2016 under ASC 606. Comparative 2017 and 2016 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

	2018	2017	2016
Retransmission compensation	$68,365	$65,854	$56,802
Other	862	712	629
Barter revenue	-	4,026	3,971
Revenue from Nexstar	39,997	36,546	42,791
Net revenue	$109,224	$107,138	$104,193

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

The Company receives compensation from MVPDs and OTTDs in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. Under the Company’s historical accounting policy prior to the adoption of ASC 606, barter revenue (and the related barter expense) would have been $3.8 million during the year ended December 31, 2018.

9.  Common Stock

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2018 and 2017, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

10.  Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2018	2017	2016
Current tax (benefit) expense:
Federal	$(5)	$(1,355)	$545
State	(60)	304	760
	(65)	(1,051)	1,305
Deferred tax (benefit) expense:
Federal	(1,523)	4,140	9,844
State	(454)	311	1,188
	(1,977)	4,451	11,032
Income tax (benefit) expense	$(2,042)	$3,400	$12,337

The income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2018	2017	2016
Federal income tax at the statutory rate	$(1,653)	$3,162	$11,131
State and local taxes, net of federal benefit	(395)	410	1,265
Impact of federal tax rate reduction on deferred taxes	-	1,220	-
Impact of federal tax rate reduction on uncertain tax positions	-	(1,471)	-
Other	6	79	(59)
Income tax expense (benefit)	$(2,042)	$3,400	$12,337

In 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law which reduced the federal corporate income tax rate from 35% to 21%. In our Annual Report on Form 10-K for the year ended December 31, 2017, we reported a provisional effect of the Tax Act to our financial statements for that period. During the year ended December 31, 2018 the Company completed its accounting for the Tax Act. There were no material changes to the provisional amounts included in the Annual Report on Form 10-K for the year ended December 31, 2018.

The components of the net deferred tax asset were as follows, as of December 31 (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$12,808	$11,726
Rent	501	601
Other	5,139	2,621
Total deferred tax assets	18,448	14,948
Deferred tax liabilities:
Property and equipment	(1,721)	(2,141)
Goodwill	(4,888)	(4,300)
Other intangible assets	(833)	(901)
FCC licenses	(6,706)	(6,098)
Other	(815)	-
Total deferred tax liabilities	(14,963)	(13,440)
Net deferred tax assets	$3,485	$1,508

As of December 31, 2018, the Company’s reserve for uncertain tax positions totaled approximately $2.2 million. For the years ended December 31, 2018, 2017 and 2016 there were $2.2 million, $2.2 million and $3.7 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2018	2017	2016
Uncertain tax position liability at the beginning of the year	$2,206	$3,677	$3,677
Decreases related to tax positions taken during prior periods	-	(1,471)	-
Uncertain tax position liability at the end of the year	$2,206	$2,206	$3,677

While the Company does not anticipate any significant changes to the amount of liabilities for gross unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2018, 2017 and 2016, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2014. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2018, the Company has federal NOLs available of $57.1 million and post-apportionment state NOLs available of $14.1 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs generated prior to 2018 expire at various dates through 2033 if not utilized. NOLs generated beginning in years 2018 are subject to an overall limitation based on 80% of taxable income.  Any excess NOL carryover in a year beginning in 2018 has no expiration. These NOLs have an indefinite life carryover and utilization in any year will be limited to 80% of taxable income. The $3.4 million of NOL generated in 2018 would be subject to this limitation. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

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

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted in 2014 but was vacated by the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”)).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness.  The Reconsideration Order remains subject to appeals before the Third Circuit.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comment on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review are due in the second quarter of 2019.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their former channels, by deadlines which the FCC has established and which are no later than July 13, 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.95 billion, and the FCC has indicated that it expects those costs to rise. During the year ended December 31, 2018 and 2017, the Company spent a total of $3.9 million and $0.1 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. In 2018, the Company received $2.8 million in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Consolidated Statements of Operations and Comprehensive Income. There were no reimbursements received related to station repack in 2017. The Company cannot determine if the FCC will be able to fully reimburse the its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

12.  Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2018 (in thousands):

2019	$953
2020	375
2021	37
2022	2
$1,367

Operating Leases

The Company leases office space, vehicles, towers, antenna sites, studio and other operating equipment under noncancelable operating lease arrangements expiring through April 2032. Rent expense recorded in the Company’s Statements of Operations for such leases was $1.9 million during each of the years ended December 31, 2018, 2017 and 2016. Future minimum lease payments under these operating leases are as follows as of December 31, 2018 (in thousands):

2019	$2,433
2020	2,447
2021	1,507
2022	902
2023	934
Thereafter	5,733
$13,956

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of December 31, 2018, Nexstar had $273.4 million outstanding obligations under its 6.125% Notes due on February 15, 2022, had $888.2 million outstanding obligations under its 5.625% Notes due on August 1, 2024 and had a maximum commitment of $2.278 billion under its senior secured credit facility, of which $1.289 billion in Term Loan B and $825.1 million in Term Loan A were outstanding. Nexstar also has a $163.4 million revolving loan commitment, of which none was outstanding as of December 31, 2018. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on July 19, 2022.

On February 28, 2019, Nexstar prepaid $60.0 million of the outstanding principal balance under its Term Loan B.

Purchase Options Granted to Nexstar

In consideration of the guarantee of Mission’s bank credit facility by Nexstar Media Group, Inc. and its subsidiaries, Mission has granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission station, subject to FCC consent, for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Cash flow is defined as income or loss from operations, plus depreciation and amortization (including amortization of broadcast rights), interest income, nonrecurring expenses (including time brokerage agreement fees), network compensation payments received or receivable and corporate management fees, less payments for broadcast rights and network compensation revenue. Additionally, Mission’s shareholders have granted Nexstar an option to purchase any or all of the Company’s common stock, subject to FCC consent, for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without consent or approval by Mission or its shareholders. The Company expects these option agreements to be renewed upon expiration.

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

13. Employee Benefits

The Company has established a retirement savings plan (the “Plan”) under Section 401(k) of the Code. The Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $45,000, $23,000 and $20,000 to the Plan for the years ended December 31, 2018, 2017 and 2016, respectively.