Form 10-Q
period 2019-03-31
MISSION BROADCASTING INC
filed 2019-05-10
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

As of May 9, 2019, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share information, unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,583	$10,798
Accounts receivable, net of allowance for doubtful accounts of $236 and $222, respectively	15,448	12,857
Due from Nexstar Broadcasting, Inc.	77,158	77,521
Prepaid expenses and other current assets	721	1,130
Total current assets	98,910	102,306
Property and equipment, net	20,700	19,867
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	13,193	13,712
Deferred tax assets, net	4,322	3,485
Other noncurrent assets, net	7,021	936
Total assets	$220,435	$216,595
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,285	$2,285
Current portion of broadcast rights payable	300	325
Accounts payable	1,392	1,832
Interest payable	930	152
Accrued capital expenditures	1,801	1,251
Other accrued expenses	1,925	1,992
Current operating lease liabilities	1,878	721
Total current liabilities	10,511	8,558
Debt	221,956	222,354
Other noncurrent liabilities	11,563	6,820
Total liabilities	244,030	237,732
Commitments and contingencies (Note 10)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of March 31, 2019 and December 31, 2018	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(23,595)	(21,137)
Total shareholders' deficit	(23,595)	(21,137)
Total liabilities and shareholders' deficit	$220,435	$216,595

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net broadcast revenue	$19,407	$16,102
Revenue from Nexstar Broadcasting, Inc.	7,762	8,483
Net revenue	27,169	24,585
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	12,036	10,147
Selling, general and administrative expenses, excluding depreciation and amortization	991	1,216
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	14,575	13,250
Amortization of broadcast rights	383	412
Amortization of intangible assets	519	544
Depreciation	608	517
Reimbursement from the FCC related to station repack	(1,536)	-
Total operating expenses	27,576	26,086
Income from operations	(407)	(1,501)
Interest expense	(2,886)	(2,611)
Loss before income taxes	(3,293)	(4,112)
Income tax benefit	835	981
Net loss	$(2,458)	$(3,131)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three Months Ended March, 2019 and 2018

(in thousands, except share information, unaudited)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit

Balances as of December 31, 2018	1,000	1	(1)	(21,137)	(21,137)
Net loss	-	-	-	(2,458)	(2,458)
Balances as of March 31, 2019	1,000	1	(1)	(23,595)	(23,595)

Balances as of December 31, 2017	1,000	1	(1)	(15,308)	(15,308)
Net income	-	-	-	(3,131)	(3,131)
Balances as of March 31, 2018	1,000	1	(1)	(18,439)	(18,439)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,458)	$(3,131)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred income tax benefit	(837)	(1,006)
Provision for bad debt	13	24
Depreciation of property and equipment	608	517
Amortization of intangible assets	519	544
Amortization of debt financing costs and debt discount	176	193
Amortization of broadcast rights	383	412
Payments for broadcast rights	(391)	(422)
Other noncash credits, net	(50)	(49)
Spectrum repack reimbursements	(1,536)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,604)	(116)
Prepaid expenses and other current assets	314	142
Other noncurrent assets	340	(3)
Accounts payable, accrued expenses and deferred rent	(129)	(4,071)
Other noncurrent liabilities	-	(14)
Due from Nexstar Broadcasting, Inc.	363	2,920
Net cash used in operating activities	(5,289)	(4,060)
Cash flows from investing activities:
Purchases of property and equipment	(891)	(830)
Spectrum repack reimbursements	1,536	-
Net cash provided by (used in) investing activities	645	(830)
Cash flows from financing activities:
Repayments of long-term debt	(571)	(578)
Net cash used in financing activities	(571)	(578)
Net decrease in cash and cash equivalents	(5,215)	(5,468)
Cash and cash equivalents at beginning of period	10,798	9,524
Cash and cash equivalents at end of period	$5,583	$4,056

Supplemental information:
Interest paid	$1,932	$2,306
Income tax refund, net of taxes paid	$(236)	$-
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations(1)	$6,450	$-

(1)	Amounts for the three months ended March 31, 2019 pertains to the transition adjustment for the adoption of ASC 842.

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of March 31, 2019, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX, The CW, MNTV and other broadcast television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 22, 2019, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from May 9, 2019, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of March 31, 2019, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited Financial Statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Leases

As discussed in Recent Accounting Pronouncements below, the Company adopted the FASB issued ASU No. 2016-02, Leases (Topic 842) and all related amendments. ASC 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flow arising from leases.

The Company adopted this standard effective January 1, 2019 using the optional transition method. The most significant impact was the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for lease contracts prior to the adoption of ASC 842.

The Company has elected the ‘package of practical expedients’ permitted under the transition guidance within ASC 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize ROU assets or lease liabilities. The vast majority of the Company’s television station leases are comprised of fixed lease payments, with a small percentage of television station lease payments that are tied to a rate or index which may be subject to variability. For these leases, the calculation of the present value of future minimum lease payments is the base rate as of the later of (i) when the television station was acquired by the Company, or (ii) the commencement date of the lease agreement. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). These are not significant and the Company historically excluded these executory costs from its future minimum lease payments under its historical policy prior to the adoption of ASC 842. As such, the executory costs were excluded from the calculation of ROU assets and lease liabilities associated with operating leases upon transition. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date.

The Company recognized operating lease ROU assets on its Condensed Balance Sheet as of January 1, 2019 of $6.5 million, inclusive of the present value of remaining future operating lease payments of $11.0 million and reclassifications of certain operating lease related assets and liabilities under the Company’s historical accounting policy prior to the adoption of ASC 842 such as deferred rent, short-term prepaid expenses and other accruals. These are summarized in the table below (in thousands). The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019.

		ASC 842 Adoption Adjustments
		Present Value of Remaining	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease Right-of-Use Assets
Impact on Condensed Balance Sheets	December 31, 2018	Operating Lease Payments as of January 1, 2019	Deferred Rent	Other	Total	January 1, 2019
Prepaid expenses and other current assets	$1,130	$-	$-	$(77)	$(77)	$1,053
Other intangible assets, net	13,712	-	-	-	-	13,712
Other noncurrent assets, net	936	10,957	(4,175)	(332)	6,450	7,386
Total Assets	216,595	10,957	(4,175)	(409)	6,373	222,968
Other current liabilities	8,558	1,802	(531)	(198)	1,073	9,631
Other noncurrent liabilities	6,820	9,155	(3,644)	(211)	5,300	12,120
Total Liabilities	237,732	10,957	(4,175)	(409)	6,373	244,105

After transition to ASC 842, the Company determines if an arrangement is a lease at inception. The ROU assets arising from operating leases are included in other noncurrent assets, current operating lease liabilities and other noncurrent liabilities in the accompanying Condensed Balance Sheets. Operating lease ROU assets and operating lease liabilities that are recognized after the adoption of ASC 842 are based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and executory costs (not significant). The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company records its finance leases within property, plant and equipment, other current liabilities and other noncurrent liabilities on the accompanying Condensed Balance Sheets.

See Note 6 for additional disclosures on leases as of and for the three months ended March 31, 2019.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted this standard and all related amendments effective January 1, 2019 using the optional transition method. The standard had a material impact on the Company’s Condensed Balance Sheets but did not impact its operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019. See Leases above for the Company’s updated accounting policy and Note 6 for expanded disclosures.

New Accounting Standards Not Yet Adopted

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of March 31, 2019:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	March 31, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(73,641)	$12,607	$86,248	$(73,153)	$13,095
Other definite-lived intangible assets	1-15	15,681	(15,095)	586	15,681	(15,064)	617
Other intangible assets		$101,929	$(88,736)	$13,193	$101,929	$(88,217)	$13,712

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of March 31, 2019 (in thousands):

Remainder of 2019	$1,400
2020	1,518
2021	1,517
2022	1,517
2023	1,444
Thereafter	5,797
$13,193

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of March 31, 2019	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three months ended March 31, 2019, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loans, net of financing costs and discount of $3,715 and $3,888, respectively	$224,241	$224,639
Less: current portion	(2,285)	(2,285)
	$221,956	$222,354

2019 Transactions

Through March 31, 2019, Mission repaid scheduled maturities of $0.6 million under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

As of March 31, 2019, the Company had a $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes and the 6.125% Notes. As of March 31, 2019, Nexstar had $888.7 million of outstanding obligations under its 5.625% Notes, $273.6 million of outstanding obligations under its 6.125% Notes and a maximum commitment of $2.191 billion under its senior secured credit facility, of which $1.213 billion in Term Loan B and $815.0 million in Term Loan A were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of March 31, 2019.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$224,241	$224,011	$224,639	$220,450

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

6.  Leases

The Company as a Lessee

The company has operating leases for office space, tower facilities, antenna sites, studio and other real estate properties and equipment. The company’s leases have remaining lease terms of six months to 13 years, some of which may include options to extend the leases from five to 25 years, and some of which may include options to terminate the leases within one year. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of lease expense include $0.4 million of operating lease cost, inclusive of immaterial short-term and variable lease costs, included in Direct operating expenses, excluding depreciation and amortization, in the accompanying Condensed Statements of Operations.

The following table summarizes the components of our lease right-of-use assets and liabilities at March 31, 2019:

(In thousands)	Balance Sheet Classification	March 31, 2019
Operating Leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$6,163
Current lease liabilities	Current operating lease liabilities	$1,878
Noncurrent lease liabilities	Other noncurrent liabilities	$8,680

Other information related to leases as of March 31, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$539
Weighted Average Remaining Lease Term	8
Weighted Average Discount Rate	5.3%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Remainder of 2019	$1,818
2020	2,434
2021	1,494
2022	890
2023	922
Thereafter	5,732
Total future minimum lease payments	13,290
Less imputed interest	(2,733)
Total	$10,557

7.  Revenue

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Retransmission compensation	$19,104	$15,904
Other	303	198
Revenue from Nexstar	7,762	8,483
Net revenue	$27,169	$24,585

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

8.  Income Taxes

During the three months ended March 31, 2019, we recognized an income tax benefit of $0.8 million on a pre-tax book loss of $3.3 million resulting in an effective tax rate of 25.4% as compared to an income tax benefit of $1.0 million on pre-tax book loss of $4.1 million for the same period in 2018 resulting in an effective tax rate of 23.9%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax which resulted in a 1.4% increase in the effective tax rate between the two periods.

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

The 2016 Ownership Order reinstated a previously adopted rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA. Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under those JSAs until September 30, 2025.

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit denied a mandamus petition which had sought to stay their effectiveness. The Reconsideration Order remains subject to appeals before that court.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis. Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

Spectrum

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. Pursuant to federal legislation enacted in 2012, the FCC conducted an incentive auction for the purpose of making additional spectrum available to meet future wireless broadband needs. Under the auction statute and rules, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration, and certain wireless broadband providers and other entities submitted successful bids to acquire the relinquished television spectrum. Over the next several years, television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use.

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. None of the Company’s television stations accepted bids to relinquish their television channels. Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and will need to cease operating on their former channels, on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion and the FCC has indicated that it expects those costs to rise. During the three months ended March 31, 2019 and 2018, the Company spent a total of $0.8 million and $0.4 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three months ended March 31, 2019, the Company received $1.5 million in reimbursements from the FCC related to these expenditures which was recorded as operating income in the accompanying Condensed Statements of Operations. There were no reimbursements received related to station repack in 2018. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

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

Exclusivity/Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals, or the impact of these proposals if they are adopted.

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

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of March 31, 2019, Nexstar had $273.6 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $888.7 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and a maximum commitment of $2.191 billion under its senior secured credit facility, of which $1.213 billion in Term Loan B and $815.0 million in Term Loan A were outstanding. Nexstar also has a $163.4 million revolving loan commitment, of which no amount was outstanding as of March 31, 2019. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on October 26, 2023.

On April 29, 2019, Nexstar prepaid $30.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Condensed Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and related Notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Throughout this discussion, all references to “Mission,” “we,” “our,” “us” and the “Company” refer to Mission Broadcasting, Inc.

Overview of Operations

As of March 31, 2019, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW, MNTV and other broadcast television networks. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales and other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of March 31, 2019 with Nexstar:

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

Regulatory Developments

As a television broadcaster, we are highly regulated, and our operations require that we retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted an order on reconsideration that eliminated the rule. That elimination became effective on February 7, 2018, although the FCC’s November 2017 order on reconsideration remains the subject of pending court appeals. If we are ultimately required to amend or terminate our existing JSAs, we could have a reduction in revenue and increased costs if we are unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven of our stations have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. During the three months ended March 31, 2019 and 2018, the Company spent a total of $0.8 million and $0.4 million, respectively, in capital expenditures related to station repack. During the three months ended March 31, 2019, the Company received $1.5 million in reimbursements from the FCC related to these expenditures. There were no reimbursements received related to station repack in 2017. If the FCC fails to fully reimburse our repacking costs, we could have increased costs related to the repacking.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended March 31,
	2019	2018
Retransmission compensation	$19,104	$15,904
Other	303	198
Revenue from Nexstar	7,762	8,483
Net revenue	$27,169	$24,585

Results of Operations

The following table sets forth a summary of our operations (in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
Net revenue	$27,169	100.0	$24,585	100.0
Operating expenses (income):
Corporate expenses	465	1.7	505	2.1
Station direct operating expenses	12,036	44.3	10,147	41.3
Selling, general and administrative expenses, excluding corporate	526	1.9	711	2.9
Fees incurred pursuant to local service agreements with Nexstar	14,575	53.6	13,250	53.9
Depreciation	608	2.2	517	2.1
Amortization of intangible assets	519	1.9	544	2.2
Amortization of broadcast rights	383	1.4	412	1.7
Reimbursement from the FCC related to station repack	(1,536)	(5.7)	-	-
Total operating expenses	27,576		26,086
loss from operations	$(407)		$(1,501)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

Net revenue for the three months ended March 31, 2019 increased by $2.6 million, or 10.5%, from the same period in 2018.

Revenue from Nexstar was $7.8 million for the three months ended March 31, 2019, compared to $8.5 million for the same period in 2018, a decrease of $0.7 million, or 8.5%, as 2019 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $19.1 million for the three months ended March 31, 2019, compared to $15.9 million for the same period in 2018, an increase of $3.2 million, or 20.1%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were consistent at $0.5 million for the three months ended March 31, 2019 and 2018.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $12.5 million for the three months ended March 31, 2019, compared to $10.8 million for the same period in 2018, an increase of $1.7 million, or 15.7%. The increase was primarily due to network affiliation renewals and annual increases in our network affiliation costs of $1.9 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. The local service agreement fees for the three months ended March 31, 2019 were $14.6 million, compared to $13.3 million for the same period in 2018, or an increase of $1.3 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was consistent at $0.6 million for the three months ended March 31, 2019, compared to $0.5 million for the same period in 2018.

Amortization of intangible assets was consistent at $0.5 million for the three months ended March 31, 2019 and 2018.

Interest Expense

Interest expense was $2.9 million for the three months ended March 31, 2019, compared to $2.6 million for the same period in 2018, an increase of $0.3 million primarily due to an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Income Taxes

During the three months ended March 31, 2019, we recognized an income tax benefit of $0.8 million on a pre-tax book loss of $3.3 million resulting in an effective tax rate of 25.4% as compared to an income tax expense of $1.0 million on pre-tax book income of $4.1 million for the same period in 2018 resulting in an effective tax rate of 23.9%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax which resulted in a 1.4% increase in the effective tax rate between the two periods.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 22, 2019, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from May 9, 2019. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(5,289)	$(4,060)
Net cash provided by (used in) investing activities	645	(830)
Net cash used in financing activities	(571)	(578)
Net decrease in cash and cash equivalents	$(5,215)	$(5,468)
Cash paid for interest	$1,932	$2,306
Cash received from income tax refunds, net of cash paid for income taxes	$(236)	$-

	As of	As of
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$5,583	$10,798
Long-term debt including current portion	224,241	224,639
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $5.3 million during the three months ended March 31, 2019, compared to $4.1 million for the same period in 2018. The increase of $1.2 million was primarily due to a source of cash resulting from timing of accounts receivable collections of $5.1 million, partially offset by a $3.9 million decrease in the use of cash resulting from timing of payments to vendors.

Cash Flows – Investing Activities

Net cash flows provided by investing activities were $0.6 million during the three months ended March 31, 2019, compared to $0.8 million used by investing activities for the same period in 2018. The increase of $1.5 million was due to reimbursements from the FCC related to station repack of $1.5 million.

Cash Flows – Financing Activities

Net cash flows used in financing activities during the three months ended March 31, 2019 and 2018 were consistent at $0.6 million. We paid the scheduled principal maturities under our term loan of $0.6 million during each of the three months ended March 31, 2019 and 2018.

Our senior secured credit facility restricts but does not prohibit the payment of cash dividends to our shareholders.

Future Sources of Financing and Debt Service Requirements

As of March 31, 2019, we had total debt of $224.2 million which represented 111.8% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of March 31, 2019, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of March 31, 2019 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Senior secured credit facility	$227,956	$1,713	$4,571	$4,571	$217,101

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes and the 6.125% Notes. As of March 31, 2019, Nexstar had $888.7 million outstanding obligations under its 5.625% Notes, $273.6 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.191 billion under its senior secured credit facility, of which $1.213 billion in Term Loan B and $815.0 million in Term Loan A were outstanding.

On April 29, 2019, Nexstar prepaid $30.0 million of the outstanding principal balance under its term loans, funded by cash on hand.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 22, 2019. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of March 31, 2019, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of March 31, 2019, there have been no material changes to this information.

Leases

As discussed in Note 2, the Company adopted the FASB issued ASU No. 2016-02, Leases (Topic 842) and all related amendments. ASC 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The Company adopted this standard effective January 1, 2019 using the optional transition method. As a result, financial information for reporting periods beginning after January 1, 2019 is presented under ASC 842, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 842. The standard had a material impact on our Condensed Balance Sheets but did not impact our operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 2 to the Condensed Financial Statements in Part I, Item 1 of this Form 10-Q for the Company’s updated accounting policy on leases.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. The Company’s exposures to market risk did not change materially since December 31, 2018.

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.74% as of March 31, 2019, and the interest rate on the revolving credit facility was 3.99%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its March 31, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of March 31, 2019. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of March 31, 2019, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended March 31, 2019, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended March 31, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language) *

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

Dated: May 9, 2019