Form 10-Q
period 2019-06-30
MISSION BROADCASTING INC
filed 2019-08-13
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s Telephone Number, Including Area Code: (440) 526-2227

Former name, former address and former fiscal year, if changed since last report:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Note: The registrant is a voluntary filer and is not subject to the filing requirements. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 12, 2019, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,970	$10,798
Accounts receivable, net of allowance for doubtful accounts of $249 and $222, respectively	14,236	12,857
Due from Nexstar Broadcasting, Inc.	69,273	77,521
Prepaid expenses and other current assets	621	1,130
Total current assets	93,100	102,306
Property and equipment, net	22,167	19,867
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Other intangible assets, net	12,702	13,712
Deferred tax assets, net	5,342	3,485
Other noncurrent assets, net	6,654	936
Total assets	$216,254	$216,595
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,285	$2,285
Current portion of broadcast rights payable	297	325
Accounts payable	1,390	1,832
Interest payable	829	152
Accrued capital expenditures	1,823	1,251
Other accrued expenses	1,892	1,992
Current operating lease liabilities	1,925	721
Total current liabilities	10,441	8,558
Debt	221,560	222,354
Other noncurrent liabilities	10,842	6,820
Total liabilities	242,843	237,732
Commitments and contingencies (Note 10)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of June 30, 2019 and December 31, 2018	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(26,589)	(21,137)
Total shareholders' deficit	(26,589)	(21,137)
Total liabilities and shareholders' deficit	$216,254	$216,595

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net broadcast revenue	$18,910	$17,606	$38,317	$33,763
Revenue from Nexstar Broadcasting, Inc.	8,262	9,058	16,024	17,486
Net revenue	27,172	26,664	54,341	51,249
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	11,995	10,013	24,031	20,160
Selling, general and administrative expenses, excluding depreciation and amortization	998	1,112	1,989	2,328
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	14,575	13,250	29,150	26,500
Amortization of broadcast rights	369	409	752	821
Amortization of intangible assets	491	540	1,010	1,084
Depreciation	620	504	1,228	1,021
Reimbursement from the FCC related to station repack	(764)	(187)	(2,300)	(187)
Total operating expenses	28,284	25,641	55,860	51,727
(Loss) Income from operations	(1,112)	1,023	(1,519)	(478)
Interest expense	(2,898)	(2,739)	(5,784)	(5,350)
Loss before income taxes	(4,010)	(1,716)	(7,303)	(5,828)
Income tax benefit	1,016	425	1,851	1,406
Net loss	$(2,994)	$(1,291)	$(5,452)	$(4,422)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands, except share information, unaudited)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of March 31, 2019	1,000	$1	$(1)	$(23,595)	$(23,595)
Net loss	-	-	-	(2,994)	(2,994)
Balances as of June 30, 2019	1,000	$1	$(1)	$(26,589)	$(26,589)

Balances as of March 31, 2018	1,000	$1	$(1)	$(18,439)	$(18,439)
Net loss	-	-	-	(1,291)	(1,291)
Balances as of June 30, 2018	1,000	$1	$(1)	$(19,730)	$(19,730)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit

Balances as of December 31, 2018	1,000	$1	$(1)	$(21,137)	$(21,137)
Net loss	-	-	-	(5,452)	(5,452)
Balances as of June 30, 2019	1,000	$1	$(1)	$(26,589)	$(26,589)

Balances as of December 31, 2017	1,000	$1	$(1)	$(15,308)	$(15,308)
Net loss	-	-	-	(4,422)	(4,422)
Balances as of June 30, 2018	1,000	$1	$(1)	$(19,730)	$(19,730)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,452)	$(4,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(1,857)	(1,458)
Provision for bad debt	27	48
Depreciation of property and equipment	1,228	1,021
Amortization of intangible assets	1,010	1,084
Amortization of debt financing costs and debt discount	354	386
Amortization of broadcast rights	752	821
Payments for broadcast rights	(752)	(817)
Other noncash credits, net	(511)	(99)
Spectrum repack reimbursements from the FCC	(2,300)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(1,406)	1,726
Prepaid expenses and other current assets	404	80
Other noncurrent assets	91	(3)
Accounts payable	(442)	722
Accrued expenses and other current liabilities	577	(8,221)
Other noncurrent liabilities	-	(217)
Due from Nexstar Broadcasting, Inc.	8,248	8,051
Net cash used in operating activities	(29)	(1,485)
Cash flows from investing activities:
Purchases of property and equipment	(2,956)	(512)
Spectrum repack reimbursements from the FCC	2,300	187
Net cash used in investing activities	(656)	(325)
Cash flows from financing activities:
Repayments of long-term debt	(1,143)	(1,157)
Net cash used in financing activities	(1,143)	(1,157)
Net decrease in cash and cash equivalents	(1,828)	(2,967)
Cash and cash equivalents at beginning of period	10,798	9,524
Cash and cash equivalents at end of period	$8,970	$6,557

Supplemental information:
Interest paid	$4,752	$4,845
Income tax (refunded) paid, net	$(226)	$105
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,823	$1,126
Right-of-use assets obtained in exchange for operating lease obligations (1)	$6,450	$-

The accompanying Notes are an integral part of these Condensed Financial Statements.

(1)   The entire amount represents transition adjustment for the adoption of ASC 842.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of June 30, 2019, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX, The CW and other broadcast television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 22, 2019, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from August 12, 2019, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of June 30, 2019, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited Financial Statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Leases

As discussed in the “Recent Accounting Pronouncements” Section below, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and all related amendments issued by the Financial Accounting Standards Board (“FASB”). Accounting Standards Codification (“ASC”) 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flow arising from leases.

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

The Company has elected the “package of practical expedients” permitted under the transition guidance within ASC 842, which permits the Company to carry forward the historical lease classification and not reassess whether any expired or existing contracts are or contain leases. In addition, the Company is not required to reassess initial direct costs for any existing leases. The Company did not elect the land easements and the use of hindsight practical expedients in determining the lease term for existing leases. ASC 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize ROU assets or lease liabilities. The vast majority of the Company’s television station leases are comprised of fixed lease payments, with a small percentage of television station lease payments that are tied to a rate or index which may be subject to variability. For these leases, the calculation of the present value of future minimum lease payments is the base rate as of the later of (i) when the television station was acquired by the Company, or (ii) the commencement date of the lease agreement. Certain real estate leases also include executory costs such as common area maintenance (non-lease component), as well as property insurance and property taxes (non-components). These are not significant and the Company historically excluded these executory costs from its future minimum lease payments under its historical policy prior to the adoption of ASC 842. As such, the executory costs were excluded from the calculation of ROU assets and lease liabilities associated with operating leases upon transition. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On January 1, 2019, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date.

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

After transition to ASC 842, the Company determines if an arrangement is a lease at inception. The ROU assets arising from operating leases are included in other noncurrent assets, current operating lease liabilities and other noncurrent liabilities in the accompanying Condensed Balance Sheets. Operating lease ROU assets and operating lease liabilities that are recognized after the adoption of ASC 842 are based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and executory costs (not significant). The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company will record its finance leases within property, plant and equipment, other current liabilities and other noncurrent liabilities on the accompanying Condensed Balance Sheets.

See Note 6 for additional disclosures on leases as of June 30, 2019.

Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, broadcast rights payable, accounts payable and accrued expenses approximate fair value due to their short-term nature. See Note 5 for fair value disclosures related to the Company’s debt.

Basis of Presentation

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss or shareholders’ deficit as previously reported.

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

3.  Local Service Agreements with Nexstar

The Company has entered into local service agreements with Nexstar to provide sales and/or operating services to all of its stations. For the stations with a shared services agreement (“SSA”), the Nexstar station in the market provides certain services including news production, technical maintenance and security, in exchange for monthly payments to Nexstar. For each station with which the Company has entered into an SSA, it has also entered into a joint sales agreement (“JSA”), whereby Nexstar sells certain advertising time of the station and retains a percentage of the related revenue. For the stations with a time brokerage agreement (“TBA”), Nexstar programs most of the station’s broadcast time, sells the station’s advertising time and retains the advertising revenue it generates in exchange for monthly payments to Mission, based on the station’s monthly operating expenses. JSA and TBA fees generated from Nexstar under the agreements are reported as “Revenue from Nexstar Broadcasting, Inc.” and SSA fees incurred by Mission under the agreements are reported as “Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.” in the accompanying Condensed Statements of Operations.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with Federal Communications Commission (“FCC”) regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of June 30, 2019:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	June 30, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(74,100)	$12,148	$86,248	$(73,153)	$13,095
Other definite-lived intangible assets	1-15	15,681	(15,127)	554	15,681	(15,064)	617
Other intangible assets		$101,929	$(89,227)	$12,702	$101,929	$(88,217)	$13,712

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of June 30, 2019 (in thousands):

Remainder of 2019	$909
2020	1,518
2021	1,517
2022	1,517
2023	1,444
Thereafter	5,797
$12,702

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of June 30, 2019	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and six months ended June 30, 2019, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loans, net of financing costs and discount of $3,539 and $3,888, respectively	$223,845	$224,639
Less: current portion	(2,285)	(2,285)
	$221,560	$222,354

2019 Transactions

Through June 30, 2019, Mission repaid scheduled maturities of $1.1 million under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

As of June 30, 2019, the Company had a $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2019, Nexstar had $889.1 million of outstanding obligations under its 5.625% Notes, $273.7 million of outstanding obligations under its 6.125% Notes and a maximum commitment of $2.084 billion under its senior secured credit facility, of which $1.116 billion in Term Loan B and $804.9 million in Term Loan A were outstanding.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of June 30, 2019.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$223,845	$225,314	$224,639	$220,450

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

6.  Leases

The Company as a Lessee

The Company has operating leases for office space, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of 3 months to 13 years, some of which may include options to extend the leases from five to 25 years, and some of which may include options to terminate the leases within one year. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of lease expense during the three and six months ended June 30, 2019 include $0.4 million and $0.9 million, respectively, of operating lease cost, inclusive of immaterial short-term and variable lease costs, included in Direct operating expenses, excluding depreciation and amortization, in the accompanying Condensed Statements of Operations.

The following table summarizes the components of our lease right-of-use assets and liabilities at June 30, 2019:

(In thousands)	Balance Sheet Classification	June 30, 2019
Operating Leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$5,872
Current lease liabilities	Current operating lease liabilities	$1,925
Noncurrent lease liabilities	Other noncurrent liabilities	$8,032

Other information related to leases as of June 30, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,274
Weighted Average Remaining Lease Term	8
Weighted Average Discount Rate	5.3%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Remainder of 2019	$1,083
2020	2,434
2021	1,494
2022	890
2023	922
Thereafter	5,732
Total future minimum lease payments	12,555
Less imputed interest	(2,599)
Total	$9,956

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

7.  Revenue

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retransmission compensation	$18,604	$17,231	$37,708	$33,135
Other	306	375	609	628
Revenue from Nexstar	8,262	9,058	16,024	17,486
Net revenue	$27,172	$26,664	$54,341	$51,249

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

The Company receives compensation from multichannel video programming distributors (“MVPDs”) and online video distributors (“OVDs”) in return for the consent to the retransmission of the signals of its television stations. Retransmission compensation is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

8.  Income Taxes

During the three months ended June 30, 2019, the Company recognized an income tax benefit of $1.0 million on a pre-tax book loss of $4.0 million resulting in an effective tax rate of 25.3% as compared to an income tax benefit of $0.4 million on a pre-tax book loss of $1.7 million for the same period in 2018 resulting in an effective tax rate of 24.8%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax which resulted in a 1.11% increase in the effective tax rate between the two periods.

During the six months ended June 30, 2019, the Company recognized an income tax benefit of $1.9 million on a pre-tax book loss of $7.3 million resulting in an effective tax rate of 25.3% as compared to an income tax benefit of $1.4 million on a pre-tax book income of $5.8 million for the same period in 2018 resulting in an effective tax rate of 24.1%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax, which resulted in a 1.11% increase in the effective tax rate between the two periods.

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

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comments on all aspects of the local television ownership rules’ implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019.

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels, and must cease operating on their former channels, on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the three and six months ended June 30, 2019, the Company spent a total of $1.9 million and $2.7 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and six months ended June 30, 2018, the Company spent a total of $0.8 million and $1.2 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and six months ended June 30, 2019, the Company received $0.8 million and $2.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. During the three and six months ended June 30, 2018, the Company received $0.2 million in reimbursements from the FCC related to these expenditures which was recorded as operating income in the accompanying Condensed Statements of Operations. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

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

Further, certain OVDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

10.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 6.125% Notes and Nexstar’s 5.625% Notes.

The 6.125% Notes and the 5.625% Notes are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 6.125% Notes and the 5.625% Notes. As of June 30, 2019, Nexstar had $273.7 million outstanding obligations under its 6.125% Notes due on February 15, 2022, $889.1 million outstanding obligations under its 5.625% Notes due on August 1, 2024, and a maximum commitment of $2.084 billion under its senior secured credit facility, of which $1.116 billion in Term Loan B and $804.9 million in Term Loan A were outstanding. Nexstar also has a $163.4 million revolving loan commitment, of which no amount was outstanding as of June 30, 2019. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on October 26, 2023.

On July 3, 2019, Nexstar Escrow, Inc., a wholly owned indirect subsidiary of Nexstar (“Nexstar Escrow”), completed the sale and issuance of $1.120 billion 5.625% Senior Unsecured Notes due 2027 (the “5.625% Notes due 2027”) at par. The proceeds of the 5.625% Notes due 2027 was deposited in a segregated escrow account and, upon satisfaction of certain escrow condition, will be used by Nexstar to partially fund its merger with Tribune Media Company (“Tribune”). Prior to the consummation of the Nexstar and Tribune merger, the 5.625% Notes due 2027 will not be guaranteed, but will be secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following satisfaction of the escrow conditions, the 5.625% Notes due 2027 will be senior unsecured obligations of Nexstar and will be guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions.

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

Overview of Operations

As of June 30, 2019, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW and other broadcast television networks. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of June 30, 2019 with Nexstar:

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

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and OVDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games.

We earn revenues from distributors including local cable providers, direct broadcast satellite services and other MVPDs and OVDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission area. We have been successful at negotiating favorable pricing with distributors, as well as signing retransmission agreements with additional distributors, driving significant revenue gains over the last few years.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retains or renews a variety of government approvals and complies with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, however, the FCC adopted its Reconsideration Order that eliminated the rule. That elimination became effective on February 7, 2018, although the Reconsideration Order remains the subject of pending court appeals. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company have been assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable. During the three and six months ended June 30, 2019, the Company spent a total of $0.8 million and $2.7 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the Condensed Balance Sheets. During the three and six months ended June 30, 2018, the Company spent a total of $0.4 million and $2.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and six months ended June 30, 2019, the Company received $0.8 million and $2.3 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. During the three and six months ended June 30, 2018, the Company received $0.2 million in reimbursements from the FCC related to these expenditures which was recorded as operating income in the accompanying Condensed Statements of Operations. As of June 30, 2019, approximately $10.0 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repacking.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Retransmission compensation	$18,604	$17,231	$37,708	$33,135
Other	306	375	609	628
Revenue from Nexstar	8,262	9,058	16,024	17,486
Net revenue	$27,172	$26,664	$54,341	$51,249

Results of Operations

The following table sets forth a summary of our operations (dollars in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$27,172	100.0	$26,664	100.0	54,341	100.0	51,249	100.0
Operating expenses (income):
Corporate expenses	418	1.5	448	1.7	883	1.6	953	1.9
Station direct operating expenses	11,995	44.1	10,013	37.6	24,031	44.2	20,160	39.3
Selling, general and administrative expenses, excluding corporate	580	2.1	664	2.5	1,106	2.0	1,375	2.7
Fees incurred pursuant to local service agreements with Nexstar	14,575	53.6	13,250	49.7	29,150	53.6	26,500	51.7
Depreciation	620	2.3	504	1.9	1,228	2.3	1,021	2.0
Amortization of intangible assets	491	1.8	540	2.0	1,010	1.9	1,084	2.1
Amortization of broadcast rights	369	1.4	409	1.5	752	-	821	1.6
Reimbursement from the FCC related to station repack	(764)	(2.8)	(187)	(0.7)	(2,300)	(4.2)	(187)	-
Total operating expenses	28,284		25,641		55,860		51,727
(Loss) Income from operations	$(1,112)		$1,023		$(1,519)		$(478)

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

Net revenue for the three months ended June 30, 2019 increased by $0.5 million, or 1.9%, from the same period in 2018.

Revenue from Nexstar was $8.3 million for the three months ended June 30, 2019, compared to $9.1 million for the same period in 2018, a decrease of $0.8 million, or 8.8%, as 2019 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $18.6 million for the three months ended June 30, 2019, compared to $17.2 million for the same period in 2018, an increase of $1.4 million, or 8.0%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were consistent at $0.4 million for the three months ended June 30, 2019 and 2018.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $12.6 million for the three months ended June 30, 2019, compared to $10.7 million for the same period in 2018, an increase of $1.9 million, or 17.8%. The increase was primarily due to network affiliation renewals and annual increases in our network affiliation costs of $2.0 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. The local service agreement fees for the three months ended June 30, 2019 were $14.6 million, compared to $13.3 million for the same period in 2018, or an increase of $1.3 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was consistent at $0.6 million for the three months ended June 30, 2019, compared to $0.5 million for the same period in 2018.

Amortization of intangible assets was consistent at $0.5 million for the three months ended June 30, 2019 and 2018.

Interest Expense

Interest expense was $2.9 million for the three months ended June 30, 2019, compared to $2.7 million for the same period in 2018, an increase of $0.2 million primarily due to an increasing trend in the London Interbank Offered Rate (“LIBOR”).

Income Taxes

During the three months ended June 30, 2019, we recognized an income tax benefit of $1.0 million on a pre-tax book loss of $4.0 million resulting in an effective tax rate of 25.3% as compared to an income tax benefit of $0.4 million on a pre-tax book loss of $1.7 million for the same period in 2018 resulting in an effective tax rate of 24.8%. The increase in the effective tax rate between the two periods was primarily related to changes in the Texas Margin tax which resulted in a 1.1% increase in the effective tax rate between the two periods.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

Net revenue for the six months ended June 30, 2019 decreased by $3.1 million, or 6.0%, from the same period in 2018.

Revenue from Nexstar was $16.0 million for the six months ended June 30, 2019, compared to $17.5 million for the same period in 2018, a decrease of $1.5 million, or 8.4%, as 2019 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $37.7 million for the six months ended June 30, 2019, compared to $33.1 million for the same period in 2018, an increase of $4.6 million, or 13.8%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses were $0.9 million for the six months ended June 30, 2019, compared to $1.0 million for the same period in 2018, a decrease of $0.1 million, or 7.3%.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $25.1 million for the six months ended June 30, 2019, compared to $21.6 million for the same period in 2018, an increase of $3.5 million, or 16.2%. The increase was primarily due to network affiliation renewals and annual increases in our network affiliation costs of $3.9 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $29.2 million for the six months ended June 30, 2019, compared to $26.5 million for the same period in 2018, an increase of $2.7 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was consistent at $1.2 million for the six months ended June 30, 2019, compared to $1.0 million in the same period in 2018.

Amortization of intangible assets was consistent at $1.0 million for the six months ended June 30, 2019, compared to $1.1 million in the same period in 2018.

Interest Expense

Interest expense was $5.8 million for the six months ended June 30, 2019, compared to $5.4 million for the same period in 2018, an increase of $0.4 million primarily due to an increasing trend in LIBOR.

Income Taxes

During the six months ended June 30, 2019, we recognized an income tax benefit of $1.9 million on a pre-tax book loss of $7.3 million resulting in an effective tax rate of 25.3% as compared to an income tax benefit of $1.4 million on a pre-tax book loss of $5.8 million for the same period in 2018 resulting in an effective tax rate of 24.1%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax which resulted in a 1.1% increase in the effective tax rate between the two periods.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 22, 2019, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from August 12, 2019. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(29)	$(1,485)
Net cash used in investing activities	(656)	(325)
Net cash used in financing activities	(1,143)	(1,157)
Net decrease in cash and cash equivalents	$(1,828)	$(2,967)
Cash paid for interest	$4,752	$4,845
Cash (paid) received from income tax refunds, net of cash paid for income taxes	$(226)	$105

	As of	As of
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$8,970	$10,798
Long-term debt including current portion	223,845	224,639
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $29 thousand during the six months ended June 30, 2019, compared to net cash flows used in operating activities of $1.5 million for the same period in 2018. The decrease of $1.46 million was primarily due to a $7.7 million decrease in the use of cash resulting from timing of payments to vendors, partially offset by a source of cash resulting from timing of accounts receivable collections of $3.1 million.

Cash Flows – Investing Activities

Net cash flows used in investing activities were $0.7 million during the six months ended June 30, 2019, compared to $0.3 million for the same period in 2018. During the six months ended June 30, 2019, we paid $3.0 million in capital expenditures, an increase of $2.5 million compared to the same period in 2018, primarily related to station repacking costs.

Cash Flows – Financing Activities

Net cash flows used in financing activities during the six months ended June 30, 2019 and 2018 were consistent at $1.1 million. We paid the scheduled principal maturities under our term loan of $1.1 million during each of the six months ended June 30, 2019 and 2018.

Future Sources of Financing and Debt Service Requirements

As of June 30, 2019, we had total debt of $223.8 million which represented 113.5% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of June 30, 2019, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of June 30, 2019 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Senior secured credit facility	$227,384	$1,142	$4,570	$4,570	$217,102

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

The 5.625% Notes and the 6.125% Notes are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes, and the 6.125% Notes. As of June 30, 2019, Nexstar had $889.1 million outstanding obligations under its 5.625% Notes, $273.7 million outstanding obligations under its 6.125% Notes and a maximum commitment of $2.084 billion under its senior secured credit facility, of which $1.116 billion in Term Loan B and $804.9 million in Term Loan A were outstanding.

On July 3, 2019, Nexstar Escrow completed the sale and issurance of $1.120 billion 5.625% Notes due 2027 at par. The proceeds of the 5.625% Notes due 2027 was deposited in a segregated escrow account and, upon satisfaction of certain escrow condition, will be used by Nexstar to partially fund its merger with Tribune. Prior to the consummation of the Nexstar and Tribune merger, the 5.625% Notes due 2027 will not be guaranteed, but will be secured by a first-priority security interest in the escrow account and all deposits and investment property therein. Following satisfaction of the escrow conditions, the 5.625% Notes due 2027 will be senior unsecured obligations of Nexstar and will be guaranteed by Nexstar, Mission and certain of Nexstar’s and Mission’s future wholly-owned subsidiaries, subject to certain customary release provisions.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 22, 2019. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes and 6.125% Notes contain restrictive covenants customary for borrowing arrangements of these types. As of June 30, 2019, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes and 6.125% Notes.

No Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of June 30, 2019, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.65% as of June 30, 2019, and the interest rate on the revolving credit facility was 3.90%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its June 30, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of June 30, 2019. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of June 30, 2019, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended June 30, 2019, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
10.3

KJTL Amendment to Agreement for Sale of Commercial Time between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 7, 2019).

10.4

KCIT Amendment to Agreement for Sale of Commercial Time between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 10-Q (File No. 000-50478) filed by Nexstar Media Group, Inc. on August 7, 2019).

31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350 *
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended June 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language) *

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

Dated: August 12, 2019