Form 10-Q
period 2019-09-30
MISSION BROADCASTING INC
filed 2019-11-12
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0388022
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
901 Indiana Ave, Suite 375, Wichita Falls, Texas	76301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (940) 228-7861

Former name, former address and former fiscal year, if changed since last report:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 8, 2019, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

		Page
PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Mine Safety Disclosures	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

MISSION BROADCASTING, INC.

CONDENSED BALANCE SHEETS

(in thousands, except for share and per share information, unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,254	$10,798
Accounts receivable, net of allowance for doubtful accounts of $222 and $222, respectively	14,728	12,857
Due from Nexstar Broadcasting, Inc.	69,606	77,521
Prepaid expenses and other current assets	622	1,130
Total current assets	88,210	102,306
Property and equipment, net	22,549	19,867
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Network affiliation agreements, net	11,688	13,095
Other intangible assets, net	523	617
Deferred tax assets, net	6,364	3,485
Other noncurrent assets, net	6,295	936
Total assets	$211,918	$216,595
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current portion of debt	$2,285	$2,285
Current portion of broadcast rights payable	318	325
Accounts payable	28	1,832
Interest payable	767	152
Accrued capital expenditures	1,420	1,251
Other accrued expenses	3,320	1,992
Current operating lease liabilities	1,966	721
Total current liabilities	10,104	8,558
Debt	221,169	222,354
Other noncurrent liabilities	10,334	6,820
Total liabilities	241,607	237,732
Commitments and contingencies (Note 10)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of September 30, 2019 and December 31, 2018	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(29,689)	(21,137)
Total shareholders' deficit	(29,689)	(21,137)
Total liabilities and shareholders' deficit	$211,918	$216,595

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net broadcast revenue	$18,802	$17,838	$57,119	$51,601
Revenue from Nexstar Broadcasting, Inc.	8,231	10,018	24,255	27,504
Net revenue	27,033	27,856	81,374	79,105
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	12,312	10,426	36,343	30,586
Selling, general and administrative expenses, excluding depreciation and amortization	1,195	1,108	3,184	3,436
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	16,032	14,575	45,182	41,075
Amortization of broadcast rights	367	383	1,119	1,204
Amortization of intangible assets	491	522	1,501	1,606
Depreciation	645	508	1,873	1,529
Reimbursement from the FCC related to station repack	(2,677)	(580)	(4,977)	(767)
Total operating expenses	28,365	26,942	84,225	78,669
(Loss) Income from operations	(1,332)	914	(2,851)	436
Interest expense	(2,794)	(2,864)	(8,578)	(8,214)
Loss before income taxes	(4,126)	(1,950)	(11,429)	(7,778)
Income tax benefit	1,026	268	2,877	1,674
Net loss	$(3,100)	$(1,682)	$(8,552)	$(6,104)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands, except share information, unaudited)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of June 30, 2019	1,000	$1	$(1)	$(26,589)	$(26,589)
Net loss	-	-	-	(3,100)	(3,100)
Balances as of September 30, 2019	1,000	$1	$(1)	$(29,689)	$(29,689)

Balances as of June 30, 2018	1,000	$1	$(1)	$(19,730)	$(19,730)
Net loss	-	-	-	(1,682)	(1,682)
Balances as of September 30, 2018	1,000	$1	$(1)	$(21,412)	$(21,412)

					Total
	Common Stock		Subscription	Accumulated	Shareholders'
	Shares	Amount	Receivable	Deficit	Deficit

Balances as of December 31, 2018	1,000	$1	$(1)	$(21,137)	$(21,137)
Net loss	-	-	-	(8,552)	(8,552)
Balances as of September 30, 2019	1,000	$1	$(1)	$(29,689)	$(29,689)

Balances as of December 31, 2017	1,000	$1	$(1)	$(15,308)	$(15,308)
Net loss	-	-	-	(6,104)	(6,104)
Balances as of September 30, 2018	1,000	$1	$(1)	$(21,412)	$(21,412)

The accompanying Notes are an integral part of these Condensed Financial Statements.

MISSION BROADCASTING, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,552)	$(6,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(2,879)	(1,685)
Provision for bad debt	118	72
Depreciation of property and equipment	1,873	1,529
Amortization of intangible assets	1,501	1,606
Amortization of debt financing costs and debt discount	537	587
Amortization of broadcast rights	1,119	1,204
Payments for broadcast rights	(1,113)	(1,202)
Other noncash credits, net	(534)	(149)
Spectrum repack reimbursements from the FCC	(4,977)	(767)
Changes in operating assets and liabilities:
Accounts receivable	(1,989)	(340)
Prepaid expenses and other current assets	416	92
Other noncurrent assets	5	(28)
Accounts payable	(1,804)	(7,932)
Accrued expenses and other current liabilities	1,943	-
Other noncurrent liabilities	-	(320)
Due from Nexstar Broadcasting, Inc.	7,915	11,374
Net cash used in operating activities	(6,421)	(2,063)
Cash flows from investing activities:
Purchases of property and equipment	(4,386)	(1,356)
Spectrum repack reimbursements from the FCC	4,977	767
Net cash provided by (used in) investing activities	591	(589)
Cash flows from financing activities:
Repayments of long-term debt	(1,714)	(1,735)
Net cash used in financing activities	(1,714)	(1,735)
Net decrease in cash and cash equivalents	(7,544)	(4,387)
Cash and cash equivalents at beginning of period	10,798	9,524
Cash and cash equivalents at end of period	$3,254	$5,137

Supplemental information:
Interest paid	$7,426	$7,508
Income tax (refunded) paid, net	$(226)	$105
Non-cash investing and financing activities
Accrued purchases of property and equipment	$1,420	$2,045
Right-of-use assets obtained in exchange for operating lease obligations (1)	$6,450	$-

The accompanying Notes are an integral part of these Condensed Financial Statements.

(1)   The entire amount represents transition adjustment for the adoption of ASC 842.

MISSION BROADCASTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Business Operations

As of September 30, 2019, Mission Broadcasting, Inc. (“Mission” or the “Company”) owned and operated 19 full power television stations, affiliated with the NBC, ABC, CBS, FOX, The CW and other broadcast television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc. (“Nexstar Broadcasting”), a subsidiary of Nexstar Media Group, Inc. (“Nexstar Media” and, collectively, “Nexstar”), provides sales and operating services to all of the Mission television stations (see Note 3).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 22, 2019, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from November 8, 2019, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of September 30, 2019, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

2.  Summary of Significant Accounting Policies

Interim Financial Statements

The Condensed Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting solely of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The preparation of the Condensed Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These Condensed Financial Statements should be read in conjunction with the Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The balance sheet as of December 31, 2018 has been derived from the audited Financial Statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

See Note 6 for additional disclosures on leases as of September 30, 2019.

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

New Accounting Standards Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described below, and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its Condensed Consolidated Financial Statements.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with Federal Communications Commission (“FCC”) regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of September 30, 2019:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

4.  Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following (in thousands):

	Estimated	September 30, 2019			December 31, 2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(74,560)	$11,688	$86,248	$(73,153)	$13,095
Other definite-lived intangible assets	1-15	15,681	(15,158)	523	15,681	(15,064)	617
Other intangible assets		$101,929	$(89,718)	$12,211	$101,929	$(88,217)	$13,712

The following table presents the Company’s estimate of amortization expense for the remainder of 2019, each of the five succeeding years ended December 31 and thereafter for definite-lived intangible assets as of September 30, 2019 (in thousands):

Remainder of 2019	$418
2020	1,518
2021	1,517
2022	1,517
2023	1,444
Thereafter	5,797
$12,211

The carrying amounts of goodwill and FCC licenses were as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of September 30, 2019	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

Indefinite-lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that such assets might be impaired. During the three and nine months ended September 30, 2019, the Company did not identify any events that would trigger an impairment assessment.

5.  Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Term loans, net of financing costs and discount of $3,359 and $3,888, respectively	$223,454	$224,639
Less: current portion	(2,285)	(2,285)
	$221,169	$222,354

2019 Transactions

Through September 30, 2019, Mission repaid scheduled maturities of $1.7 million under its Term Loan B, funded by cash on hand.

Unused Commitments and Borrowing Availability

As of September 30, 2019, the Company had a $3.0 million unused revolving loan commitment under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of the Company’s and Nexstar’s credit agreements, the Company may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to the Company.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $1.120 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”) issued by Nexstar, the $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) issued by Nexstar and the $275.0 million 6.125% senior unsecured notes due 2022 (the “6.125% Notes due 2022”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

On July 3, 2019, in connection with Nexstar’s merger with Tribune Media Company (“Tribune Media”), Nexstar Escrow, Inc. (“Nexstar Escrow”) completed the sale and issuance of the $1.120 billion 5.625% Notes due 2027. Nexstar Escrow was merged with and into Nexstar Broadcasting on September 19, 2019, with Nexstar Broadcasting surviving the merger (the “Escrow Merger”). Following the Escrow Merger, Mission, Nexstar Media, Nexstar Broadcasting, certain restricted subsidiaries of Nexstar Broadcasting and the trustee entered into a supplement (the “Nexstar 2027 Notes Supplemental Indenture”) to the indenture, dated as of July 3, 2019 (the “5.625% Notes due 2027 Indenture”), whereby Nexstar Broadcasting assumed the obligations of Nexstar Escrow under the 5.625% Notes due 2027 Indenture and the 5.625% Notes due 2027, and Mission, Nexstar Media and certain restricted subsidiaries of Nexstar Broadcasting provided guarantees of the 5.625% Notes due 2027 under the 5.625% Notes due 2027 Indenture.

On September 19, 2019, Nexstar amended its senior secured credit facility, pursuant to which, among other thing, Nexstar incurred new borrowings, which include (i) $675.0 million in new Term Loan A borrowing, issued at 99.31%, maturing on September 19, 2024, and (ii) $3.065 billion in new Term Loan B, issued at 99.21%, maturing on September 18, 2026.

The 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes due 2022 are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, and the aggregate principal amount outstanding under the 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes due 2022. As of September 30, 2019, Nexstar had $1.1 billion of outstanding obligations under its 5.625% Notes due 2027, $889.6 million of outstanding obligations under its 5.625% Notes due 2024, $273.8 million of outstanding obligations under its 6.125% Notes due 2022 and a maximum commitment of $5.735 billion under its senior secured credit facility, of which $4.112 billion in Term Loan B (including new Term Loan B) and $1.460 billion in Term Loan A (including new Term Loan A) were outstanding. All outstanding debt obligations amounts of Nexstar presented herein are net of unamortized debt financing costs and discounts.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of September 30, 2019.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$223,454	$226,901	$224,639	$220,450

The fair values of the term loans are computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

6.  Leases

The Company as a Lessee

The Company has operating leases for office space, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of 7 months to 13 years, some of which may include options to extend the leases from 5 to 25 years, and some of which may include options to terminate the leases within one year. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of lease expense during the three and nine months ended September 30, 2019 include $0.4 million and $1.3 million, respectively, of operating lease cost, inclusive of immaterial short-term and variable lease costs, included in Direct operating expenses, excluding depreciation and amortization, in the accompanying Condensed Statements of Operations.

The following table summarizes the components of our lease right-of-use assets and liabilities at September 30, 2019:

(In thousands)	Balance Sheet Classification	September 30, 2019
Operating Leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$5,574
Current lease liabilities	Current operating lease liabilities	$1,966
Noncurrent lease liabilities	Other noncurrent liabilities	$7,582

Other information related to leases as of September 30, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,811
Weighted Average Remaining Lease Term	8
Weighted Average Discount Rate	5.3%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	$546
2020	2,434
2021	1,494
2022	890
2023	922
Thereafter	5,732
Total future minimum lease payments	12,018
Less imputed interest	(2,471)
Total	$9,547

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

7.  Revenue

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retransmission compensation	$18,452	$17,838	$56,160	$50,973
Other	350	-	959	628
Revenue from Nexstar	8,231	10,018	24,255	27,504
Net revenue	$27,033	$27,856	$81,374	$79,105

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

8.  Income Taxes

During the three months ended September 30, 2019, the Company recognized an income tax benefit of $1.0 million on a pre-tax book loss of $4.1 million resulting in an effective tax rate of 24.8% as compared to an income tax benefit of $0.3 million on a pre-tax book loss of $2.0 million for the same period in 2018 resulting in an effective tax rate of 13.7%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax and a loss limitation during the comparable prior year interim reporting period, which resulted in a 11.1% increase in the effective tax rate between the two periods.

During the nine months ended September 30, 2019, the Company recognized an income tax benefit of $2.9 million on a pre-tax book loss of $11.4 million resulting in an effective tax rate of 25.2% as compared to an income tax benefit of $1.7 million on a pre-tax book loss of $7.8 million for the same period in 2018 resulting in an effective tax rate of 21.5%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax and a loss limitation during the comparable prior year interim reporting period, which resulted in a 3.7% increase in the effective tax rate between the two periods.

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

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible, (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations.  The Third Circuit’s opinion has not yet become effective and the FCC and various other parties have sought further review of the decision.

In December 2018, the FCC initiated its 2018 quadrennial review with the issuance of a Notice of Proposed Rulemaking.  Among other things, the FCC seeks comments on all aspects of the local television ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest.  Comments and reply comments in the 2018 quadrennial review were filed in the second quarter of 2019.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations were assigned new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels, and must cease operating on their former channels, on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters and MVPDs have submitted estimates to the FCC of their reimbursable costs. As of February 6, 2019, these costs were approximately $1.9 billion, and the FCC has indicated that it expects those costs to rise. During the three and nine months ended September 30, 2019, the Company spent a total of $1.4 million and $4.2 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and nine months ended September 30, 2018, the Company spent a total of $0.3 million and $1.5 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and nine months ended September 30, 2019, the Company received $2.7 million and $5.0 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. During the three and nine months ended September 30, 2018, the Company received $0.6 million and $0.8 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

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

Further, OVDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act.  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs.  Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

10.  Commitments and Contingencies

Guarantee of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 5.625% Notes due 2027, Nexstar’s 5.625% Notes due 2024 and Nexstar’s 6.125% Notes due 2022.

The 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes due 2022 are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, Mission will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes due 2022. As of September 30, 2019, Nexstar had $1.1 billion of outstanding obligations under its 5.625% Notes due on July 15, 2027, $889.6 million outstanding obligations under its 5.625% Notes due on August 1, 2024, $273.8 million outstanding obligations under its 6.125% Notes due on February 15, 2022, and a maximum commitment of $5.735 billion under its senior secured credit facility, of which $4.112 billion in Term Loan B (including new Term Loan B) and $1.460 billion in Term Loan A (including new Term Loan A) were outstanding. Nexstar also has a $163.4 million revolving loan commitment, of which no amount was outstanding as of September 30, 2019. Nexstar’s Term Loan B matures on January 17, 2024. Nexstar’s Term Loan A and revolving loans mature on October 26, 2023. On September 19, 2019, Nexstar amended its new senior secured credit facility, pursuant to which, among other things, Nexstar incurred new borrowings, including $675.0 million in new Term Loan A borrowing maturing on September 19, 2024 and $3.065 billion in new Term Loan B borrowing maturing on September 18, 2026. All outstanding debt obligations amounts of Nexstar presented herein are net of unamortized debt financing costs and discounts.

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

Overview of Operations

As of September 30, 2019, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW and other broadcast television networks. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our stations had in effect as of September 30, 2019 with Nexstar:

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same Designated Market Area is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted its Reconsideration Order that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the Reconsideration Order, although the court’s opinion has not become effective and the FCC and other parties have sought further review of the decision. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company were assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable. During the three and nine months ended September 30, 2019, the Company spent a total of $1.4 million and $4.2 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the Condensed Balance Sheets. During the three and nine months ended September 30, 2018, the Company spent a total of $0.3 million and $1.5 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the three and nine months ended September 30, 2019, the Company received $2.7 million and $5.0 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. During the three and nine months ended September 30, 2018, the Company received $0.6 million and $0.8 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Condensed Statements of Operations. As of September 30, 2019, approximately $8.5 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Retransmission compensation	$18,452	$17,838	$56,160	$50,973
Other	350	-	959	628
Revenue from Nexstar	8,231	10,018	24,255	27,504
Net revenue	$27,033	$27,856	$81,374	$79,105

Results of Operations

The following table sets forth a summary of our operations (dollars in thousands) and the components of operating expense as a percentage of net revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
Net revenue	$27,033	100.0	$27,856	100.0	81,374	100.0	79,105	100.0
Operating expenses (income):
Corporate expenses	463	1.7	466	1.7	1,346	1.7	1,419	1.8
Station direct operating expenses	12,312	45.5	10,426	37.4	36,343	44.7	30,586	38.7
Selling, general and administrative expenses, excluding corporate	732	2.7	642	2.3	1,838	2.3	2,017	2.5
Fees incurred pursuant to local service agreements with Nexstar	16,032	59.3	14,575	52.3	45,182	55.5	41,075	51.9
Depreciation	645	2.4	508	1.8	1,873	2.3	1,529	1.9
Amortization of intangible assets	491	1.8	522	1.9	1,501	1.8	1,606	2.0
Amortization of broadcast rights	367	1.4	383	1.4	1,119	-	1,204	1.5
Reimbursement from the FCC related to station repack	(2,677)	(9.9)	(580)	(2.1)	(4,977)	(6.1)	(767)	-
Total operating expenses	28,365		26,942		84,225		78,669
(Loss) Income from operations	$(1,332)		$914		$(2,851)		$436

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Net revenue for the three months ended September 30, 2019 decreased by $0.8 million, or 3.0%, from the same period in 2018.

Revenue from Nexstar was $8.2 million for the three months ended September 30, 2019, compared to $10.1 million for the same period in 2018, a decrease of $1.8 million, or 18.3%, as 2019 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $18.5 million for the three months ended September 30, 2019, compared to $17.8 million for the same period in 2018, an increase of $0.6 million, or 3.4%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were consistent at $0.5 million for the three months ended September 30, 2019 and 2018.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $13.0 million for the three months ended September 30, 2019, compared to $11.0 million for the same period in 2018, an increase of $1.8 million, or 16.4%. The increase was primarily due to network affiliation renewals and annual increases in our network affiliation costs of $1.9 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. The local service agreement fees for the three months ended September 30, 2019 were $16.0 million, compared to $14.6 million for the same period in 2018, or an increase of $1.5 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was consistent at $0.6 million for the three months ended September 30, 2019, compared to $0.5 million for the same period in 2018.

Amortization of intangible assets was consistent at $0.5 million for the three months ended September 30, 2019 and 2018.

Interest Expense

Interest expense was consistent at $2.8 million for the three months ended September 30, 2019, compared to $2.9 million for the same period in 2018.

Income Taxes

During the three months ended September 30, 2019, we recognized an income tax benefit of $1.0 million on a pre-tax book loss of $4.1 million resulting in an effective tax rate of 24.8% as compared to an income tax benefit of $0.3 million on a pre-tax book loss of $2.0 million for the same period in 2018 resulting in an effective tax rate of 13.7%. The increase in the effective tax rate between the two periods was primarily related to changes in the Texas Margin tax and a loss limitation during the comparable prior year interim reporting period, which resulted in a 11.1% increase in the effective tax rate between the two periods.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Net revenue for the nine months ended September 30, 2019 increased by $2.3 million, or 2.9%, from the same period in 2018.

Revenue from Nexstar was $24.3 million for the nine months ended September 30, 2019, compared to $27.5 million for the same period in 2018, a decrease of $3.2 million, or 11.8%, as 2019 is not an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue earned at our stations.

Compensation from retransmission consent was $56.2 million for the nine months ended September 30, 2019, compared to $51.0 million for the same period in 2018, an increase of $5.2 million, or 10.2%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of retransmission fees until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses were $1.3 million for the nine months ended September 30, 2019, compared to $1.4 million for the same period in 2018, a decrease of $0.1 million, or 5.1%.

Station direct operating expenses, consisting primarily of news, engineering and programming, and station selling, general and administrative expenses were $38.1 million for the nine months ended September 30, 2019, compared to $32.6 million for the same period in 2018, an increase of $5.5 million, or 16.9%. The increase was primarily due to network affiliation renewals and annual increases in our network affiliation costs of $5.8 million.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. SSA fees were $45.2 million for the nine months ended September 30, 2019, compared to $41.1 million for the same period in 2018, an increase of $4.1 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was $1.9 million for the nine months ended September 30, 2019, compared to $1.5 million in the same period in 2018, an increase of $0.4 million primarily due to increased capital expenditures from station repacking activities.

Amortization of intangible assets was consistent at $1.5 million for the nine months ended September 30, 2019, compared to $1.6 million in the same period in 2018.

Interest Expense

Interest expense was $8.6 million for the nine months ended September 30, 2019, compared to $8.2 million for the same period in 2018, an increase of $0.4 million primarily due to overall increase in the London Interbank Offered Rate (“LIBOR”).

Income Taxes

During the nine months ended September 30, 2019, we recognized an income tax benefit of $2.9 million on a pre-tax book loss of $11.4 million resulting in an effective tax rate of 25.2% as compared to an income tax benefit of $1.7 million on a pre-tax book loss of $7.8 million for the same period in 2018 resulting in an effective tax rate of 21.5%. The increase in the effective tax rate between the two periods was primarily due to changes in the Texas Margin tax and a loss limitation during the comparable prior year interim reporting period, which resulted in a 3.7% increase in the effective tax rate between the two periods.

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 22, 2019, Nexstar represented to us that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next 12 months from November 8, 2019. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating our liquidity and capital resources (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(6,421)	$(2,063)
Net cash provided by (used in) investing activities	591	(589)
Net cash used in financing activities	(1,714)	(1,735)
Net decrease in cash and cash equivalents	$(7,544)	$(4,387)
Cash paid for interest	$7,426	$7,508
Cash (paid) received from income tax refunds, net of cash paid for income taxes	$(226)	$105

	As of	As of
	September 30,	December 31,
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,254	$10,798
Long-term debt including current portion	223,454	224,639
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash flows used in operating activities were $6.4 million during the nine months ended September 30, 2019, compared to net cash flows used in operating activities of $2.0 million for the same period in 2018. The increase of $4.4 million was primarily due to a $3.5 million increase in contractual payments under local service agreements with Nexstar, and a source of cash resulting from timing of accounts receivable collections increased by $1.6 million.

Cash Flows – Investing Activities

Net cash flows provided by investing activities increased by $1.2 million during the nine months ended September 30, 2019, compared to the same period in 2018. During the nine months ended September 30, 2019, we received $5.0 million in FCC spectrum repack reimbursement, an increase of $4.2 million compared to the same period in 2018. These were partially offset by an increase of $3.0 million in capital expenditures compared to the same period in 2018, primarily related to station repacking costs.

Cash Flows – Financing Activities

Net cash flows used in financing activities during the nine months ended September 30, 2019 and 2018 were consistent at $1.7 million. We paid the scheduled principal maturities under our term loan of $1.7 million during each of the nine months ended September 30, 2019 and 2018.

Future Sources of Financing and Debt Service Requirements

As of September 30, 2019, we had total debt of $223.5 million which represented 115.3% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of September 30, 2019, we have $3.0 million of unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of September 30, 2019 (in thousands):

	Total	2019	2020-2021	2022-2023	Thereafter
Senior secured credit facility	$226,813	$571	$4,570	$4,570	$217,102

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

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under our senior secured credit facility in the event of our default. Similarly, we are a guarantor of Nexstar’s senior secured credit facility, the $1.120 billion 5.625% Notes due 2027 issued by Nexstar, the $900.0 million 5.625% Notes due 2024 issued by Nexstar and the $275.0 million 6.125% Notes due 2022 issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of Nexstar and us.

On July 3, 2019, in connection with Nexstar’s merger with Tribune, Nexstar Escrow completed the sale and issuance of the $1.120 billion 5.625% due 2027. Nexstar Escrow was merged with and into Nexstar Broadcasting on September 19, 2019, with Nexstar Broadcasting surviving the Escrow Merger. Following the Escrow Merger, Mission, Nexstar Media, Nexstar Broadcasting, certain restricted subsidiaries of Nexstar Broadcasting and the trustee entered into the Nexstar 2027 Notes Supplemental Indenture, whereby Nexstar Broadcasting assumed the obligations of Nexstar Escrow under the 5.625% Notes due 2027 Indenture and the 5.625% Notes due 2027, and Mission, Nexstar Media and certain restricted subsidiaries of Nexstar Broadcasting provided guarantees of the 5.625% Notes due 2027 under the 5.625% Notes due 2027 Indenture.

On September 19, 2019, Nexstar amended its senior secured credit facility, pursuant to which, among other things, Nexstar incurred new borrowings, including (i) $675.0 million in new Term Loan A borrowing, issued at 99.31%, maturing on September 19, 2024, and (ii) $3.065 billion in new Term Loan B borrowing, issued at 99.21%, maturing on September 18, 2026.

The 5.625% Notes due 2027, the 5.625% Notes due 2024 and the 6.125% Notes due 2022 are general senior unsecured obligations subordinated to all of our senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, we will be obligated to repay such amounts. The maximum potential amount of future payments that we would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, the 5.625% Notes due 2027, the 5.625% Notes due 2024, and the 6.125% Notes due 2022. As of September 30, 2019, Nexstar had $1.1 billion of outstanding obligations under its 5.625% Notes due 2027, $889.6 million of outstanding obligations under its 5.625% Notes due 2024, $273.8 million of outstanding obligations under its 6.125% Notes due 2022 and a maximum commitment of $5.735 billion under its senior secured credit facility, of which $4.112 billion in Term Loan B and $1.460 billion in Term Loan A were outstanding. All outstanding debt obligations amounts of Nexstar presented herein are net of unamortized debt financing costs and discounts.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 22, 2019. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes due 2027, Nexstar’s 5.625% Notes due 2024 and Nexstar’s 6.125% Notes due 2022 contain restrictive covenants customary for borrowing arrangements of these types. As of September 30, 2019, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625 Notes due 2027, 5.625% Notes due 2024 and 6.125% Notes due 2022.

No Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Management believes that as of September 30, 2019, there have been no material changes to this information.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.27% as of September 30, 2019, and the interest rate on the revolving credit facility was 3.52%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its September 30, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of September 30, 2019. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of September 30, 2019, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior secured credit facility.

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

Changes in Internal Control over Financial Reporting

As of the quarter ended September 30, 2019, there have been no changes in Mission’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
4.1

Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).

4.2

First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 19, 2019).

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
101

The Company’s unaudited Financial Statements and related Notes for the quarter ended September 30, 2019 from this Quarterly Report on Form 10-Q, formatted in iXBRL (Inline eXtensible Business Reporting Language) *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION BROADCASTING, INC.

/s/ Dennis Thatcher
By:	Dennis Thatcher
Its:	President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: November 8, 2019