Form 10-K
period 2019-12-31
MISSION BROADCASTING INC
filed 2020-03-30
CIK 1142412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 333-62916-02

MISSION BROADCASTING, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0388022
(State of Organization or Incorporation)	(IRS Employer Identification No.)

901 Indiana Ave, Suite 375, Wichita Falls, Texas	76301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (940) 228-7861

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of March 27, 2020, the Registrant had 1,000 shares of common stock outstanding, held by two shareholders.

i

General

As used in this Annual Report on Form 10-K and unless the context indicates otherwise, “Mission,” “we,” “our,” “ours,” “us” and the “Company” refer to Mission Broadcasting, Inc., and “Nexstar” refers to Nexstar Media Group, Inc. and its consolidated subsidiaries. Mission has entered into time brokerage, shared services and joint sales agreements (which we generally refer to as “local service agreements”) with certain television stations owned by Nexstar, but Mission does not own any equity interests in Nexstar and Nexstar does not own any equity interests in Mission. For a description of the relationship between Mission and Nexstar, see Part III Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

There are 210 generally recognized television markets, known as Designated Market Areas, or “DMAs,” in the United States. DMAs are ranked in size according to various factors based upon actual or potential audience. DMA rankings contained in this Annual Report on Form 10-K are from Investing in Television Market Report 2019 4th Edition, as published by BIA Financial Network, Inc.

Reference is made in this Annual Report on Form 10-K to the following trademarks/tradenames which are owned by the third parties referenced in parentheses: Two and a Half Men (Warner Bros. Domestic Television) and Entertainment Tonight (CBS Television Distribution).

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the television broadcasting industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change, including as result of the inherent risks and uncertainties discussed under Item 1A. “Risk Factors” located elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). The forward-looking statements made in this Annual Report on Form 10-K are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business

Company Overview

We are a television broadcasting company focused exclusively on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States.

As of December 31, 2019, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW and other broadcast television networks.

We believe that medium-sized markets offer significant advantages over large-sized markets. First, because there are fewer well-capitalized acquirers with a medium-market focus, we have been successful in purchasing stations on more favorable terms than acquirers of large market stations. Second, in the majority of our markets, only four to six local commercial television stations exist. As a result, we achieve lower programming costs than stations in larger markets because the supply of quality programming exceeds the demand.

Our stations provide free over-the-air programming to our markets’ television viewing audiences. This programming includes (a) programs produced by networks with which the stations are affiliated; (b) programs that the stations produce; and (c) first-run and rerun syndicated programs that the stations acquire. Our primary source of revenue is indirectly derived from the sale of commercial air time on our stations to local and national advertisers by Nexstar under local service agreements. We also earn revenue from our retransmission consent agreements with traditional multichannel video programming distributors (“MVPDs”), such as cable and satellite providers, and online video distributors (“OVDs”), companies that provide video content through internet streaming.

We are a Delaware corporation formed in 1998. Our principal offices are located at 901 Indiana Ave, Suite 375, Wichita Falls, Texas 76301. Our telephone number is (940) 228-7861.

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

Nexstar guarantees all obligations incurred under our senior secured credit facility. We are a guarantor of the senior secured credit facility entered into by Nexstar, the $1.785 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”) issued by Nexstar and the $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) issued by Nexstar. In consideration of Nexstar’s guarantee of our senior secured credit facility, we have granted Nexstar purchase options to acquire the assets and assume the liabilities of each Mission television station for consideration equal to the greater of (1) seven times the station’s cash flow, as defined in the option agreement, less the amount of its indebtedness as defined in the option agreement, or (2) the amount of its indebtedness. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. These option agreements (which expire on various dates between 2021 and 2028) are freely exercisable or assignable by Nexstar without our consent or approval. We expect these option agreements to be renewed upon expiration. Nexstar’s acquisition of any station or our stock pursuant to an exercise of the applicable option is subject to prior Federal Communications Commission (“FCC”) approval.

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2019:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a more complete disclosure of the local service and option agreements our stations had in effect as of December 31, 2019.

Business Strategy

The operating revenue of our stations is derived primarily from (1) retransmission consent agreements with MVPDs and OVDs that permit the operators to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us and (2) broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Our primary operating expenses include network affiliation costs, which can vary based on our broadcast programming and retransmission subscribers, and fixed monthly SSA fees paid to Nexstar for news production and technical and other services. To a lesser extent our operating expenses include employee compensation and related benefits. A large percentage of the costs involved in the operation of our stations remains fixed.

The Stations

The following chart sets forth general information about the stations that we owned and operated as of December 31, 2019:

Market Rank(1)	Market	Full Power Stations	Primary Affiliation	Low Power Stations / Multicast Channels	Other Affiliation	FCC License Expiration Date
60	Wilkes Barre, PA	WYOU	CBS	WYOU-D2, D3, D4	CourtTV Mystery, Bounce, Cozi TV	8/1/2023
62	Little Rock, AR	KLRT KASN	FOX The CW	KLRT-D2	CourtTV Mystery	6/1/2021 6/1/2021
73	Springfield, MO	KOLR	CBS	KOLR-D2, D3, D4	Laff, Grit, CBN	2/1/2022
96	Burlington, VT	WVNY	ABC	WVNY-D2, D3, D4	Laff, Grit, Quest	4/1/2023
105	Evansville, IN	WTVW	The CW	WTVW-D2, D3, D4	Bounce, CourtTV Mystery, ION	8/1/2021
132	Amarillo, TX	KCIT	FOX	KCIT-D2, D3, D4 KCPN-LP	Grit, CourtTV Mystery, Bounce MNTV	8/1/2022 8/1/2022
140	Monroe, AR	KTVE	NBC	KTVE-D2, D3, D4	KARD, Laff, CourtTV Mystery	6/1/2021
138	Rockford, IL	WTVO	ABC	WTVO-D2, D3, D4	MNTV, Laff, Grit	12/1/2021
142	Lubbock, TX	KAMC	ABC	KAMC-D2, D3, D4	CourtTV Mystery, Bounce, CBN	8/1/2022
147	Wichita Falls, TX	KJTL	FOX	KJTL-D2, D3, D4 KJBO-LP	Grit, Bounce, CourtTV Mystery MNTV	8/1/2022 8/1/2022
152	Erie, PA	WFXP	FOX	WFXP-D2, D3, D4	Grit, Bounce, AntennaTV	8/1/2023
153	Joplin, MO	KODE	ABC	KODE-D2, D3, D4	Grit, Bounce, ION	2/1/2022
160	Terre Haute, IN	WAWV	ABC	WAWV-D2, D3	Grit, Bounce	8/1/2021
164	Abilene, TX	KRBC	NBC	KRBC-D2, D3, D4	Grit, Laff, Bounce	8/1/2022
168	Billings, MT	KHMT	FOX	KHMT-D2, D3	CourtTV, ION	4/1/2022
172	Utica, NY	WUTR	ABC	WUTR-D2, D3, D4	MNTV, Grit, Bounce	6/1/2023
188	Grand Junction, CO	KFQX	FOX	KFQX-D2, D3, D4	CBS, CourtTV Mystery, Grit	4/1/2022
195	San Angelo, TX	KSAN	NBC	KSAN-D2, D3, D4	Laff, Bounce, ION	8/1/2022

(1)

Market rank refers to ranking the size of the DMA in which the station is located in relation to other DMAs. Source: Investing in Television Market Report 2019 4th Edition, as published by BIA Financial Network, Inc.

Industry Background

Commercial television broadcasting began in the United States on a regular basis in the 1940s. A limited number of channels are available for over-the-air broadcasting in any one geographic area and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by The Nielsen Company (US), LLC, a national audience measuring service, into 210 generally recognized television markets, known as DMAs, that are ranked in size according to various metrics based upon actual or potential audience. Each DMA is an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen publishes data on estimated audiences for the television stations in each DMA on a quarterly basis. The estimates are expressed in terms of a “rating,” which is a station’s percentage of the total potential audience in the market, or a “share,” which is the station’s percentage of the audience actually watching television. A station’s rating in the market can be a factor in determining advertising rates.

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

Broadcast television stations compete for advertising revenue primarily with other commercial broadcast television stations, cable and satellite television systems, OVDs, Google, Facebook and other online media, newspapers, radio stations and non-commercial, religious and Spanish-language broadcasting stations serving the same market. In addition, the Internet and other leisure activities may draw viewers away from commercial television stations.

Network Affiliations

All of the full power television stations that we own and operate as of December 31, 2019 are affiliated with a network pursuant to an affiliation agreement. The agreements with ABC, FOX, NBC and CBS are the most significant to our operations. The terms of these agreements expire as discussed below:

Network Affiliations	Expiration Date
ABC	All 6 agreements expire in December 2022.
FOX	All 6 agreements expire in August 2023.
NBC	All 3 agreements expire in December 2023.
CBS	Of the 2 agreements, one expires in June 2020 and one expires in December 2021.

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

Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Stations compete against in-market broadcast station operators for exclusive access to off-network reruns (such as Two and a Half Men) and first-run product (such as Entertainment Tonight) in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. Warner Media, LLC (a subsidiary of AT&T Inc.), Comcast Corporation, ViacomCBS, The News Corporation Limited and the Walt Disney Company each owns a television network and multiple cable networks and also owns or controls major production studios, which are the primary sources of programming for the networks. It is uncertain whether in the future such programming, which is generally subject to short-term agreements between the studios and the networks, will be moved from or to the networks. Television broadcasters also compete for non-network programming unique to the markets they serve. As such, stations strive to provide exclusive news stories and unique features such as investigative reporting and coverage of community events and to secure broadcast rights for regional and local sporting events.

Advertising. Stations compete for advertising revenue with other television stations in their respective markets and other advertising media such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, MVPDs, OVDs and online media (e.g. Google, Facebook, etc.). Competition for advertising dollars in the broadcasting industry occurs primarily within individual markets. Generally, a television broadcast station in a particular market does not compete with stations in other market areas.

Additional Competitive Factors. The broadcasting industry is continually faced with technological change and innovation which increase the popularity of competing entertainment and communications media. Further advances in technology may increase competition for household audiences and advertisers. An increase in the popularity of OVDs may result in popular product offerings that do not include television broadcast stations. The increased use of digital technology by MVPDs, along with video compression techniques, will reduce the bandwidth required for television signal transmission. These technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reductions in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized “niche” programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. We are unable to predict the effect that these or other technological changes will have on the broadcast television industry or on the future results of our operations.

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

Ownership Restrictions. The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, the holder of a U.S. broadcast license may have no more than 20% non-U.S. ownership (by vote and by equity). The Communications Act further prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by enforcement of such restriction. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before indirect foreign ownership of a broadcast licensee may exceed 25%. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing and favorable executive branch review, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions.

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

The FCC is required to review its media ownership rules every four years to eliminate those rules it finds no longer serve the “public interest, convenience and necessity.” In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews.  The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top-four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable). Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order.  On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration.  The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a market for common ownership of two television stations in the market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations.  These rule modifications took effect on February 7, 2018, when the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations.  The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019.  On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). There is the possibility of further litigation regarding the Third Circuit’s September 2019 opinion.

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

Local Television Ownership (Duopoly Rule). Under the current local television ownership, or “duopoly,” rule, a single entity is allowed to own or have attributable interests in two television stations in a market if (1) the two stations do not have overlapping service areas, or (2) after the combination there are at least eight independently owned and operating full-power television stations in the DMA with overlapping service contours and one of the combining stations is not ranked among the top four stations in the DMA. The duopoly rule allows the FCC to consider waivers to permit the ownership of a second station, where otherwise prohibited, where the second station has failed or is failing or unbuilt. In its November 2017 Reconsideration Order, the FCC modified the duopoly rule to eliminate the “eight voices” test and permit case-by-case review of proposed “top four” combinations  As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the duopoly rule has been reinstated to the form in which it existed prior to the Reconsideration Order, although further litigation is possible.

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

In its 2016 Ownership Order, the FCC reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit).  Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  In the Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety. As a result of the Third Circuit’s September 2019 opinion vacating the Reconsideration Order, the rule has been reinstated, although further litigation is possible.

In certain of our markets, we own and operate both full-power and low-power television broadcast stations. The FCC’s duopoly rules and policies regarding ownership of television stations in the same market apply only to full-power television stations and not low-power television stations.

National Television Ownership. There is no limit on the number of television stations which a party may own nationally. However, the FCC’s rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39%. This rule originally provided that when calculating a party’s nationwide aggregate audience coverage, the ownership of an ultra-high frequency (“UHF”) station would be counted as 50% of a market’s percentage of total national audience. In August 2016, the FCC adopted an order eliminating this “UHF discount,” and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the discount, which took effect once again in June 2017. A federal appeals court dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a proceeding to broadly reexamine its national television ownership rule, including the percentage reach cap and the UHF discount. Comments and reply comments in this proceeding were filed in 2018. Our stations have a combined national audience reach of 3.2% of television households without the UHF discount.

Radio/Television Cross-Ownership Rule (One-to-a-Market Rule). In markets with at least 20 independently owned media “voices,” ownership of one television station and up to seven radio stations, or two television stations (if allowed under the television duopoly rule) and six radio stations is permitted. If the number of independently owned media “voices” is fewer than 20 but greater than or equal to 10, ownership of one television station (or two if allowed) and four radio stations is permitted. In markets with fewer than 10 independent media “voices,” ownership of one television station (or two if allowed) and one radio station is permitted. In calculating the number of independent media “voices” in a market, the FCC includes all independently owned radio and television stations, independently owned cable systems (counted as one voice), and independently owned daily newspapers which have circulation that exceeds 5% of the households in the market. In all cases, the television and radio components of the combination must also comply, respectively, with the local television ownership rule and the local radio ownership rule. The FCC eliminated the radio/television cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision.

Local Television/Newspaper Cross-Ownership Rule. Under this rule, a party is prohibited from having an attributable interest in a television station and a daily newspaper in the same market.  The FCC eliminated the newspaper/broadcast cross-ownership rule in its November 2017 Reconsideration Order but reinstated it following the Third Circuit’s September 2019 decision. The FCC may consider waivers or grant exemptions from the rule in certain circumstances.

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

In March 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned.  On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market.  Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information.  Accordingly, we must separately negotiate our retransmission consent agreements with MVPDs. Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules.  Comments and reply comments on the further notice were filed in 2014.

Congress’s December 5, 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.”  The FCC commenced this proceeding in September 2015, and comments and reply comments were filed in 2015 and 2016.  In July 2016, the then-Chairman of the FCC publicly announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

The FCC’s rules also govern which local television signals a satellite subscriber may receive. The U.S. Congress and the FCC have also imposed certain requirements relating to satellite distribution of local television signals to “unserved” households that do not receive a useable signal from a local network-affiliated station and to cable and satellite carriage of out-of-market signals.

Certain OVDs have begun streaming broadcast programming over the Internet.  In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act of 1976, as amended (the “Copyright Act”).  In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements.

The Company has elected to exercise retransmission consent rights for all of its stations where it has legal rights to do so. The Company has negotiated retransmission consent agreements with the majority of MVPDs serving its markets to carry the stations’ signals and, where permitted by its network affiliation agreements, has negotiated agreements with OVDs.

Employees

As of December 31, 2019, we had a total of 42 employees, all of which were full-time. As of December 31, 2019, none of our employees were covered by a collective bargaining agreement. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

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

The networks have begun streaming some of their programming on the Internet and other distribution platforms simultaneously with, or in close proximity to, network programming broadcast on local television stations, including those we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by the local stations and may adversely affect the business, financial condition and results of operations of our stations. Also refer to “Risks Related to Our Industry—Intense competition in the television industry and alternative forms of media could limit our growth and profitability.”

The Company’s substantial debt could limit its ability to grow and compete.

As of December 31, 2019, we had $223.1 million of debt, which represented 128.7% of our total capitalization.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for disclosure of the approximate aggregate amount of principal indebtedness scheduled to mature.

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

The terms of the Company’s senior secured credit facility contain various restrictive covenants customary for arrangements of this type that restrict our ability to, among other things:

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

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 27, 2020. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include our and Nexstar’s combined results. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2019, Nexstar was in compliance with all covenants contained in the credit agreements governing its senior secured credit facility and the indentures governing its publicly-held notes.

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

If Nexstar, which is leveraged with debt, is unable to satisfy its debt obligations, we can be held liable for those obligations under our guarantees. As of December 31, 2019, we guarantee the following debt of Nexstar:

•	The 5.625% Notes due 2027 with an outstanding principal balance of $1.785 billion;

•	The 5.625% Notes due 2024 with an outstanding balance of $900 million; and

•

Nexstar’s maximum commitment under its senior secured credit facility of $5.667 billion, of which $3.065 billion (due September 2026) and $1.139 billion (due January 2024) of Term Loan B, and $675.0 million (due September 2024) and $788.1 million (due October 2023) of Term Loan A were outstanding as of December 31, 2019. Nexstar also has a $139.7 million revolving credit loan commitment (maturing in October 2023), of which none was outstanding as of December 31, 2019.

Marshall may be unable to satisfy its debt obligations to us.

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall Broadcasting Group Inc.’s (“Marshall”) credit agreement to us. As a result of the assignment, we became the guarantor of Marshall’s debt and Nexstar’s guarantee was released.

On November 29, 2019, Marshall defaulted on the payment of principal and interest and other payments due to the third-party bank lenders under the credit agreement. Following the default, we paid the outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $43.2 million and $5.6 million, respectively, plus accrued and unpaid interest. This was funded by a $50.0 million cash we received from Nexstar as payment for amounts due from the latter. After making the payments, we became Marshall’s new lender under the same credit agreement. Thus, we recognized a loan receivable from Marshall totaling $48.9 million as a result of these transactions. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Marshall may not be able to make its principal or interest payments to us under the credit agreement when due or at all. It’s failure to satisfy its debt obligations to us may have an adverse effect on our business and results of operations.

The recording of deferred tax asset valuation allowances in the future or the impact of tax law changes on such deferred tax assets could affect our operating results.

The Company currently has significant deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences that are available to reduce taxable income in future periods. Based on our assessment of the Company’s deferred tax assets, we determined that as of December 31, 2019, based on projected future income, approximately $18.6 million of the Company’s deferred tax assets will more likely than not fail to be realized in the future, and a valuation allowance is currently required for these deferred tax assets. Should we determine in the future that these assets will be realized, the Company will reverse the recorded valuation allowance in connection with these deferred tax assets.

Our ability to use net operating loss carry-forwards (“NOLs”) to reduce future tax payments may be limited if taxable income does not reach sufficient levels or there is a change in ownership of the Company.

At December 31, 2019, we had NOLs of approximately $63.1 million for U.S. federal tax purposes and $16.7 million for state tax purposes. Federal NOLs generated for years prior to 2018 expire at varying dates through 2033, and NOLs generated in 2018 carry forward indefinitely. NOLs generated beginning in years 2018 are subject to an overall limitation based on 80% of taxable income. To the extent available, we intend to use these NOLs to reduce the corporate income tax liability associated with our operations. Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In general, an ownership change, as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. While our analysis shows that historical events have not resulted in ownership changes that would limit our ability to use these NOLs, any subsequent ownership changes could result in such a limitation. In addition, our ability to use NOLs will be dependent on our ability to generate taxable income. The NOLs could expire before we generate sufficient taxable income. To the extent our use of NOLs is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use NOLs, which could have a negative effect on our financial results and results of operations.

Our broadcast operations could be adversely affected if our stations fail to maintain or renew their network affiliation agreements on favorable terms, or at all.

Due to the quality of the programming provided by the networks, stations that are affiliated with a network generally have higher ratings than unaffiliated independent stations in the same market. As a result, it is important for stations to maintain their network affiliations. All of the full power television stations that we operate have network affiliation agreements – six stations have primary affiliation agreements with ABC, six with FOX, three with NBC, two with CBS and two with The CW. Each of ABC, NBC and CBS generally provides affiliated stations with up to 22 hours of prime-time programming per week, while each of FOX and The CW provides affiliated stations with up to 15 hours of prime-time programming per week. In return, affiliated stations broadcast the applicable network’s commercials during the network programming.

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

A significant portion of our revenue comes from our retransmission consent agreements with MVPDs (mainly cable and satellite television providers) and OVDs. These agreements permit the distributors to retransmit our stations’ signals to their subscribers in exchange for the payment of compensation to us from the system operators as consideration. If we are unable to renegotiate these agreements on favorable terms, or at all, the failure to do so could have an adverse effect on our business, financial condition and results of operations.

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

Moreover, the national television broadcast networks have taken the position that they, as the owners or licensees of certain of the programming we broadcast and provide for retransmission, are entitled to a portion of the compensation we receive from MVPDs under our retransmission consent agreements and are requiring their network affiliation agreements with us to provide for such payments. All of our affiliation agreements with the broadcast networks also include terms that limit our ability to grant retransmission consent rights both to traditional MVPDs and to OVDs, services that provide video streaming to consumers.  The need to pay a portion of our retransmission consent revenue to our networks, and network limitations on our ability to enter into retransmission consent agreements, could materially reduce this revenue source to the Company and could have an adverse effect on its business, financial condition and results of operations.

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

On March 31, 2014, the FCC amended its rules governing “good faith” retransmission consent negotiations to provide that it is a per se violation of the statutory duty to negotiate in good faith for a television broadcast station that is ranked among the top-four stations in a market (as measured by audience share) to negotiate retransmission consent jointly with another top-four station in the same market if the stations are not commonly owned. On December 5, 2014, the U.S. Congress extended the joint negotiation prohibition to all non-commonly owned television stations in a market. Under this rule and the subsequent legislation, stations may not (1) delegate authority to negotiate or approve a retransmission consent agreement to another non-commonly owned station located in the same DMA or to a third-party that negotiates on behalf of another non-commonly owned television station in the same DMA; or (2) if located in the same DMA and not commonly owned, facilitate or agree to facilitate coordinated negotiation of retransmission consent terms between themselves, including through the sharing of information. Accordingly, in all markets, Mission must separately negotiate its retransmission consent agreements with MVPDs and OVDs.

Concurrently with its adoption of the prohibition on certain joint retransmission consent negotiations, the FCC also adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s prohibition on certain joint retransmission consent negotiations and its possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect our ability to sustain our current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on our business, financial condition and results of operations. We cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals or the impact of these proposals if they are adopted.

Congress’s December 5, 2014 legislation also directed the FCC to commence a rulemaking to “review its totality of the circumstances test for good faith [retransmission consent] negotiations.” The FCC commenced this proceeding in September 2015, and comments and reply comments were submitted in 2015 and 2016. In July 2016, the then-Chairman of the FCC announced that the agency would not adopt additional rules in this proceeding. However, the proceeding remains open.

Certain OVDs have begun streaming broadcast programming over the Internet. In June 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets, and others are actively seeking to negotiate such agreements. If the FCC ultimately determines that an OVD is not an MVPD or declines to apply certain rules governing MVPDs to OVDs, our business and results of operations could be materially and adversely affected.

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

The FCC may review these “grandfathered” TBAs and LMAs in the future. During this review, the FCC may determine to terminate the “grandfathered” period and make all TBAs and LMAs fully attributable to the programmer. If the FCC does so, we will be required to terminate our TBAs with Nexstar for stations WFXP, KHMT and KFQX unless the FCC’s duopoly rule allows ownership of two stations in the applicable markets. During the year ended December 31, 2019, the combined net revenue of WFXP, KHMT and KFQX represented less than 1% of our total net revenue and the combined net loss of these stations represented 3% of our total net loss.

FCC actions could limit or prohibit our local service agreements with Nexstar, which may harm our operations and impair our acquisition strategy.

We have entered into local service agreements with Nexstar for our stations. The FCC has in the past taken actions to restrict local service agreements as a means of creating substantial operating efficiencies.

The 2016 Ownership Order reinstated a rule that attributed another in-market station toward the local television ownership limits when one station owner sells more than 15% of the second station’s weekly advertising inventory under a JSA (this rule had been previously adopted but was vacated by the Third Circuit). Parties to JSAs entered into prior to March 31, 2014 were permitted to continue to operate under these JSAs until September 30, 2025.  In its November 2017 Reconsideration Order, the FCC eliminated the JSA attribution rule in its entirety. However, in December 2019, the FCC reinstated the rule following the Third Circuit’s decision vacating the Reconsideration Order. Our JSAs with Nexstar are therefore once again attributable, although we may continue to operate under the JSAs until September 30, 2025 and further litigation is possible in connection with the Third Circuit’s decision.

We cannot predict what additional rules the FCC will adopt, the result of any further litigation regarding the FCC’s current rules, or when either will occur (if at all). If Mission is required to modify or terminate its JSAs or other local service agreements with Nexstar, it could lose some or all of the revenues generated from those arrangements.

We have a material amount of goodwill and intangible assets and could therefore suffer losses due to future asset impairment charges.

As of December 31, 2019, $88.1 million, or 43%, of our total assets consisted of goodwill and intangible assets, including FCC licenses and network affiliation agreements. We test goodwill and FCC licenses annually, and when factors or indicators become apparent that would require an interim test of these assets, in accordance with accounting and disclosure requirements for goodwill and other intangible assets. We test network affiliation agreements whenever circumstances or indicators become apparent that the asset may not be recoverable through expected future cash flows. The methods used to evaluate the impairment of our goodwill and intangible assets would be affected by a significant reduction in operating results or cash flows at one or more of our television stations, or a forecast of such reductions, a significant adverse change in the advertising marketplaces in which our television stations operate, the loss of network affiliations, or adverse changes to FCC ownership rules, among others, which may be beyond our control. If the carrying amount of goodwill and intangible assets is revised downward due to impairment, such non-cash charge could materially affect our financial position and results of operations.

Cybersecurity risks could affect the Company’s operating effectiveness.

Mission leverages the IT infrastructure of Nexstar and uses computers in substantially all aspects of its business operations. Mission’s revenues are increasingly dependent on digital products. Such use exposes the Company to potential cyber incidents resulting from deliberate attacks or unintentional events on Nexstar’s cybersecurity. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The results of these incidents could include, but are not limited to, business interruption, disclosure of nonpublic information, decreased advertising revenues, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. Nexstar’s Cybersecurity Committee helps mitigate cybersecurity risks.  The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, establish cybersecurity policies and procedures, and invest in and implement enhancements to the Company’s cybersecurity infrastructure. Investments over the past year included enhancements to monitoring systems, firewalls, and intrusion detection systems.

Risks Related to Our Industry

Our operating results are dependent on advertising revenue and as a result, we may be more vulnerable to economic downturns and other factors beyond our control than businesses not dependent on advertising.

We derive a majority of our revenue from the sale of advertising time on our stations and community portal websites. Our ability to sell advertising time depends on numerous factors that may be beyond our control, including:

•	the health of the economy in the local markets where our stations are located and in the nation as a whole;
•	the popularity of our station and website programming;
•	fluctuations in pricing for local and national advertising;
•	the activities of our competitors, including increased competition from other forms of advertising-based media, particularly newspapers, cable television, Internet and radio;
•	the decreased demand for political advertising in non-election years; and
•	changes in the makeup of the population in the areas where our stations are located.

Because businesses generally reduce their advertising budgets during economic recessions or downturns, the reliance upon advertising revenue makes our operating results susceptible to prevailing economic conditions. In addition, our programming may not attract sufficient targeted viewership, and we may not achieve favorable ratings. Our ratings depend partly upon unpredictable and volatile factors beyond our control, such as viewer preferences, competing programming and the availability of other entertainment activities. A shift in viewer preferences could cause our programming not to gain popularity or to decline in popularity, which could cause our advertising revenue to decline. Further, we and the programming providers upon which we rely may not be able to anticipate, and effectively react to, shifts in viewer tastes and interests in our markets.

Preemption of regularly scheduled programming by network news coverage may affect our revenue and results of operations.

We may experience a loss of advertising revenue and incur additional broadcasting expenses due to preemption of our regularly scheduled programming by network coverage of a major global news event such as a war, terrorist attack or epidemics, including corona virus, or by coverage of local disasters, such as tornados and hurricanes. As a result, advertising may not be aired and the revenue for such advertising may be lost unless the station is able to run the advertising at agreed-upon times in the future. Advertisers may not agree to run such advertising in future time periods, and space may not be available for such advertising. The duration of any preemption of local programming cannot be predicted if it occurs. In addition, our stations may incur additional expenses as a result of expanded news coverage of a war or terrorist attack or local disaster. The loss of revenue and increased expenses could negatively affect our results of operations.

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

In addition, video compression techniques now in use are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques and other technological developments are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming, resulting in more audience fractionalization. This ability to reach very narrowly defined audiences may alter the competitive dynamics for advertising expenditures. Furthermore, the FCC has authorized television broadcasters to transmit using a so-called “Next Gen” (ATSC 3.0) standard on a voluntary, market-driven basis.  This new transmission standard may allow broadcast television stations to provide a multitude of enhanced services to consumers, including but not limited to the delivery of ultra-high definition video and advanced audio to home and mobile screens, new public safety capabilities such as advanced emergency alerting, and localized, personalized and interactive content. We are unable to predict the effect that these and other technological changes will have on the television industry or our results of operations.

The FCC can sanction us for programming broadcast on our stations which it finds to be indecent.

The FCC may impose substantial fines, exceeding $400,000 per violation (and subject to annual adjustments for inflation), on television broadcasters for the broadcast of indecent material in violation of the Communications Act and its rules. Because our stations’ programming is in large part comprised of programming provided by the networks with which the stations are affiliated, we do not have full control over what is broadcast on our stations, and we may be subject to the imposition of fines if the FCC finds such programming to be indecent.

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

The FCC has open proceedings to determine whether to standardize TV stations’ reporting of programming responsive to local needs and interests; whether to modify its network non-duplication and syndicated exclusivity rules; whether to modify its standards for “good faith” retransmission consent negotiations; and whether to broaden the definition of “MVPD” to include “over-the-top” video programming distributors. Additionally, the outcomes of FCC proceedings to determine whether to modify or eliminate certain of its broadcast ownership rules have in some cases been negated by court review and may be the subject of further litigation, and the FCC has initiated its next quadrennial proceeding to review the agency’s media ownership rules.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017.  None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations were assigned new channels in the reduced post-auction television band.  These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels and must cease operating on their former channels on a rolling schedule ending in July 2020.  Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs and, in many cases, subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates for repack stations and MVPDs were approximately $1.9 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. In 2019 and 2018, the Company spent a total of $4.9 million and $4.3 million, respectively, in capital expenditures related to station repack. We received $5.7 million and $2.8 million, respectively, in reimbursements from the FCC in 2019 and 2018. As of December 31, 2019, approximately $10.1 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. We cannot determine if the FCC will be able to fully reimburse our repacking costs as this is dependent on certain factors, including our ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to us and whether the FCC will have available funds to reimburse us for additional repacking costs that we previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repack on its business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have office space for our corporate headquarters in Wichita Falls, Texas, which is leased month to month. Each of our markets has facilities consisting of offices, studios, sales offices and tower and transmitter sites. Approximately 78% of the office and studio locations that our stations use are owned by Nexstar. We own the rest of the office and studio locations. We lease approximately 48% of the tower and transmitter locations that our stations use. The remaining properties that we utilize are either owned by us or owned by Nexstar. We consider all of our properties, together with equipment contained therein, to be adequate for our present needs. We continually evaluate our future needs and from time to time will undertake significant projects to replace or upgrade facilities.

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

As of December 31, 2019, our common stock was not traded on any market and two shareholders held all 1,000 shares of outstanding common stock. Our senior secured credit facility may limit the amount of dividends we may pay to shareholders over the term of the agreement.

Item 6.Selected Financial Data

The selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are included below. The period-to-period comparability of our financial statements is affected by the acquisition of one television station in 2017. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and related Notes included herein (the “Financial Statements”). Amounts below are presented in thousands.

	2019	2018	2017	2016	2015
Statements of Operations Data, for the years ended December 31:
Distribution revenue and other	$77,591	$69,227	$70,592	$61,402	$51,132
Revenue from Nexstar(1)	34,652	39,997	36,546	42,791	37,000
Net Revenue	112,243	109,224	107,138	104,193	88,132
Operating expenses:
Corporate expenses	2,093	2,331	1,727	1,372	1,257
Station direct operating expenses	48,736	40,861	35,802	30,201	24,601
Selling, general and administrative expenses, excluding corporate	2,382	2,634	2,426	2,177	2,279
Fees incurred pursuant to local service agreement with Nexstar(2)	61,215	55,650	35,500	18,000	9,780
Amortization of broadcast rights, excluding barter	1,493	1,584	1,619	1,596	1,755
Barter expense(3)	-	-	4,026	3,971	4,011
Depreciation	2,586	3,171	2,342	2,400	2,435
Amortization of intangible assets	1,919	2,129	2,392	2,422	2,418
Reimbursement from the FCC related to station repack(4)	(5,663)	(2,818)	-	-	-
Total operating expenses	114,761	105,542	85,834	62,139	48,536
(Loss) income from operations(5)	(2,518)	3,682	21,304	42,054	39,596
Interest expense	(10,841)	(11,101)	(10,135)	(10,251)	(9,325)
Loss on extinguishment of debt, net(6)	-	(452)	(2,133)	-	-
(Loss) income from continuing operations before income tax expense	(13,359)	(7,871)	9,036	31,803	30,271
Income tax benefit (expense)	(15,304)	2,042	(3,400)	(12,337)	(12,172)
Net (loss) income	$(28,663)	$(5,829)	$5,636	$19,466	$18,099

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

(4)

Certain of the Company’s stations have been assigned new channels (“repack”) in connection with the FCC’s process of repurposing a portion of the broadcast television spectrum for wireless broadband use. These stations are currently spending costs, mainly capital expenditures, to construct and license the necessary technical modifications to operate on their newly assigned channels and to vacate their former channels no later than July 13, 2020. Subject to fund limitations, the FCC reimburses television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. The reimbursements received by the Company from the FCC were recognized as operating income in 2019 and 2018.

(5)

Income from operations is generally higher during even-numbered years, when advertising revenue is increased due to the occurrence of state and federal elections and the Olympic Games. However, due to the amendment of our shared services agreements with Nexstar, effective July 1, 2017, the income from operations continued to decline in 2019 due to an increase in recurring SSA fees.

(6)	In 2018 and 2017, the Company refinanced its then existing term loan and revolving loan, resulting in losses on extinguishment of debt of $0.5 million and $2.1 million, respectively.

	2019	2018	2017	2016	2015
Balance Sheet data, as of December 31:
Cash and cash equivalents	$8,686	$10,798	$9,524	$6,474	$4,361
Working capital	27,289	93,748	102,517	90,263	56,923
Net intangible assets and goodwill	88,081	90,001	92,130	90,522	92,944
Total assets	205,679	216,595	232,460	222,188	202,326
Total debt	223,065	224,639	225,742	223,765	225,570
Total shareholders’ deficit	(49,800)	(21,137)	(15,308)	(20,944)	(40,410)
Statements of Cash Flows data, for the years ended December 31:
Net cash provided by (used in):
Operating activities	$627	$4,810	$4,696	$5,372	$10,934
Investing activities	(49,330)	(1,226)	(1,400)	(241)	(108)
Financing activities	46,591	(2,310)	(246)	(3,018)	(7,345)
Capital expenditures	6,117	4,044	700	241	258
Cash payments for broadcast rights	1,495	1,591	1,632	1,685	1,762

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Debt Transactions

•

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall’s credit agreement to Mission. As a result of the assignment, Mission became the guarantor of Marshall’s debt and Nexstar is no longer a guarantor.

•

On November 29, 2019, Marshall defaulted on the payment of principal and interest and other payments due to its third-party bank lenders. Following the default, Mission paid the outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $43.2 million and $5.6 million, respectively, plus accrued and unpaid interest. This was funded by a $50.0 million cash we received from Nexstar as payment for amounts due from the latter. After making the payment, Mission became Marshall’s new lender under the same Marshall credit agreement. Thus, Mission recognized a loan receivable from Marshall totaling $48.9 million as a result of these transactions.

•	Through December 2019, we repaid scheduled maturities of $2.3 million under our Term Loan B.

Overview of Operations

As of December 31, 2019, we owned and operated 19 full power television stations in 18 markets in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. Our stations are affiliated with ABC, FOX, NBC, CBS, The CW, and other broadcast television networks. We have local service agreements with certain television stations owned by Nexstar, through which Nexstar provides various programming, sales or other services to our television stations. In compliance with FCC regulations for both Nexstar and us, we maintain complete responsibility for and control over programming, finances and personnel for our stations.

The following table summarizes the various local service agreements our full power television stations had in effect as of December 31, 2019 with Nexstar:

Service Agreements	Full Power Stations
TBA Only	WFXP, KHMT and KFQX
SSA & JSA	KJTL, KLRT, KASN, KOLR, KCIT, KAMC, KRBC, KSAN, WUTR, WAWV, WYOU, KODE, WTVO, KTVE, WTVW and WVNY

Under the local service agreements, Nexstar has received substantially all of our available cash, after satisfaction of operating costs and debt obligations. We anticipate that Nexstar will continue to receive substantially all of our available cash, after satisfaction of operating costs and debt obligations. For more information about our local service agreements with Nexstar, refer to Note 3 of our Financial Statements in Part IV, Item 15(a) of this Annual Report on Form 10-K.

The operating revenue of our stations is derived primarily from revenues earned under our retransmission agreements with MVPDs and OVDs and broadcast advertising revenue sold and collected by Nexstar and paid to us under the JSAs. Broadcast advertising revenue is affected by a number of factors, including the economic conditions of the markets in which we operate, the demographic makeup of those markets and the marketing strategy employed in each market. Advertising revenue is positively affected by strong local economies, national and regional political election campaigns, and certain events such as the Olympic Games or the Super Bowl. Because television broadcast stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry, and as a result may contribute to a decrease in the revenue of broadcast television stations. The stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years, when state, congressional and presidential elections occur and from advertising aired during the Olympic Games. Fiscal year 2019 was neither an election nor an Olympic year.

We earn revenues from distributors including local cable providers, DBS services and other MVPDs and OVDs for the retransmission of our broadcasts. These revenues are generally earned based on a price per subscriber of the distributor within the retransmission area. We have been successful at negotiating favorable pricing with distributors, as well as signing retransmission agreements with additional distributors, driving significant revenue gains over the last few years.

All of our stations have network affiliation agreements pursuant to which the networks provide programming to the stations during specified time periods, including prime time, in exchange for network affiliation fees and the right to sell a portion of the advertising time during these broadcasts.

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

Regulatory Developments

As a television broadcaster, the Company is highly regulated and its operations require that it retain or renew a variety of government approvals and comply with changing federal regulations. In 2016, the FCC reinstated a previously adopted rule providing that a television station licensee which sells more than 15 percent of the weekly advertising inventory of another television station in the same DMA is deemed to have an attributable ownership interest in that station. Parties to existing JSAs that were deemed attributable interests and did not comply with the FCC’s local television ownership rule were given until September 30, 2025 to come into compliance. In November 2017, the FCC adopted its Reconsideration Order that eliminated the rule. That elimination became effective on February 7, 2018. On September 23, 2019, a federal court of appeals vacated the Reconsideration Order. The court later denied petitions for en banc rehearing; on November 29, 2019 its decision became effective; and on December 20, 2019 the FCC issued an order that formally reinstated the rule. Further litigation is possible. If the Company is ultimately required to amend or terminate its existing JSAs, the Company could have a reduction in revenue and increased costs if it is unable to successfully implement alternative arrangements that are as beneficial as the existing JSAs.

The FCC is in the process of repurposing a portion of the broadcast television spectrum for wireless broadband use. In an incentive auction which concluded in April 2017, certain television broadcasters accepted bids from the FCC to voluntarily relinquish their spectrum in exchange for consideration. Television stations that are not relinquishing their spectrum are being “repacked” into the frequency band still remaining for television broadcast use. Seven stations owned by the Company were assigned to new channels in the reduced post-auction television band and are required to construct and license the necessary technical modifications to operate on their new assigned channels on a variable schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs, and other parties for costs reasonably incurred due to the repack. The Company expects to incur costs between now and July 2020 in connection with the repack, some or all of which will be reimbursable. In 2019 and 2018, we spent a total of $4.9 million and $4.3 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the Balance Sheets. The Company received $5.7 million and $2.8 million in reimbursements from the FCC related to these expenditures in 2019 and 2018, respectively, which were recorded as operating income in the accompanying Statements of Operations. As of December 31, 2019, approximately $8.4 million of estimated remaining costs in connection with the station repack are expected to be incurred by the Company, some or all of which will be reimbursable. If the FCC fails to fully reimburse the Company’s repacking costs, the Company could have increased costs related to the repack.

Historical Performance

Revenue

The following table sets forth the principal types of revenue earned by our stations for the years ended December 31 (in thousands):

	2019	2018	2017
Distribution revenue	$76,326	$68,365	$65,854
Revenue from Nexstar	34,652	39,997	36,546
Other	1,265	862	712
Barter revenue	-	-	4,026
Net revenue	$112,243	$109,224	$107,138

Results of Operations

The following table sets forth a summary of our operations for the years ended December 31 (in thousands), and each component of operating expense as a percentage of net revenue:

	Years Ended December 31,
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Net revenue	112,243	100.0	109,224	100.0	107,138	100.0
Operating expenses (income):
Corporate expenses	2,093	1.9	2,331	2.1	1,727	1.6
Station direct operating expenses	48,736	43.4	40,861	37.4	35,802	33.4
Selling, general and administrative expenses, excluding corporate	2,382	2.1	2,634	2.4	2,426	2.2
Fees incurred pursuant to local service agreements with Nexstar	61,215	54.5	55,650	51.0	35,500	33.1
Barter expense	-	-	-	-	4,026	3.8
Depreciation	2,586	2.3	3,171	2.9	2,342	2.2
Amortization of intangible assets	1,919	1.7	2,129	1.9	2,392	2.2
Amortization of broadcast rights	1,493	-	1,584	1.5	1,619	1.5
Reimbursement from the FCC related to station repack	(5,663)	(5.0)	(2,818)	(2.6)	-	-
Total operating expenses	114,761		105,542		85,834
(Loss) Income from operations	$(2,518)		$3,682		$21,304

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Net revenue for the year ended December 31, 2019 increased by $3.0 million, or 3%, from the same period in 2018.

Revenue from Nexstar was $34.7 million for the year ended December 31, 2019, compared to $40.0 million for the same period in 2018, a decrease of $5.3 million, or 13%, as a result of 2019 not being an election year. The revenue we earn from Nexstar through our JSAs is directly correlated to the advertising revenue at our stations.

Distribution revenue was $76.3 million for the year ended December 31, 2019, compared to $68.4 million for the same period in 2018, an increase of $7.9 million, or 12%. The increase was primarily due to scheduled annual escalation of rates per subscriber and the renewals of smaller contracts providing for higher rates per subscriber (contracts generally have a three-year term). Broadcasters currently deliver more than 30% of all television viewing audiences in a pay television household but are paid approximately 12-14% of the total basic cable programming fees. We anticipate continued increase of distribution revenue until there is a more balanced relationship between viewers delivered and fees paid for delivery of such viewers.

Operating Expenses

Corporate expenses, costs associated with the centralized management of our stations, were consistent at $2.1 million for the year ended December 31, 2019, compared to $2.3 million for the same period in 2018.

Station direct operating expenses, consisting primarily of news, engineering and programming and station selling, general and administrative expenses were $51.1 million for the year ended December 31, 2019, compared to $43.5 million for the same period in 2018, an increase of $7.6 million, or 17%. The increase was primarily due to an increase in programming costs of $7.8 million, primarily related to contract renewals and scheduled annual escalation of our network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

Local service agreement fees associated with Nexstar relate to services provided by Nexstar in the production of newscasts, technical maintenance, promotional and administrative support under the SSAs. The local service agreement fees were $61.2 million for the year ended December 31, 2019, compared to $55.7 million for the same period in 2018, an increase of $5.5 million, due to scheduled annual escalation in the recurring SSA fees.

Depreciation of property and equipment was $2.6 million for the year ended December 31, 2019, compared to $3.2 million for the year ended December 31, 2018, a decrease of $0.6 million, or 18%. This was primarily due to decreased depreciation of various assets as a result of a smaller amount of assets being put into service during the year.

Amortization of intangible assets was consistent at $1.9 million for the year ended December 31, 2019 and $2.1 million for the year ended December 31, 2018.

Interest Expense

Interest expense was consistent at $10.8 million for the year ended December 31, 2019, compared to $11.1 million for the year ended December 31, 2018.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the year ended December 31, 2019. In 2018, we refinanced our Term Loan B and revolving loan, resulting in a loss on extinguishment of debt of $0.5 million, representing the write-off of unamortized debt financing costs.

Income Taxes

 Income tax expense was $15.3 million for the year ended December 31, 2019, compared to a $2.0 million income tax benefit for the same period in 2018, an increase of $17.3 million. The effective tax rates for the years ended December 31, 2019 and 2018 were (114.6%) and 25.9%, respectively. A valuation allowance of $18.6 million was established in December 31, 2019 which had a rate impact of (138.9)%.

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

Station direct operating expenses, consisting primarily of news, engineering and programming and station selling, general and administrative expenses were $43.5 million for the year ended December 31, 2018, compared to $38.2 million for the same period in 2017, an increase of $5.3 million, or 13.9%. The increase was primarily due to an increase in programming costs of $5.0 million, primarily related to contract renewals and scheduled annual escalation of our network affiliation agreements. Network affiliation fees have been increasing industry wide and will continue to increase over the next several years.

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

Interest Expense

Interest expense was $11.1 million for the year ended December 31, 2018, compared to $10.1 million for the same period in 2017, an increase of $1.0 million, or 9.5%. This increase was primarily due to an increasing trend in London Interbank Offered Rate (“LIBOR”).

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

Income Taxes

 Income tax benefit was $2.0 million for the year ended December 31, 2018, compared to a $3.4 million income tax expense for the same period in 2017, a decrease of $5.4 million. The effective tax rates for the years ended December 31, 2018 and 2017 were 25.9% and 37.6%, respectively.

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

Liquidity and Capital Resources

We are highly leveraged, which makes us vulnerable to changes in general economic conditions. Our ability to meet the future cash requirements described below depends on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Our ability to meet future cash requirements is also dependent upon the local service agreements we have entered into with Nexstar. Under our local service agreements, Nexstar sells our advertising time and pays us a percentage of the amount collected. The payments we receive from Nexstar are a significant component of our cash flows. On March 27, 2020, Nexstar represented to us in a letter of support that it will continue the various local service agreements under which it provides sales and other services to our television stations, thereby providing financial support to enable us to continue to operate as a going concern. We believe that with Nexstar’s pledge to continue the local service agreements, our available cash, anticipated cash flow from operations and available borrowings under our senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 27, 2020. In order to meet future cash needs we may, from time to time, borrow under our existing senior secured credit facility. We will continue to evaluate the best use of our operating cash flow among capital expenditures and debt reduction.

Overview

The following tables present summarized financial information management believes is helpful in evaluating the Company’s liquidity and capital resources (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$627	$4,810	$4,696
Net cash used in investing activities	(49,330)	(1,226)	(1,400)
Net cash provided by (used in) financing activities	46,591	(2,310)	(246)
Net (decrease) increase in cash and cash equivalents	$(2,112)	$1,274	$3,050
Cash paid for interest	$9,505	$10,953	$9,639
Cash (paid) received from income tax refunds, net of cash paid for income taxes	$(1,147)	$221	$1,101

	As of December 31,
	2019	2018
Cash and cash equivalents	$8,686	$10,798
Long-term debt including current portion	223,065	224,639
Unused revolving loan commitments under senior secured credit facilities	3,000	3,000

Cash Flows – Operating Activities

Net cash provided by operating activities decreased by $4.2 million during the year ended December 31, 2019 compared to the same period in 2018. This was primarily attributable to a smaller amount of contractual payments under local service agreements with Nexstar of $2.1 million, a source of cash resulting from timing accounts receivable collections of $2.7 million, and an increase in the recurring SSA fees of $5.6 million. These decreases were offset by an increase in net revenue of $3.0 million and use of cash resulting from timing of payments to vendors of $11.6 million.

Net cash provided by operating activities increased by $0.1 million during the year ended December 31, 2018 compared to the same period in 2017. This was primarily attributable to $27.5 million resulting from the timing of contractual payments under local service agreements with Nexstar, a source of cash resulting from timing of accounts receivable collections of $4.1 million, and an increase in net revenue of $3.0 million. These increases were partially offset by an increase in the recurring SSA fees of $20.2 million and use of cash resulting from timing of payments to vendors of $11.8 million.

Cash Flows – Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $49.3 million, compared to $1.2 million and $1.4 million for the same period in 2018 and 2017, respectively.

In 2019, we spent $6.1 million in capital expenditures and received $5.7 million in reimbursements from the FCC related to station repack. We also paid off Marshall’s term loan and revolver totaling $48.9 million which we treated as an investment in loan receivable from Marshall.

In 2018, we spent $4.0 million in capital expenditures and received $2.8 million in reimbursements from the FCC related to station repack.

In 2017, we paid the remaining purchase price for the acquisition of Parker of $0.8 million and spent $0.7 million in capital expenditures. We also received $0.1 million in proceeds from the disposal of property and equipment.

Cash Flows – Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $46.6 million compared to net cash used in financing activities of $2.3 million and $0.2 million for the same period in 2018 and 2017, respectively.

In 2019, we received a $50.0 million of cash from Nexstar in connection with our assumption of Nexstar’s guarantee of Marshall debt and payment of amounts due from Nexstar. Of the total cash received, we utilized, $48.9 million to honor our guarantee and pay off of Marshall’s debt. The remainder was used in our operations. In 2019, we also paid the scheduled principal maturities under our term loan of $2.3 million.

In 2018, we paid the scheduled principal maturities under our term loan of $2.3 million.

In 2017, we issued new long-term debt of $230.6 million, net of debt discount, to refinance our term loan with a principal balance of $225.9 million. During 2017, we also paid the scheduled principal maturities under our term loan of $1.2 million.

Future Sources of Financing and Debt Service Requirements

As of December 31, 2019, we had total debt of $223.1 million which represented 128.7% of our total capitalization. Our high level of debt requires that a substantial portion of cash flow be dedicated to pay principal and interest on our debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes.

The total amount of borrowings available to us under our revolving credit facility is based on covenant calculations contained in Nexstar’s credit agreement. As of December 31, 2019, we have $3.0 million unused revolving loan commitment under our senior secured credit facility.

The following table summarizes the approximate aggregate amount of principal indebtedness scheduled to mature for the periods referenced as of December 31, 2019 (in thousands):

	Total	2020	2021-2022	2023-2024
Senior secured credit facility	$226,242	$2,285	$4,570	$219,387

We do not have any rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew our existing credit facility, obtain access to a new credit facility or otherwise issue debt in the future and could increase the cost of such debt.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $1.785 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”) issued by Nexstar and the $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

The 5.625% Notes due 2027 and the 5.625% Notes due 2024 are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, and the aggregate principal amount outstanding under the 5.625% Notes due 2027 and the 5.625% Notes due 2024. As of December 31, 2019, Nexstar had $1.785 billion aggregate principal amount outstanding under its 5.625% Notes due 2027, $900.0 million aggregate principal amount outstanding under its 5.625% Notes due 2024 and a maximum commitment of $5.830 billion under its senior secured credit facility, of which $4.116 billion in Term Loan B (including new Term Loan B), $1.450 billion in Term Loan A (including new Term Loan A), and $23.7 million of standby letters of credit were outstanding.

On January 30, 2020 and February 28, 2020, Nexstar prepaid $30.0 million and $100.0 million, respectively, of the outstanding principal balance under its old Term Loan B.

Debt Covenants

Our ability to continue as a going concern is dependent on Nexstar’s pledge to continue the local service agreements described in a letter of support dated March 27, 2020. Our senior secured credit facility agreement does not contain financial covenant ratio requirements; however, it does include an event of default if Nexstar does not comply with all covenants contained in its credit agreement. Nexstar’s senior secured credit facility agreement contains covenants which require Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The covenants, which are calculated on a quarterly basis, include the combined results of Nexstar and us. The indentures governing Nexstar’s 5.625% Notes due 2027 and Nexstar’s 5.625% Notes due 2024 contain restrictive covenants customary for borrowing arrangements of these types. As of December 31, 2019, Nexstar informed us that it was in compliance with all covenants contained in the credit agreement governing its senior secured credit facility and the indentures governing its 5.625% Notes due 2027 and 5.625% Notes due 2024.

No Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	2020	2021-2022	2023-2024	Thereafter
Recorded contractual obligations:(1)
Senior secured credit facility	$226,242	$2,285	$4,570	$219,387	$-
Broadcast rights current cash commitments(2)	794	311	391	92	-
Unrecorded contractual obligations:
Cash interest on debt(3)	35,812	9,008	17,692	9,112
Operating lease obligations	11,472	2,434	2,384	1,843	4,811
Broadcast rights future cash commitments(4)	1,543	908	602	33	-
	$275,863	$14,946	$25,639	$230,467	$4,811

(1)

As of December 31, 2019, we had $2.2 million of gross unrecognized tax benefits. This liability represents an estimate of tax positions that the Company has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. The resolution of these tax positions may not require cash settlement due to the existence of federal and state NOLs. As such, our contractual obligations table above excludes this liability.

(2)	Future minimum payments for license agreements for which the license period has begun.

(3)	Estimated interest payments due, as if all debt outstanding as of December 31, 2019 remained outstanding until maturity, based on interest rates in effect at December 31, 2019.
(4)	Future minimum payments for license agreements for which the license period has not commenced and no liability has been recorded.

Critical Accounting Policies and Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the Financial Statements and reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including those related to business acquisitions, goodwill and intangible assets, property and equipment, bad debts, broadcast rights, distribution revenue and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Valuation of Goodwill and Intangible Assets

Intangible assets represented $88.1 million, or 43%, of our total assets as of December 31, 2019. Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The purchase prices of acquired businesses are allocated to the assets and liabilities acquired at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The estimated fair value of an FCC license is calculated using a discounted cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term revenue growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate. The assumptions used in estimating the fair value of a network affiliation agreement are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station. This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement. The excess of the purchase price over the fair value of net assets acquired is recorded as goodwill.

The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses and that such renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15-year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its television stations into a single broadcast business reporting unit for purposes of goodwill impairment tests because of the stations’ similar economic characteristics. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using the Greenfield Method of discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

Determining the fair value of the aggregated reporting unit and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

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

Broadcast Rights Carrying Amount

We record broadcast rights contracts as an asset and a liability when the license period has begun, the cost of each program is known or reasonably determinable, we have accepted the program material, and the program is produced and available for broadcast. Cash broadcast rights are initially recorded at the contract cost and are amortized on a straight-line basis over the period the programming airs. The current portion of broadcast rights represents those rights available for broadcast which will be amortized in the succeeding year. At least quarterly, we evaluate the net realizable value, calculated using the average historical rates for the programs or the time periods the programming will air, of our broadcast rights and adjust amortization in that quarter for any deficiency calculated. As of December 31, 2019, the carrying amounts of our current broadcast rights were $0.3 million and non-current broadcast rights were $0.5 million.

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

Distribution Revenue

We earn revenues from local cable providers, DBS services and other MVPDs and OVDs for the retransmission of our broadcasts. These revenues are typically earned based on a price per subscriber of the MVPD within the retransmission area. The distributors report their subscriber numbers to us generally on a 30- to 60-day lag, generally upon payment of the fees due to us. Prior to receiving the reports, we record revenue based on management’s estimate of the number of subscribers, utilizing historical levels and trends of subscribers for each distributor. Adjustments associated with the resolution of such estimates has, historically, been inconsequential.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. While we have considered future taxable income in assessing the need for a valuation allowance, in the event that we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such a determination was made. Section 382 of the Code generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Ownership changes are evaluated as they occur and could limit the ability to use NOLs. The Company does not to be able to utilize the existing NOLs prior to their expiration.

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

Our term loan borrowings under our senior secured credit facility bear interest at a rate of 4.01% as of December 31, 2019 and the interest rate on the revolving credit facility was 3.51%, which represented the base rate, or LIBOR, plus the applicable margin, as defined. Interest is payable in accordance with the credit agreement.

If LIBOR were to increase by 100 basis points, or one percentage point, from its December 31, 2019 level, our annual interest expense would increase and cash flow from operations would decrease by approximately $2.3 million, based on the outstanding balance of our credit facility as of December 31, 2019. An increase of 50 basis points in LIBOR would increase our annual interest expense and decrease our cash flow from operations by approximately $1.1 million. A decrease of 100 or 50 basis points in LIBOR would decrease our annual interest expense and increase our cash flow from operations by approximately $2.3 million and $1.1 million, respectively. As of December 31, 2019, we have no financial instruments in place to hedge against changes in the benchmark interest rates on our senior credit facility.

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

Based upon that evaluation, our President and Treasurer concluded that as of December 31, 2019, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management assesses the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The table below sets forth information about our Directors and executive officers:

Name	Age	Position With Company
Nancie J. Smith	66	Chairman of the Board and Secretary
Dennis Thatcher	72	President, Treasurer and Director

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

The Board of Directors has submitted the following report and has recommended that the Compensation Discussion and Analysis set forth below be included in this Annual Report on Form 10-K for the year ended December 31, 2019 for filing with the SEC.

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

The following table sets forth the compensation earned or awarded for services rendered to the Company by our executive officers for the fiscal years ended December 31:

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dennis Thatcher President, Treasurer and Director,	2019	$313,331	$61,800	$—	$—	$—	$—	$233	$375,364
	2018	304,500	60,000	—	—	—	—	250	364,750
	2017	241,035	25,000	—	—	—	—	532	266,567
Nancie J. Smith Chairman of the Board and Secretary	2019	312,209	46,350	—	—	—	—	1,355	359,914
	2018	304,500	45,000	—	—	—	—	1,999	351,499
	2017	228,030	—	—	—	—	—	1,188	229,218

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company is owned by two shareholders, Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of March 27, 2020, Ms. Smith owned 510 shares of common stock (51% of common stock outstanding) and Mr. Thatcher owned 490 shares of common stock (49% of common stock outstanding).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following table summarizes the various local service agreements Mission-owned stations had in effect with Nexstar as of December 31, 2019:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/17/30	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/15/29	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/14/26	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/35	$182 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$933 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$338 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$247 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$207 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/08/23	$81 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/35	$242 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/16/35	$333 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/16/35	$776 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$101 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$353 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$393 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 8/01/21	$212 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/01/21	$635 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/01/21	$313 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

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

For disclosure of the amounts of revenue associated with and the fees incurred by Mission pursuant to the local service agreements our stations have with Nexstar, we refer you to Note 3 to the Financial Statements included in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Option Agreements

In consideration of Nexstar’s guarantee of our indebtedness, Nexstar has options to purchase the assets of all of our stations. Additionally, on November 29, 2011, Mission’s shareholders granted Nexstar an option to purchase any or all of our stock for a price equal to the pro rata portion of the greater of (1) five times the Mission stations’ cash flow, as defined in the agreement, reduced by the amount of indebtedness, as defined in the agreement, or (2) $100,000. This stock purchase option expires on November 30, 2020.

The following table summarizes the station option agreements we have in effect with Nexstar as of December 31, 2019:

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

We retained PricewaterhouseCoopers LLP to audit the Company’s Financial Statements for the years ended December 31, 2019, 2018 and 2017 and review the Financial Statements included in each of The Company’s Quarterly Reports on Form 10-Q during such years and for tax compliance matters. The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in the three years ended December 31, 2019 for these various services were:

	2019	2018	2017
Audit Fees (1)	$ 205,000	$ 206,000	$ 203,000
Audit Related Fees (2)	—	—	—
Tax Fees (3)	70,500	65,625	62,000
All Other Fees (4)	—	—	—
Total	275,500	271,625	265,000

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
4.3

First Supplemental Indenture, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on January 17, 2017).

4.4

Second Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Wells Fargo, National Association, as trustee (Incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the period ended September 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.).

4.5

Indenture, dated as of July 3, 2019, between Nexstar Escrow, Inc., as issuer, and Citibank, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).

4.6	Form of Senior Note (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on July 3, 2019).
4.7

First Supplemental Indenture, dated as of September 19, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

4.8

Second Supplemental Indenture, dated as of November 22, 2019, by and among Nexstar Broadcasting, Inc., as issuer, the guarantors party thereto, and Citibank, N.A. as trustee (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 22, 2019).

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

10.2

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on July 25, 2017).

10.3

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Mission Broadcasting, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporate by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 1, 2018).

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

10.5

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on July 25, 2017).

10.6

Amendment No. 2, dated as of October 26, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on November 1, 2018).

Exhibit No.	Exhibit Index

10.7

Amendment No. 3, dated as of September 19, 2019, to Credit Agreement, dated as of January 17, 2017, by and among Nexstar Broadcasting, Inc., Nexstar Media Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-50478) filed by Nexstar Media Group, Inc. on September 20, 2019).

10.8

Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., as the borrower and Bank of America, N.A., as the administrative agent and the collateral agent and other financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.9

Amendment No. 1, dated as of July 19, 2017, to Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.10

Amendment No. 2, dated as of June 28, 2018, to Credit Agreement, dated as of January 17, 2017, by and among Marshall Broadcasting Group, Inc., Bank of America, N.A. and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-q for the quarter ended June 30, 2018 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.11

Executive Employment Agreement, dated December 19, 2011, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011).

10.12

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.13

Amended and Restated Executive Employment Agreement, dated as of July 1, 2017, by and between Nancie J. Smith and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 13, 2017).

10.14

Executive Employment Agreement, dated December 19, 2011, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on December 23, 2011).

10.15

Amendment to Executive Employment Agreement, dated December 31, 2014, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on March 30, 2016).

10.16

Amended and Restated Executive Employment Agreement, dated as of July 1, 2017, by and between Dennis Thatcher and Mission Broadcasting, Inc. (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 333-62916-02) filed by Mission Broadcasting, Inc. on November 13, 2017).

10.17

Stock Option Agreement, dated as of November 29, 2011, by and among Mission Broadcasting, Inc., Nancie J. Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.44 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.18

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

10.21

Option Agreement, dated as of June 1, 1999, among Mission Broadcasting of Wichita Falls, Inc., David Smith and Nexstar Broadcasting of Wichita Falls, L.P. (KJTL and KJBO-LP (Incorporated by reference to Exhibit 10.42 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.22

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

Exhibit No.	Exhibit Index

10.24

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

10.26

Option Agreement, dated as of April 1, 2002, by and between Mission Broadcasting of Joplin, Inc. and Nexstar Broadcasting of Joplin, L.L.C. (KODE) (Incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.27

Amendment to Option Agreement, dated April 25, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KODE) (Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.28

Option Agreement, dated as of June 13, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of Abilene, L.L.C. (KRBC) (Incorporated by reference to Exhibit 10.64 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.29

Amendment to Option Agreement, dated as of June 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC and KSAN) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012).

10.30

Option Agreement, dated as of May 9, 2003, among Mission Broadcasting, Inc., David Smith and Nexstar Broadcasting of the Midwest, Inc. (WAWV) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.31

Amendment of Option Agreement, dated as of May 1, 2012, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WAWV) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc. on August 8, 2012).

10.32

Amendment to Option Agreement, dated October 15, 2013 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WTVO) (Incorporated by reference to Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.33

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KAMC) (Incorporated by reference to Exhibit 10.65 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.34

Amendment to Option Agreement, dated as of December 17, 2012, by and between Mission Broadcasting Inc. and Nexstar Broadcasting, Inc. (KOLR) (Incorporated by reference to Exhibit 10.67 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.35

Option Agreement, dated as of November 1, 2013, among Mission Broadcasting, Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WTVW) (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended September 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.36

Option Agreement, dated as of January 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.87 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.37

Option Agreement, dated as of March 1, 2013, among Mission Broadcasting Inc., Nancie Smith, Dennis Thatcher and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.90 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.38

Amendment to Option Agreement, dated as of January 15, 2017, among Mission Broadcasting Inc. and Nexstar Broadcasting , Inc. (KTVE) (Incorporated by reference to Exhibit 10.76 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.39

Amendment to Option Agreement, dated as of May 1, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KCIT) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.40

Time Brokerage Agreement, dated as of April 1, 1996, by and between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.41

Amendment to Time Brokerage Agreement, dated as of July 31, 1998, between SJL Communications, L.P. and NV Acquisitions Co. (WFXP - WJET) (Incorporated by reference to Exhibit 10.49 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-86994) filed by Nexstar Broadcasting Group, Inc.).

10.42

Amendment to Time Brokerage Agreement, dated as of July 17, 2006, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET) (Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

Exhibit No.	Exhibit Index

10.43

Letter, notifying Mission Broadcasting, Inc. of the election to extend Time Brokerage Agreement (WFXP - WJET) (Incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.44

Second amendment to Time Brokerage Agreement, dated as of August 2, 2016, between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (WFXP - WJET). (Incorporated by reference to Exhibit 10.16 to Quarterly Report on Form 10-Q for the period ended March 31, 2016 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.45

Shared Services Agreement entered into as of July 1, 2017 by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (Incorporated by reference to Exhibit 10.77 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.).

10.46

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

10.48

Amendment to Agreement for Sale of Commercial Time, dated May 31, 2019, by and between Nexstar Broadcasting, Inc. (as successor to Nexstar Broadcasting of Wichita Falls, L.P.) and Mission Broadcasting, Inc. (f/k/a Mission Broadcasting of Wichita Falls, Inc.) (KJTL and KJBO-KFDX). (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.49

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (WYOU) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.50

Letter dated September 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend the Agreement for the Sale of Commercial Time (KODE) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.51

Letter, extending Shared Services Agreement and Sale of Commercial Time, dated as of June 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KRBC) (Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.52

Letter dated May 28, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (KSAN) (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2014 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.53

Agreement for the Sale of Commercial Time, dated as of May 9, 2003, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting of the Midwest, Inc. (WAWV - WTWO) (Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.)

10.54

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

10.56

Letter dated October 15, 2014, notifying Mission Broadcasting, Inc. of the election to extend Shared Services Agreement and Agreement for the Sale of Commercial Time (WTVO) (Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended September 30, 2014 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.57

Amendment to Agreement for Sale of Commercial Time, dated January 1, 2004, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.95 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.58

Amendment to Agreement for Sale of Commercial Time, dated April 30, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KCIT-KAMR). (Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended June 30, 2019 (File No. 000-50478) filed by Nexstar Media Group, Inc.)

10.59

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK). (Incorporated by reference to Exhibit 10.91 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.60	Amendment to Agreement for Sale of Commercial Time, dated February 14, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KAMC-KLBK).*

Exhibit No.	Exhibit Index

10.61

Amendment to Agreement for Sale of Commercial Time, dated December 30, 2003, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL). (Incorporated by reference to Exhibit 10.93 to Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-114963) filed by Nexstar Broadcasting, Inc.)

10.62	Amendment to Agreement for Sale of Commercial Time, dated February 14, 2019, by and between Nexstar Broadcasting, Inc. and Mission Broadcasting, Inc. (KOLR-KOZL).*
10.63

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

10.65

Agreement for the Sale of Commercial Time, dated December 1, 2011, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WEHT-WTVW) (Incorporated by reference to Exhibit 10.46 to Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.66

Agreement for the Sale of Commercial Time, dated as of January 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KLRT-TV - KASN) (Incorporated by reference to Exhibit 10.85 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.67

Agreement for the Sale of Commercial Time, dated as of March 1, 2013, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (WVNY) (Incorporated by reference to Exhibit 10.88 to Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 000-50478) filed by Nexstar Broadcasting Group, Inc.)

10.68

Agreement for the Sale of Commercial Time, dated as of January 15, 2018, by and between Mission Broadcasting, Inc. and Nexstar Broadcasting, Inc. (KTVE-TV) (Incorporated by reference to Exhibit 10.56 to Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

10.69	Amendment to November 29, 2011 Stock Option Agreement by and between Mission Broadcasting, Inc., Dennis Thatcher, Nancie J. Smith, and Nexstar Broadcasting, Inc.*
14.1

Mission Broadcasting, Inc. Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 333-62916-02) filed by Mission Broadcasting, Inc.).

23.1	Consent of PricewaterhouseCoopers LLP.*
31.1	Certification of Dennis Thatcher pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Dennis Thatcher pursuant to 18 U.S.C. ss. 1350.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mission Broadcasting, Inc.

By:	/s/ Dennis Thatcher
Dennis Thatcher
President and Treasurer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Dated: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2020.

/s/ Nancie J. Smith
Nancie J. Smith
Chairman of the Board
/s/ Dennis Thatcher
Dennis Thatcher
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

MISSION BROADCASTING, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mission Broadcasting, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mission Broadcasting, Inc. (the “Company”) as of December 31, 2019 and December 31, 2018, and the related statement of operations, statement of changes in stockholder’s deficit, and statement of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/PricewaterhouseCoopers LLP

Dallas, Texas

March 27, 2020

We have served as the Company's auditor since 1998.

MISSION BROADCASTING, INC.

BALANCE SHEETS

(in thousands, except share information)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$8,686	$10,798
Accounts receivable, net of allowance for doubtful accounts of $235 and $222, respectively	15,069	12,857
Due from Nexstar Broadcasting, Inc.	15,232	77,521
Prepaid expenses and other current assets	632	1,130
Total current assets	39,619	102,306
Property and equipment, net	22,722	19,867
Goodwill	33,187	33,187
FCC licenses	43,102	43,102
Network affiliation agreements, net	11,301	13,095
Other intangible assets, net	491	617
Deferred tax assets, net	-	3,485
Investment in loan receivable	48,876	-
Other noncurrent assets, net	6,381	936
Total assets	$205,679	$216,595
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of debt	$2,285	$2,285
Accounts payable	3,144	1,832
Deferred rent	-	721
Operating lease liabilities	2,009	-
Interest payable	771	152
Accrued capital expenditures	577	1,251
Accrued expenses and other current liabilities	3,544	2,317
Total current liabilities	12,330	8,558
Debt	220,780	222,354
Deferred tax liabilities, net	12,565	-
Other noncurrent liabilities	9,804	6,820
Total liabilities	255,479	237,732
Commitments and contingencies (Note 13)
Shareholders' deficit:
Common stock - $1 par value, 1,000 shares authorized, issued and outstanding as of each of December 31, 2019 and 2018	1	1
Subscription receivable	(1)	(1)
Accumulated deficit	(49,800)	(21,137)
Total shareholders’ deficit	(49,800)	(21,137)
Total liabilities and shareholders’ deficit	$205,679	$216,595

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net broadcast revenue	$77,591	$69,227	$70,592
Revenue from Nexstar Broadcasting, Inc.	34,652	39,997	36,546
Net revenue	112,243	109,224	107,138
Operating expenses (income):
Direct operating expenses, excluding depreciation and amortization	48,736	40,861	35,802
Selling, general and administrative expenses, excluding depreciation and amortization	4,475	4,965	4,153
Fees incurred pursuant to local service agreements with Nexstar Broadcasting, Inc.	61,215	55,650	35,500
Amortization of broadcast rights	1,493	1,584	5,645
Amortization of intangible assets	1,919	2,129	2,392
Depreciation	2,586	3,171	2,342
Reimbursement from the FCC related to station repack	(5,663)	(2,818)	-
Total operating expenses	114,761	105,542	85,834
(Loss) income from operations	(2,518)	3,682	21,304
Interest expense	(10,841)	(11,101)	(10,135)
Loss on extinguishment of debt	-	(452)	(2,133)
(Loss) income before income taxes	(13,359)	(7,871)	9,036
Income tax (expense) benefit	(15,304)	2,042	(3,400)
Net (loss) income	$(28,663)	$(5,829)	$5,636

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Years Ended December 31, 2019

(in thousands, except share information)

					Total
	Common Stock		Subscription	Accumulated	Shareholders’
	Shares	Amount	Receivable	Deficit	Deficit
Balances as of December 31, 2016	1,000	$1	$(1)	$(20,944)	$(20,944)
Net income	-	-	-	5,636	5,636
Balances as of December 31, 2017	1,000	1	(1)	(15,308)	(15,308)
Net loss	-	-	-	(5,829)	(5,829)
Balances as of December 31, 2018	1,000	1	(1)	(21,137)	(21,137)
Net loss	-	-	-	(28,663)	(28,663)
Balances as of December 31, 2019	1,000	$1	$(1)	$(49,800)	$(49,800)

The accompanying Notes are an integral part of these Financial Statements.

MISSION BROADCASTING, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(28,663)	$(5,829)	$5,636
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax (benefit) expense	16,046	(1,977)	4,451
Provision for bad debt	130	97	86
Depreciation of property and equipment	2,586	3,171	2,342
Amortization of intangible assets	1,919	2,129	2,392
Amortization of debt financing costs and debt discount	721	764	750
Amortization of broadcast rights	1,493	1,584	1,619
Payments for broadcast rights	(1,495)	(1,591)	(1,632)
Loss on asset disposal	3	4	75
Loss on extinguishment of debt	-	452	2,133
Deferred gain recognition	(660)	(198)	(198)
Spectrum repack reimbursements from the FCC	(5,663)	(2,818)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,342)	1,763	(2,469)
Prepaid expenses and other current assets	408	282	(818)
Other noncurrent assets	(306)	8	(7)
Accounts payable, accrued expenses and other current liabilities	3,171	(8,030)	4,255
Other noncurrent liabilities	-	(400)	(1,819)
Due from Nexstar Broadcasting, Inc.	13,279	15,399	(12,100)
Net cash provided by operating activities	627	4,810	4,696
Cash flows from investing activities:
Purchases of property and equipment	(6,117)	(4,044)	(700)
Spectrum repack reimbursements from the FCC	5,663	2,818	-
Investment in a loan receivable	(48,876)	-	-
Payment for acquisition	-	-	(800)
Proceeds from disposals of property and equipment	-	-	100
Net cash used in investing activities	(49,330)	(1,226)	(1,400)
Cash flows from financing activities:
Proceeds from the issuance of long term debt	-	-	230,609
Inter-company payments	48,876	-	-
Repayments of long-term debt	(2,285)	(2,310)	(227,051)
Payments for debt financing costs	-	-	(3,804)
Net cash provided by (used in) financing activities	46,591	(2,310)	(246)
Net (decrease) increase in cash and cash equivalents	(2,112)	1,274	3,050
Cash and cash equivalents at beginning of period	10,798	9,524	6,474
Cash and cash equivalents at end of period	$8,686	$10,798	$9,524

Supplemental information:
Interest paid	$9,505	$10,953	$9,639
Income tax (refunded) paid, net	$(1,147)	$221	$1,101
Non-cash investing and financing activities
Accrued purchases of property and equipment	$577	$1,251	$707
Right-of-use assets obtained in exchange for operating lease obligations (1)	$6,450	$-	$-

The accompanying Notes are an integral part of these Financial Statements.

(1)   The entire amount represents transition adjustment for the adoption of ASC 842.

MISSION BROADCASTING, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Business Operations

Mission Broadcasting, Inc. (“Mission” or the “Company”), a Delaware corporation, is a television broadcasting focused on the acquisition, development and operation of television stations and interactive community websites in medium-sized markets in the United States. As of December 31, 2019, Mission owned and operated 19 full power television stations, affiliated with ABC, FOX, NBC, CBS, The CW and other broadcast television networks, in 18 markets located in the states of Arkansas, Colorado, Illinois, Indiana, Louisiana, Missouri, Montana, New York, Pennsylvania, Texas and Vermont. The Company operates in one reportable television broadcasting segment. Through local service agreements, Nexstar Broadcasting, Inc., a subsidiary of Nexstar Media Group, Inc. (collectively “Nexstar”), provides sales and operating services to all of the Mission television stations (see Notes 2 and 4).

The Company is highly leveraged, which makes it vulnerable to changes in general economic conditions. The Company’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond its control, as well as Nexstar maintaining its pledge to continue the local service agreements with the Company’s stations. Management believes that with Nexstar’s pledge to continue the local service agreements as described in a letter of support dated March 27, 2020, the Company’s available cash, anticipated cash flow from operations and available borrowings under its senior secured credit facility should be sufficient to fund working capital, capital expenditure requirements, interest payments and scheduled debt principal payments for at least the next twelve months from March 27, 2020, enabling Mission to continue to operate as a going concern.

Nexstar’s senior secured credit agreement contains a covenant which requires Nexstar to comply with a maximum consolidated first lien net leverage ratio of 4.25 to 1.00. The financial covenant, which is formally calculated on a quarterly basis, is based on the combined results of Nexstar and its variable interest entities, including Mission. Mission’s credit agreement does not contain financial covenant ratio requirements but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. As of December 31, 2019, Nexstar has informed Mission that it was in compliance with all covenants contained in its credit agreement and the indentures governing its senior unsecured notes.

On November 29, 2019, Nexstar assigned its guarantee obligation of Marshall Broadcasting Group, Inc.’s (“Marshall”) credit agreement to Mission. As a result of the assignment, Mission became the guarantor of Marshall’s debt and Nexstar is no longer a guarantor. Subsequent to the assignment of guarantee, Nexstar made a partial payment of Mission’s outstanding receivable from Nexstar amounting to $50.0 million to facilitate Mission’s funding of the guarantee. The payment of Nexstar to Mission was included in the “Due from Nexstar Broadcasting, Inc.” in the accompanying Balance Sheets.

On November 29, 2019, Marshall defaulted on the payment of principal and interest and other payments due to its third-party bank lenders. Following the default, Mission paid the outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $43.2 million and $5.6 million, respectively, plus accrued and unpaid interest using the cash received from Nexstar. After making the payment, Mission became Marshall’s new lender under the same Marshall credit agreement. Mission recognized a loan receivable from Marshall totaling $48.9 million which is presented as “Investment in loan receivable” in the accompanying Balance Sheets as a result of these transactions. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Marshall may not be able to make its principal or interest payments to Mission under the credit agreement when due or at all. Marshall’s failure to satisfy its debt obligations to Mission may have an adverse effect on the Company’s business and results of operations. The Company believes its loan receivable from Marshall is collectible. Mission will continue to evaluate future developments on Marshall’s bankruptcy process.

Note 2: Summary of Significant Accounting Policies

Local Service Agreements and Purchase Options

The following table summarizes the various local service agreements Mission’s stations had in effect as of December 31, 2019 with Nexstar:

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates made by management include those relating to the allowance for doubtful accounts, valuation of assets acquired and liabilities assumed in business combinations, distribution revenue recognized, income taxes, the recoverability of goodwill, FCC licenses and other long-lived assets, the recoverability of broadcast rights and the useful lives of property and equipment and intangible assets. Actual results may vary from such estimates recorded.

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

Revenue Recognition

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) and all related amendments effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. As a result, financial information for reporting periods beginning on or after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606.

The Company’s revenue is primarily derived from the sale of advertising by Nexstar under JSAs, and the compensation received from multichannel video programming distributors (“MVPDs”) and online video distributors (“OVDs”) in its markets in return for the Company’s consent to the retransmission of the signals of its television stations. Total revenue includes revenue from Nexstar, distribution revenue, and other broadcast related revenues. The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is generally determined based on the price charged to customers. The Company also determines whether gross or net presentation is appropriate based on its relationship in the applicable transaction with its ultimate customer. Any amounts paid by customers but not earned as of the balance sheet date are recorded as a contract liability (deferred revenue). Adjustments associated with the resolution of such estimates have, historically, been inconsequential.

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

The Company’s retransmission consent agreements with MVPDs and OVDs generally have a three-year term and provide revenue based on a monthly amount the Company is entitled to receive per subscriber. Under ASC 606, these revenues are considered arising from the licensing of functional intellectual property. As such, the Company applied the exception for sales- or usage-based royalty for the accounting of variable consideration and recognizes revenues (distribution revenue) at the point in time the broadcast signal is delivered to the distributors. The distributors report their subscriber numbers to the Company on a 30- to 60-day lag, which coincides with their payment of the fees due to the Company. Prior to receiving the report from the MVPDs, the Company records revenue based on estimated subscribers and the monthly amount the Company is entitled to receive per subscriber. The impact of the lag in the number of subscribers is not significant.

Effective on January 1, 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material. During the year ended December 31, 2017, barter revenue (and the related barter expense) was $4.0 million.

The Company elected to utilize the practical expedient around costs incurred to obtain contracts due to their short-term nature. Additionally, the incremental benefit from efforts in acquiring these contracts is considered not significant. Thus, the Company continued to expense sales commissions when incurred.

The Company did not disclose the value of unsatisfied performance obligations on its contracts with customers because they are either (i) contracts with an original expected term of one year or less, (ii) contracts for which the sales- or usage-based royalty exception was applied, or (iii) contracts for which revenue is recognized in proportion to the amount the Company has the right to invoice for services performed.

See Note 9 for additional disclosures on revenue from contracts with customers.

Leases

As discussed in the “Recent Accounting Pronouncements” Section below, the Company adopted ASU No. 2016-02, Leases (Topic 842) and all related amendments issued by the FASB. Accounting Standards Codification (“ASC”) 842 establishes a comprehensive new lease accounting model that requires the recording of assets and liabilities arising from operating leases on the balance sheet accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. The standard was issued to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flow arising from leases.

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

The Company recognized operating lease ROU assets on its Balance Sheet as of January 1, 2019 of $6.5 million, inclusive of the present value of remaining future operating lease payments of $11.0 million and reclassifications of certain operating lease related assets and liabilities under the Company’s historical accounting policy prior to the adoption of ASC 842 such as deferred rent, short-term prepaid expenses and other accruals. These are summarized in the table below (in thousands). The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019.

		ASC 842 Adoption Adjustments
		Present Value of Remaining	Reclassifications of Operating Lease Related Balance Sheet Items to Operating Lease Right-of-Use Assets
Impact on Balance Sheets	December 31, 2018	Operating Lease Payments as of January 1, 2019	Deferred Rent	Other	Total	January 1, 2019
Prepaid expenses and other current assets	$1,130	$-	$-	$(77)	$(77)	$1,053
Other noncurrent assets, net	936	10,957	(4,175)	(332)	6,450	7,386
Total Assets	216,595	10,957	(4,175)	(409)	6,373	222,968
Other current liabilities	8,558	1,802	(531)	(198)	1,073	9,631
Other noncurrent liabilities	6,820	9,155	(3,644)	(211)	5,300	12,120
Total Liabilities	237,732	10,957	(4,175)	(409)	6,373	244,105

After transition to ASC 842, the Company determines if an arrangement is a lease at inception. The ROU assets arising from operating leases are included in other noncurrent assets, current operating lease liabilities and other noncurrent liabilities in the accompanying Balance Sheets. Operating lease ROU assets and operating lease liabilities that are recognized after the adoption of ASC 842 are based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and executory costs (not significant). The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. When determining if a renewal option is reasonably certain of being exercised, the Company considers several factors, including but not limited to the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, or specific characteristics unique to the particular lease that would make it reasonably certain that the Company would exercise such option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its ROU asset and lease liability) unless there is an economic, financial or business reason to do so. As most of the Company’s leases do not provide an implicit rate, the incremental borrowing rate was used based on the information available at the commencement date in determining the present value of future lease payments. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

In rare circumstances, the Company may enter into finance leases for specific equipment or real estate used in its operations, in which the lease term is for the major part of the remaining economic life of the underlying asset or the present value of the lease payments equals or exceeds substantially all of the estimated fair value of the underlying asset. The Company will record its finance leases within property, plant and equipment, other current liabilities and other noncurrent liabilities on the accompanying Balance Sheets.

See Note 8 for additional disclosures on leases as of December 31, 2019.

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

Property and Equipment, Net

Property and equipment is stated at cost or estimated fair value if acquired through a business combination. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized. Major renewals and betterments are capitalized, and ordinary repairs and maintenance are charged to expense in the period incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (see Note 5).

Intangible Assets, Net

Intangible assets consist primarily of goodwill, FCC licenses, network affiliation agreements and customer relationships arising from acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires that purchase prices, including any contingent consideration, are measured at acquisition date fair values. These purchase prices are allocated to the assets acquired and liabilities assumed at estimated fair values at the date of acquisition using various valuation techniques, including discounted projected cash flows, the cost approach and the income approach. The estimated fair value of an FCC license is calculated using a discounted cash flow model referred to as the Greenfield Method. The Greenfield Method attempts to isolate the income that is attributable to the license alone. This approach is based upon modeling a hypothetical start-up station and building it up to a normalized operation that, by design, lacks an affiliation with a network (commonly known as an independent station), lacks inherent goodwill and whose other assets have essentially been added as part of the build-up process. The Greenfield Method assumes annual cash flows over a projection period model. Inputs to this model include, but are not limited to, (i) a four-year build-up period for a start-up station to reach a normalized state of operations, (ii) market long-term growth rate over a projection period, (iii) estimated market revenue share for a typical market participant without a network affiliation, (iv) estimated profit margins based on industry data, (v) capital expenditures based on the size of market and the type of station being constructed, (vi) estimated tax rates in the appropriate jurisdiction, and (vii) an estimated discount rate using a weighted average cost of capital analysis. The Greenfield Method also includes an estimated terminal value by discounting an estimated annual cash flow with an estimated long-term growth rate. The assumptions used in estimating the fair value of a network affiliation agreement are similar to those used in the valuation of an FCC license. The Greenfield Method is also utilized in the valuation of network affiliation agreements except that the estimated market revenue share, estimated profit margins, capital expenditures and other assumptions reflect a market participant premium based on the programming of a network affiliate relative to an independent station. This approach would result in an estimated fair value of the collective FCC license and a network affiliation agreement. The excess of the estimated fair value in this model over the estimated value of an FCC license of an independent station under the Greenfield Method represents the estimated fair value of a network affiliation agreement. The excess of the purchase price over the fair value of identifiable net assets acquired is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments related to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Company’s Statements of Operations.

The Company’s goodwill and FCC licenses are considered to be indefinite-lived intangible assets and are not amortized but are tested for impairment annually in the Company’s fourth quarter or whenever events or changes in circumstances indicate that such assets might be impaired. The use of an indefinite life for FCC licenses contemplates the Company’s historical ability to renew its licenses and that such renewals generally may be obtained indefinitely and at little cost. Therefore, cash flows derived from the FCC licenses are expected to continue indefinitely. Network affiliation agreements are subject to amortization computed on a straight-line basis over the estimated useful life of 15 years. The 15-year life assumes affiliation contracts will be renewed upon expiration. Changes in the likelihood of renewal could require a change in the useful life of such assets and cause an acceleration of amortization. The Company evaluates the remaining lives of its network affiliations whenever changes occur in the likelihood of affiliation contract renewals, and at least on an annual basis.

The Company aggregates its television stations into a single broadcast business reporting unit for purposes of goodwill impairment tests because of the stations’ similar economic characteristics. The Company’s impairment review for FCC licenses is performed at the television station market level.

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

The quantitative impairment test for goodwill is performed by comparing the fair value of a reporting unit with its carrying amount. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The quantitative impairment test for FCC licenses consists of a market-by-market comparison of the carrying amounts of FCC licenses with their fair value, using the Greenfield Method of discounted cash flow analysis. An impairment is recorded when the carrying value of an FCC license exceeds its fair value.

Determining the fair value of the aggregated reporting unit and FCC licenses requires management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. The actual results may differ from these assumptions and estimates, and it is possible that such differences could have a material impact on the Company’s Financial Statements. In addition to the various inputs (i.e., market growth, operating profit margins, discount rates) used to calculate the fair value of FCC licenses and reporting units, the Company evaluates the reasonableness of its assumptions by comparing the fair values of its reporting units and FCC licenses to recent market television station sale transactions.

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

Debt Financing Costs

Debt financing costs represent direct costs incurred to obtain long-term financing and are amortized to interest expense over the term of the related debt using the effective interest method. Previously capitalized debt financing costs are expensed and included in loss on extinguishment of debt if the Company determines that there has been a substantial modification of the related debt. As of December 31, 2019 and 2018, debt financing costs related to the term loan of $3.2 million and $3.9 million, respectively, were presented as a direct deduction from the carrying amount of debt.

Comprehensive Income

Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of shareholders’ deficit. During the years ended December 31, 2019, 2018 and 2017, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted this standard and all related amendments effective January 1, 2019 using the optional transition method. The standard had a material impact on the Company’s Balance Sheets but did not impact its operating results, cash flows or equity. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption did not result in a cumulative impact on retained earnings as of January 1, 2019. See Leases above for the Company’s updated accounting policy and Note 8 for expanded disclosures.

New Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company). Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its financial statements.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” which provided certain improvements to ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” As the Company has adopted ASU 2016-01 and ASU 2017-12, the improvements in ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020, as described below, and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its financial statements.

In March 2019, the FASB issued ASU 2019-02, “Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20) and Entertainment-Broadcasters-Intangibles-Goodwill and Other (Subtopic 920-350).” The standard requires production costs of episodic television series to be capitalized as incurred, which aligns the guidance with the accounting for production costs of films. In addition, once ASU 2019-02 is effective, capitalized costs associated with films and license agreements will be tested for impairment based on the lower of unamortized cost or fair value, as opposed to the existing guidance where the impairment test is based on estimated net realizable value. The guidance also includes additional disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2019, and the interim periods within those fiscal years. The amendments in ASU 2019-02 should be applied prospectively. The Company does not expect the standard to have a material impact on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss model differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its financial statements.

Note 3: Local Service Agreements with Nexstar

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

Under the local service agreements, Nexstar receives substantially all of the Company’s available cash, after satisfaction of operating costs and debt obligations. The Company anticipates that Nexstar will continue to receive substantially all of its available cash, after satisfaction of operating costs and debt obligations. Monthly consideration under the SSAs is a flat fee subject to a 10.0% annual escalation. In compliance with FCC regulations for both the Company and Nexstar, Mission maintains complete responsibility for and control over programming, finances, personnel and operations of its stations. Mission had the following local service agreements in effect with Nexstar as of December 31, 2019:

Station	Market	Type of Agreement	Expiration	Consideration
WFXP	Erie, PA	TBA	8/17/30	Monthly payments received from Nexstar
KHMT	Billings, MT	TBA	12/15/29	Monthly payments received from Nexstar
KFQX	Grand Junction, CO	TBA	6/14/26	Monthly payments received from Nexstar
KJTL/KJBO-LP	Wichita Falls, TX-Lawton, OK	SSA JSA	6/30/25 5/31/35	$182 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WYOU	Wilkes Barre-Scranton, PA	SSA JSA	6/30/25 9/30/24	$933 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KODE	Joplin, MO-Pittsburg, KS	SSA JSA	6/30/25 9/30/24	$338 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KRBC	Abilene-Sweetwater, TX	SSA JSA	6/30/25 6/30/23	$247 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KSAN	San Angelo, TX	SSA JSA	6/30/25 5/31/24	$207 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WAWV	Terre Haute, IN	SSA JSA	6/30/25 5/08/23	$81 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KCIT/KCPN-LP	Amarillo, TX	SSA JSA	6/30/25 4/30/35	$242 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KAMC	Lubbock, TX	SSA JSA	6/30/25 2/16/35	$333 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KOLR	Springfield, MO	SSA JSA	6/30/25 2/16/35	$776 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WUTR	Utica, NY	SSA JSA	6/30/25 3/31/24	$101 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVO	Rockford, IL	SSA JSA	6/30/25 10/31/24	$353 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KTVE	Monroe, LA-El Dorado, AR	SSA JSA	6/30/25 1/16/28	$393 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WTVW	Evansville, IN	SSA JSA	6/30/25 8/01/21	$212 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
KLRT/KASN	Little Rock-Pine Bluff, AR	SSA JSA	6/30/25 1/01/21	$635 thousand per month paid to Nexstar 70% of net revenue received from Nexstar
WVNY	Burlington-Plattsburgh, VT	SSA JSA	6/30/25 3/01/21	$313 thousand per month paid to Nexstar 70% of net revenue received from Nexstar

Note 4: Property and Equipment

Property and equipment consisted of the following, as of December 31 (dollars in thousands):

	Estimated
	useful life,
	in years	2019	2018
Buildings and improvements	39	$8,420	$8,396
Land	N/A	1,632	1,632
Leasehold improvements	term of lease	70	70
Studio and transmission equipment	5-15	36,210	36,074
Computer equipment	3-5	320	320
Furniture and fixtures	7	832	832
Vehicles	5	611	701
Construction in progress	N/A	8,755	5,423
		56,850	53,448
Less: accumulated depreciation		(34,128)	(33,581)
Property and equipment, net		$22,722	$19,867

The increase in property and equipment (most notably construction in progress) primarily relates to spectrum repack projects, routine purchases of property and equipment, less disposals.

Note 5: Intangible Assets and Goodwill

Intangible assets subject to amortization consisted of the following, as of December 31 (dollars in thousands):

	Estimated	2019			2018
	useful life,		Accumulated			Accumulated
	in years	Gross	Amortization	Net	Gross	Amortization	Net
Network affiliation agreements	15	$86,248	$(74,947)	$11,301	$86,248	$(73,153)	$13,095
Other definite-lived intangible assets	1-15	15,681	(15,190)	491	15,681	(15,064)	617
Other intangible assets		$101,929	$(90,137)	$11,792	$101,929	$(88,217)	$13,712

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

No events or circumstances were noted leading management to conclude that impairment testing should be performed on intangible assets subject to amortization during 2019 or 2018.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years and thereafter for definite-lived intangible assets as of December 31, 2019 (in thousands):

2020	$1,518
2021	1,517
2022	1,517
2023	1,444
2024	1,330
Thereafter	4,466
$11,792

The carrying amounts of goodwill and FCC licenses for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Goodwill			FCC Licenses
		Accumulated			Accumulated
	Gross	Impairment	Net	Gross	Impairment	Net
Balances as of December 31, 2018	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102
Balances as of December 31, 2019	$34,737	$(1,550)	$33,187	$53,799	$(10,697)	$43,102

As discussed in Note 2, the Company has one aggregated broadcast business reporting unit for purposes of annual goodwill impairment review as of December 31, 2019. The Company’s annual impairment review of FCC licenses is performed at the station market level.

   In the fourth quarter of 2019, the Company performed its annual impairment tests on goodwill and FCC licenses using the qualitative analysis approach and concluded that it was more likely than not that the fair values of the aggregated reporting unit and FCC licenses would sufficiently exceed their respective carrying amounts.

Note 6: Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following as of December 31 (in thousands):

	2019	2018
Network affiliation fees	$299	$279
Compensation and related taxes	293	262
Current portion of broadcast rights payable	312	325
Other	2,640	1,451
	$3,544	$2,317

Note 7: Debt

Long-term debt consisted of the following, as of December 31 (in thousands):

	2019	2018
Term loans	$226,242	$228,527
Less: unamortized financing costs and discount	(3,177)	(3,888)
Total outstanding debt	223,065	224,639
Less: current portion	(2,285)	(2,285)
Long-term debt, net of current portion	$220,780	$222,354

Senior Secured Credit Facility

As of December 31, 2019 and 2018, Mission’s Term Loan B had outstanding principal balances of $226.2 million and $228.5 million, respectively, and none outstanding under its revolving credit facility as of each of the years then ended. The Term Loan B has a maturity date of January 17, 2024 while the revolving credit facility has a maturity date of October 26, 2023.

The Mission Term Loan B is payable in consecutive quarterly installments of 0.25%, with the remainder due at maturity. During the year ended December 31, 2019, Mission repaid scheduled maturities of $2.3 million of its Term Loan B.

Interest rates are selected at Mission’s option and the applicable margin is adjusted quarterly as defined in Mission’s amended credit agreement. The interest rate of Mission’s Term Loan B was 4.01% and 4.77% as of December 31, 2019 and 2018, respectively. The interest rate on Mission’s revolving credit facility was 3.51% and 4.27% as of December 31, 2019 and 2018, respectively. Additionally, Mission is required to pay quarterly commitment fees on the unused portion of its revolving loan commitment of 0.5% per annum.

Unused Commitments and Borrowing Availability

As of December 31, 2019, Mission had $3.0 million of total unused revolving loan commitments under its senior secured credit facility, all of which was available for borrowing, based on the covenant calculations. Pursuant to the terms of Mission’s and Nexstar’s credit agreements, Mission may reallocate any of its unused revolving loan commitment to Nexstar and Nexstar may also reallocate certain of its unused revolving loan commitment to Mission.

Collateralization and Guarantees of Debt

Nexstar guarantees full payment of all obligations under the Mission senior secured credit facility in the event of Mission’s default. Similarly, Mission is a guarantor of Nexstar’s senior secured credit facility, the $1.785 billion 5.625% senior unsecured notes due 2027 (the “5.625% Notes due 2027”) issued by Nexstar and the $900.0 million 5.625% senior unsecured notes due 2024 (the “5.625% Notes due 2024”) issued by Nexstar. The senior secured credit facilities are collateralized by a security interest in substantially all the combined assets, excluding FCC licenses, of the Company and Nexstar.

The 5.625% Notes due 2027 and the 5.625% Notes due 2024 are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, and the aggregate principal amount outstanding under the 5.625% Notes due 2027 and the 5.625% Notes due 2024. As of December 31, 2019, Nexstar had $1.785 billion aggregate principal amount outstanding under its 5.625% Notes due 2027, $900.0 million aggregate principal amount outstanding under its 5.625% Notes due 2024 and a maximum commitment of $5.830 billion under its senior secured credit facility, of which $4.116 billion in Term Loan B (including new Term Loan B), $1.450 billion in Term Loan A (including new Term Loan A), and $23.7 million of standby letters of credit were outstanding.

As discussed in Note 1—Organization and Business Operations, on November 29, 2019, Nexstar assigned its guarantee obligation of Marshall’s credit agreement to Mission. As a result of the assignment, Mission became the guarantor of Marshall’s debt and Nexstar is no longer a guarantor. Subsequent to the assignment of guarantee, Nexstar made a partial payment of Mission’s outstanding receivable from Nexstar amounting to $50.0 million to facilitate Mission’s funding of the guarantee. The payment of Nexstar to Mission was included in the “Due from Nexstar Broadcasting, Inc.” in the accompanying Balance Sheets.

On November 29, 2019, Marshall defaulted on the payment of principal and interest and other payments due to its third-party bank lenders. Following the default, Mission paid the outstanding principal balances of Marshall’s Term Loan A and revolving credit facility of $43.2 million and $5.6 million, respectively, plus accrued and unpaid interest using the cash received from Nexstar. After making the payment, Mission became Marshall’s new lender under the same Marshall credit agreement. Mission recognized a loan receivable from Marshall totaling $48.9 million which is presented as “Investment in loan receivable” in the accompanying Balance Sheets as a result of these transactions. In December 2019, Marshall filed a voluntary petition for Chapter 11 protection in the U.S. Bankruptcy Court for the Southern District of Texas. Marshall may not be able to make its principal or interest payments to Mission under the credit agreement when due or at all. Marshall’s failure to satisfy its debt obligations to Mission may have an adverse effect on the Company’s business and results of operations. The Company believes its loan receivable from Marshall is collectible. Mission will continue to evaluate future developments on Marshall’s bankruptcy process.

Debt Covenants

The Mission term loan does not require financial covenant ratios but does provide for default in the event Nexstar does not comply with all covenants contained in its credit agreement. Nexstar was in compliance with its financial covenants as of December 31, 2019.

Fair Value of Debt

The aggregate carrying amounts and estimated fair values of the Company’s debt were as follows, as of December 31 (in thousands):

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Term loans	$226,242	$227,154	$224,639	$220,450

         The fair value of the term loan is computed based on borrowing rates currently available to Mission for bank loans with similar terms and average maturities. These fair value measurements are considered Level 3, as significant inputs to the fair value calculation are unobservable in the market.

Debt Maturities

The maturities of the Company’s debt, excluding the unamortized discount and certain debt financing costs, as of December 31, 2019 are summarized as follows (in thousands):

2020	$2,285
2021	2,285
2022	2,285
2023	2,285
Thereafter	217,102
$226,242

Note 8: Leases

The Company as a Lessee

The Company has operating leases for office space, tower facilities, antenna sites, studio and other real estate properties and equipment. The Company’s leases have remaining lease terms of 4 months to 13 years, some of which may include options to extend the leases from 5 to 25 years, and some of which may include options to terminate the leases within one year. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The components of lease expense during the year ended December 31, 2019 was $1.7 million of operating lease cost included in Direct operating expenses, excluding depreciation and amortization, in the accompanying Statements of Operations.

The following table summarizes the components of our lease right-of-use assets and liabilities at December 31, 2019 (in thousands):

(In thousands)	Balance Sheet Classification	December 31, 2019
Operating Leases
Operating lease right-of-use assets, net	Other noncurrent assets, net	$5,275
Current lease liabilities	Current operating lease liabilities	$2,009
Noncurrent lease liabilities	Other noncurrent liabilities	$7,114

Other information related to leases as of December 31, 2019 was as follows (in thousands, except lease term and discount rate):

Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,698
Weighted Average Remaining Lease Term	8
Weighted Average Discount Rate	5.33%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

2020	$2,434
2021	1,494
2022	890
2023	922
2024	921
Thereafter	4,811
Total future minimum lease payments	11,472
Less imputed interest	(2,349)
Total	$9,123

The Company as a Lessor

The Company has various arrangements under which it is the lessor for the use of its tower space. These leases meet the criteria for operating lease classification, but the associated lease income is not material. As part of the adoption, the Company elected the practical expedient to combine lease and non-lease components in its lessor arrangements.

Note 9: Revenue

The following are additional disclosures about the Company’s revenue under ASC 606.

Contract Balance

Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. As of each of December 31, 2019 and December 31, 2018, the Company had no contract balances.

Disaggregation of Revenues

The following table presents the disaggregation of our revenue for the years ended December 31, 2019, 2018 and 2017 under ASC 606. Comparative 2017 revenues are presented in accordance with the Company’s historical accounting standard prior to the adoption of ASC 606 (in thousands):

	2019	2018	2017
Distribution revenue	$76,326	$68,365	$65,854
Revenue from Nexstar	34,652	39,997	36,546
Other	1,265	862	712
Barter revenue	-	-	4,026
Net revenue	$112,243	$109,224	$107,138

Revenue from Nexstar is directly correlated to the advertising revenue earned at the Company’s stations and is positively affected by national and regional political campaigns, and certain events such as the Olympic Games or the Super Bowl. Company stations’ advertising revenue is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to, and including, the holiday season. In addition, advertising revenue is generally higher during even-numbered years when congressional and presidential elections occur and advertising is aired during the Olympic Games.

The Company receives compensation from MVPDs and OVDs in return for the consent to the retransmission of the signals of its television stations. Distribution revenue is recognized at the point in time the broadcast signal is delivered to the distributors and is based on a price per subscriber.

Beginning in 2018, the Company no longer recognizes barter revenue (and the related barter expense) resulting from the exchange of advertising time for certain program material.

Note 10: Common Stock

The Company is owned by two shareholders Nancie J. Smith, Chairman of the Board and Secretary, and Dennis Thatcher, President, Treasurer and Director. As of December 31, 2019 and 2018, the Company had authorized, issued and outstanding 1,000 shares of common stock with a one dollar par value. Each share of common stock is entitled to one vote.

Note 11: Income Taxes

The income tax (benefit) expense consisted of the following components for the years ended December 31 (in thousands):

	2019	2018	2017
Current tax (benefit) expense:
Federal	$(759)	$(5)	$(1,355)
State	17	(60)	304
	(742)	(65)	(1,051)
Deferred tax expense (benefit):
Federal	15,557	(1,523)	4,140
State	489	(454)	311
	16,046	(1,977)	4,451
Income tax expense (benefit)	$15,304	$(2,042)	$3,400

The income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. The sources and tax effects of the differences were as follows, for the years ended December 31 (in thousands):

	2019	2018	2017
Income tax expense (benefit) at 35% statutory federal rate	$(2,805)	$(1,653)	$3,162
State and local taxes, net of federal benefit	(527)	(395)	410
Impact of federal tax rate reduction on deferred taxes	-	-	1,220
Impact of federal tax rate reduction on uncertain tax positions	-	-	(1,471)
Other	76	6	79
Change in beginning of year valuation allowance	18,560	-	-
Income tax (benefit) expense	$15,304	$(2,042)	$3,400

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

The components of the net deferred tax asset were as follows, as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$14,321	$12,808
Rent	-	501
Other	6,974	5,139
Total	21,295	18,448
Valuation allowance	(18,560)	-
Total deferred tax assets	2,735	18,448
Deferred tax liabilities:
Property and equipment	(1,855)	(1,721)
Goodwill	(6,279)	(4,888)
Other intangible assets	(43)	(833)
FCC licenses	(7,260)	(6,706)
Other	137	(815)
Total deferred tax liabilities	(15,300)	(14,963)
Net deferred tax (liabilities) assets	$(12,565)	$3,485

As of December 31, 2019, the Company had a valuation allowance related to deferred tax assets of $18.6 million which was not likely to be realized, an increase of $18.6 million from December 31, 2018. During the year ended December 31, 2019, the valuation allowance increased primarily due to the Company’s belief, based upon consideration of the positive and negative evidence, that certain deferred tax assets of the Company were not likely to be realized. The primary negative evidence considered was the net loss recorded in 2019.

As of December 31, 2019, the Company’s reserve for uncertain tax positions totaled approximately $2.2 million. For the years ended December 31, 2019, 2018 and 2017 there were $2.2 million, $2.2 million and $2.2 million of gross unrecognized tax benefits, respectively, that would reduce the effective tax rate if the underlying tax positions were sustained or settled favorably.

A reconciliation of the beginning and ending balances of the gross liability for uncertain tax positions is as follows (in thousands):

	2019	2018	2017
Uncertain tax position liability at the beginning of the year	$2,206	$2,206	$3,677
Decreases related to tax positions taken during prior periods	-	-	(1,471)
Uncertain tax position liability at the end of the year	$2,206	$2,206	$2,206

While the Company does not anticipate any significant changes to the amount of liabilities for gross unrecognized tax benefits within the next twelve months, there can be no assurance that the outcomes from any tax examinations will not have a significant impact on the amount of such liabilities, which could have an impact on the operating results or financial position of the Company.

Interest expense and penalties related to the Company’s uncertain tax positions would be reflected as a component of income tax expense in the Company’s Statements of Operations. For the years ended December 31, 2019, 2018 and 2017, the Company did not accrue interest on the unrecognized tax benefits as an unfavorable outcome upon examination would not result in a cash outlay but would reduce NOLs.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal tax examinations for years after 2015. Additionally, any NOLs that were generated in prior years and utilized in the current or future years may also be subject to examination by the Internal Revenue Service. State jurisdictions that remain subject to examination are not considered significant.

As of December 31, 2019, the Company has federal NOLs available of $63.1 million and post-apportionment state NOLs available of $16.7 million which are available to reduce future taxable income if utilized before their expiration. The federal NOLs generated prior to 2018 expire at various dates through 2033 if not utilized. NOLs generated beginning in years 2018 are subject to an overall limitation based on 80% of taxable income.  Any excess NOL carryover in a year beginning in 2018 has no expiration. These NOLs have an indefinite life carryover and utilization in any year will be limited to 80% of taxable income. The $3.4 million of NOL generated in 2018 and $7.4 million generated in 2019 would be subject to this limitation. Utilization of NOLs in the future may be limited if changes in the Company’s ownership occur.

Note 12: FCC Regulatory Matters

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

In August 2016, the FCC adopted a Second Report and Order (the “2016 Ownership Order”) concluding the agency’s 2010 and 2014 quadrennial reviews. The 2016 Ownership Order (1) retained the local television ownership rule and radio/television cross-ownership rule with minor technical modifications, (2) extended the ban on common ownership of two top four television stations in a market to network affiliation swaps, (3) retained the ban on newspaper/broadcast cross-ownership in local markets while considering waivers and providing an exception for failed or failing entities, (4) retained the dual network rule, (5) made television JSA relationships attributable interests and (6) defined a category of sharing agreements designated as SSAs between commercial television stations and required public disclosure of those SSAs (while not considering them attributable).

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

Various parties filed petitions seeking reconsideration of various aspects of the 2016 Ownership Order. On November 16, 2017, the FCC adopted an order (the “Reconsideration Order”) addressing the petitions for reconsideration. The Reconsideration Order (1) eliminated the rules prohibiting newspaper/broadcast cross-ownership and limiting television/radio cross-ownership, (2) eliminated the requirement that eight or more independently-owned television stations remain in a local market for common ownership of two television stations in that market to be permissible (the “eight voices test”), (3) retained the general prohibition on common ownership of two “top four” stations in a local market but provided for case-by-case review, (4) eliminated the television JSA attribution rule, and (5) retained the SSA definition and disclosure requirement for television stations. These rule modifications took effect on February 7, 2018, when the Third Circuit denied a mandamus petition which had sought to stay their effectiveness. On September 23, 2019, however, the Third Circuit issued an opinion vacating the Reconsideration Order on the ground that the FCC had failed to adequately analyze the effect of the Reconsideration Order’s deregulatory rule changes on minority and woman ownership of broadcast stations. The Third Circuit later denied petitions for en banc rehearing and its decision took effect on November 29, 2019. On December 20, 2019, the FCC issued an order reinstating the local television ownership rule, the radio/television cross-ownership rule, the newspaper/broadcast cross-ownership rule and the television JSA attribution rule as they existed prior to the Reconsideration Order (including the eight voices test with respect to local television ownership). There is the possibility of further litigation in connection with the Third Circuit’s September 2019 opinion.

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

The FCC’s media ownership rules limit the percentage of U.S. television households which a party may reach through its attributable interests in television stations to 39% on a nationwide basis.  Historically, the FCC has counted the ownership of an ultra-high frequency (“UHF”) station as reaching only 50% of a market’s percentage of total national audience. On August 24, 2016, the FCC adopted a Report and Order abolishing this “UHF discount”, and that rule change became effective in October 2016. On April 20, 2017, the FCC adopted an order on reconsideration that reinstated the UHF discount, which became effective again on June 15, 2017. A federal court of appeals dismissed a petition for review of the discount’s reinstatement in July 2018. In December 2017, the FCC initiated a comprehensive rulemaking to evaluate the UHF discount together with the national ownership limit. Comments and reply comments were filed in 2018, and the proceeding remains open. Mission is in compliance with the 39% national cap limitation without the UHF discount and, therefore, with the UHF discount as well.

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

The incentive auction commenced on March 29, 2016 and officially concluded on April 13, 2017. None of the Company’s television stations accepted bids to relinquish their television channels.  Seven of the Company’s stations have been assigned new channels in the reduced post-auction television band. These “repacked” stations are required to construct and license the necessary technical modifications to operate on their new assigned channels, and must cease operating on their former channels, on a rolling schedule ending in July 2020. Congress has allocated up to an industry-wide total of $2.75 billion to reimburse television broadcasters, MVPDs and other parties for costs reasonably incurred due to the repack. This allocation includes $1.0 billion added to the TV Broadcaster Relocation Fund as part of the Consolidated Appropriations Act, 2018. Broadcasters, MVPDs and other parties have submitted to the FCC estimates of their reimbursable costs and, in many cases, subsequent requests for reimbursement of those costs. As of December 6, 2019, verified cost estimates were approximately $1.95 billion, with 79 percent of the repack complete and reimbursements still to be made to certain low power television and FM radio stations affected by the repack. During the years ended December 31, 2019 and 2018, the Company spent a total of $5.6 million and $3.9 million, respectively, in capital expenditures related to station repack which were recorded as assets under the property and equipment caption in the accompanying Balance Sheets. During the years ended December 31, 2019 and 2018, the Company received $5.7 million and $2.8 million, respectively, in reimbursements from the FCC related to these expenditures which were recorded as operating income in the accompanying Statements of Operations. There were no reimbursements received related to station repack in 2017. The Company cannot determine if the FCC will be able to fully reimburse its repacking costs as this is dependent on certain factors, including the Company’s ability to incur repacking costs that are equal to or less than the FCC’s allocation of funds to the Company and whether the FCC will have available funds to reimburse the Company for additional repacking costs that it previously may not have anticipated. Whether the FCC will have available funds for additional reimbursements will also depend on the repacking costs that will be incurred by other broadcasters, MVPDs, and other parties that are also seeking reimbursements.

The reallocation of television spectrum to broadband use may be to the detriment of the Company’s investment in digital facilities, could require substantial additional investment to continue current operations, and may require viewers to invest in additional equipment or subscription services to continue receiving broadcast television signals. The Company cannot predict the impact of the incentive auction and subsequent repack on its business.

Exclusivity/Retransmission Consent

On March 3, 2011, the FCC initiated a Notice of Proposed Rulemaking which among other things asked for comment on eliminating the network non-duplication and syndicated exclusivity protection rules, which may permit MVPDs to import out-of-market television stations in certain circumstances. In March 2014, the FCC adopted a further notice of proposed rulemaking which sought additional comment on the elimination or modification of the network non-duplication and syndicated exclusivity rules. The FCC’s possible elimination or modification of the network non-duplication and syndicated exclusivity protection rules may affect the Company’s ability to sustain its current level of retransmission consent revenues or grow such revenues in the future and could have an adverse effect on the Company’s business, financial condition and results of operations. The Company cannot predict the resolution of the FCC’s network non-duplication and syndicated exclusivity proposals or the impact of these proposals.

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

Further, OVDs have begun streaming broadcast programming over the Internet. In September 2014, the U.S. Supreme Court held that an OVD’s retransmissions of broadcast television signals without the consent of the broadcast station violate copyright holders’ exclusive right to perform their works publicly as provided under the Copyright Act. In December 2014, the FCC issued a Notice of Proposed Rulemaking proposing to interpret the term “MVPD” to encompass OVDs that make available for purchase multiple streams of video programming distributed at a prescheduled time and seeking comment on the effects of applying MVPD rules to such OVDs. Comments and reply comments were filed in 2015. Although the FCC has not classified OVDs as MVPDs to date, several OVDs have signed agreements for retransmission of local stations within their markets and others are actively seeking to negotiate such agreements.

Note 13: Commitments and Contingencies

Broadcast Rights Commitments

Broadcast rights acquired for cash under license agreements are recorded as an asset and a corresponding liability at the inception of the license period. Future minimum payments for license agreements for which the license period has not commenced and no asset or liability has been recorded are as follows as of December 31, 2019 (in thousands):

2020	$908
2021	411
2022	191
2023	33
$1,543

Guarantees of Nexstar Debt

Mission is a guarantor of and has pledged substantially all its assets, excluding FCC licenses, to guarantee Nexstar’s credit facility. Mission is also a guarantor of Nexstar’s 5.625% Notes due 2027 and Nexstar’s 5.625% Notes due 2024.

The 5.625% Notes due 2027 and the 5.625% Notes due 2024 are general senior unsecured obligations subordinated to all of Mission’s senior secured debt. In the event that Nexstar is unable to repay amounts due under these debt obligations, the Company will be obligated to repay such amounts. The maximum potential amount of future payments that Mission would be required to make under these guarantees would be generally limited to the amount of borrowings outstanding under Nexstar’s senior secured credit facility, and the aggregate principal amounts outstanding under the 5.625% Notes due 2027 and the 5.625% Notes due 2024. As of December 31, 2019, Nexstar had $1.785 billion aggregate principal amount outstanding under its 5.625% Notes due 2027, $900.0 million aggregate principal amount outstanding under its 5.625% Notes due 2024 and a maximum commitment of $5.830 billion under its senior secured credit facility, of which $4.116 billion in Term Loan B (including new Term Loan B), $1.450 billion in Term Loan A (including new Term Loan A), and $23.7 million of standby letters of credit were outstanding. Nexstar also has a $139.7 million revolving loan commitment, of which none was outstanding as of December 31, 2019. Nexstar’s new and old Term Loan B mature on September 18, 2026 and January 17, 2024, respectively. Nexstar’s new and old Term Loan A and revolving loans mature on September 19, 2024 and October 26, 2023, respectively.

On January 30, 2020 and February 28, 2020, Nexstar prepaid $30.0 million and $100.0 million, respectively, of the outstanding principal balance under its old Term Loan B.

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

Note 14: Employee Benefits

The Company has established a retirement savings plan (the “Plan”) under Section 401(k) of the Code. The Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the Plan may be made at the discretion of the Company. The Company contributed $55,000, $45,000 and $23,000 to the Plan for the years ended December 31, 2019, 2018 and 2017, respectively.